Form 10-Q
period 2018-03-31
PQ Group Holdings Inc.
filed 2018-05-11
CIK 1708035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock outstanding as of May 7, 2018 was 135,240,866.

PQ GROUP HOLDINGS INC.

INDEX—FORM 10-Q
March 31, 2018

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended March 31,
	2018	2017
Sales	$366,197	$332,931
Cost of goods sold	288,076	250,219
Gross profit	78,121	82,712
Selling, general and administrative expenses	40,618	34,712
Other operating expense, net	9,314	10,348
Operating income	28,189	37,652
Equity in net (income) from affiliated companies	(11,852)	(5,877)
Interest expense, net	29,163	46,785
Debt extinguishment costs	5,879	—
Other expense, net	4,972	1,969
Income (loss) before income taxes and noncontrolling interest	27	(5,225)
Benefit from income taxes	(529)	(2,910)
Net income (loss)	556	(2,315)
Less: Net income attributable to the noncontrolling interest	342	139
Net income (loss) attributable to PQ Group Holdings Inc.	$214	$(2,454)

Net income (loss) per share:
Basic income (loss) per share	$0.00	$(0.02)
Diluted income (loss) per share	$0.00	$(0.02)

Weighted average shares outstanding:
Basic	133,154,144	103,947,888
Diluted	133,884,983	103,947,888
See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended March 31,
	2018	2017
Net income (loss)	$556	$(2,315)
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits	(18)	(181)
Net gain (loss) from hedging activities	2,183	(1,769)
Foreign currency translation	8,671	15,337
Total other comprehensive income	10,836	13,387
Comprehensive income	11,392	11,072
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,646	(445)
Comprehensive income attributable to PQ Group Holdings Inc.	$9,746	$11,517

See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$58,834	$66,195
Receivables, net	207,368	193,456
Inventories	283,790	262,388
Prepaid and other current assets	39,651	26,929
Total current assets	589,643	548,968
Investments in affiliated companies	471,836	469,276
Property, plant and equipment, net	1,245,672	1,230,384
Goodwill	1,273,589	1,305,956
Other intangible assets, net	785,034	786,144
Other long-term assets	96,903	74,727
Total assets	$4,462,677	$4,415,455
LIABILITIES
Notes payable and current maturities of long-term debt	$51,922	$45,166
Accounts payable	136,033	149,326
Accrued liabilities	102,715	93,917
Total current liabilities	290,670	288,409
Long-term debt	2,195,897	2,185,320
Deferred income taxes	194,853	189,336
Other long-term liabilities	134,173	120,471
Total liabilities	2,815,593	2,783,536
Commitments and contingencies (Note 16)
EQUITY
Common stock ($0.01 par); authorized shares 450,000,000; issued shares 135,244,379 on March 31, 2018 and December 31, 2017; outstanding shares 135,240,866 and 135,244,379 on March 31, 2018 and December 31, 2017, respectively	1,352	1,352
Preferred stock ($0.01 par); authorized shares 50,000,000; no shares issued or outstanding on March 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	1,658,945	1,655,114
Accumulated deficit	(32,563)	(32,777)
Treasury stock, at cost; shares 3,513 on March 31, 2018	(58)	—
Accumulated other comprehensive income	13,843	4,311
Total PQ Group Holdings Inc. equity	1,641,519	1,628,000
Noncontrolling interest	5,565	3,919
Total equity	1,647,084	1,631,919
Total liabilities and equity	$4,462,677	$4,415,455

See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock, at cost	Accumulated other comprehensive income (loss)	Non- controlling interest	Total
Balance, December 31, 2017	$1,352	$1,655,114	$(32,777)	$—	$4,311	$3,919	$1,631,919
Net income	—	—	214	—	—	342	556
Other comprehensive income	—	—	—	—	9,532	1,304	10,836
Repurchase of common shares	—	—	—	(58)	—	—	(58)
Stock compensation expense	—	3,831	—	—	—	—	3,831
Balance, March 31, 2018	$1,352	$1,658,945	$(32,563)	$(58)	$13,843	$5,565	$1,647,084

	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock, at cost	Accumulated other comprehensive income (loss)	Non- controlling interest	Total
Balance, December 31, 2016	$73	$1,167,137	$(90,380)	$(239)	$(53,711)	$5,064	$1,027,944
Net income (loss)	—	—	(2,454)	—	—	139	(2,315)
Other comprehensive income (loss)	—	—	—	—	13,971	(584)	13,387
Stock compensation expense	—	1,652	—	—	—	—	1,652
Balance, March 31, 2017	$73	$1,168,789	$(92,834)	$(239)	$(39,740)	$4,619	$1,040,668

See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$556	$(2,315)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	34,903	28,189
Amortization	13,585	12,397
Acquisition accounting valuation adjustments on inventory sold	1,603	871
Amortization of deferred financing costs and original issue discount	1,559	2,668
Debt extinguishment costs	3,755	—
Foreign currency exchange loss	5,063	1,986
Pension and postretirement healthcare benefit expense	816	902
Pension and postretirement healthcare benefit funding	(3,406)	(2,810)
Deferred income tax benefit	(2,607)	(1,967)
Net loss on asset disposals	1,152	348
Stock compensation	3,831	1,652
Equity in net (income) from affiliated companies	(11,852)	(5,877)
Dividends received from affiliated companies	10,819	—
Other, net	(2,928)	(508)
Working capital changes that provided (used) cash:
Receivables	(11,065)	(16,518)
Inventories	(19,539)	(5,023)
Prepaids and other current assets	(4,712)	(3,398)
Accounts payable	(7,044)	(16,439)
Accrued liabilities	7,546	12,538
Net cash provided by operating activities	22,035	6,696
Cash flows from investing activities:
Purchases of property, plant and equipment	(33,344)	(32,449)
Other, net	209	5
Net cash used in investing activities	(33,135)	(32,444)
Cash flows from financing activities:
Draw down of revolver	38,570	37,000
Repayments of revolver	(32,109)	(27,000)
Issuance of long-term debt	1,267,000	—
Debt issuance costs	(6,395)	—
Repayments of long-term debt	(1,261,624)	(3,085)
Other, net	(58)	—
Net cash provided by financing activities	5,384	6,915
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,511)	(3,133)
Net change in cash, cash equivalents and restricted cash	(7,227)	(21,966)
Cash, cash equivalents and restricted cash at beginning of period	67,243	85,077
Cash, cash equivalents and restricted cash at end of period	$60,016	$63,111

For supplemental cash flow disclosures, see Note 20.
See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

1. Background and Basis of Presentation:
Description of Business
PQ Group Holdings Inc. and subsidiaries (the “Company” or “PQ Group Holdings”) conducts operations through two reporting segments: (1) Environmental Catalysts & Services (“EC&S”): a leading global innovator and producer of silica catalysts used in the production of high-density polyethylene (“HDPE”), methyl methacrylate (“MMA”), specialty zeolite-based catalysts sold to the emissions control industry, the petrochemical industry and other areas of the broader chemicals industry and a merchant sulfuric acid producer operating a network of plants serving a variety of end uses, including the oil refining, nylon, mining, general industrial and chemical industries; and (2) Performance Materials & Chemicals (“PM&C”): a fully integrated, global leader in silicate technology, producing sodium silicate, specialty silicas, zeolites, spray dry silicates, magnesium silicate, and other high performance chemical products used in a variety of end-uses such as adsorbents for surface coatings, clarifying agents for beverages, cleaning and personal care products and engineered glass products for use in highway safety, polymer additives, metal finishing and electronics end uses.
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations for interim reporting. In the opinion of management, all adjustments of a normal and recurring nature necessary to state fairly the financial position and results of operations have been included. The results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Other than the update to our accounting policies described in Note 3, the Company has continued to follow the accounting policies set forth in those consolidated financial statements.
2. New Accounting Standards:
Recently Adopted Accounting Standards
In August 2017, the Financial Accounting Standards Board (“FASB”) issued amendments intended to better align hedge accounting with an entity’s risk management activities. The amendments expand hedge accounting for non-financial and financial risk components and revise the measurement methodologies to better align with an entity’s risk management activities. Separate presentation of hedge ineffectiveness is eliminated to provide greater transparency of the full impact of hedging by requiring presentation of the results of the hedged item and hedging instrument in a single financial statement line item. In addition, the amendments reduce complexity by simplifying the manner in which assessments of hedge effectiveness may be performed. The new guidance is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted, and the guidance should be applied prospectively for the amended presentation and disclosure requirements, and through a cumulative-effect adjustment to beginning retained earnings for any cash flow and net investment hedges existing at the date of adoption. The Company early adopted the guidance effective January 1, 2018. The Company’s cash flow hedges in place at the date of adoption yielded an immaterial amount of ineffectiveness; therefore, the Company did not reflect an adjustment to beginning retained earnings upon adoption. The amended presentation and disclosure requirements are reflected under the new guidance in Note 13 to these condensed consolidated financial statements.
In May 2017, the FASB issued guidance to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, an entity should account for the effects of a change in a share-based payment award using modification accounting unless the fair value, vesting conditions and classification as either a liability or equity are all the same with respect to the award immediately prior to modification and the modified award itself. The new guidance is effective

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

for annual periods beginning after December 15, 2017, including interim periods within those years, and the new guidance should be applied prospectively to awards modified on or after the adoption date. The Company adopted the new guidance on January 1, 2018 as required, with no impact on the Company’s condensed consolidated financial statements upon adoption.
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
The Company adopted the new guidance on January 1, 2018 as required. Prior to the adoption of the guidance, the Company reflected its pension costs within cost of goods sold and selling, general and administrative expenses in the condensed consolidated statements of operations, depending on whether the costs were associated with employees involved in manufacturing or back office support functions. Under the new guidance, the service cost component of the Company’s pension costs remained in the same line items of the condensed consolidated statements of operations, but the remaining components are now reported as part of nonoperating income in the other (income) expense, net line item of the condensed consolidated statements of operations. Although the guidance requires retrospective application upon adoption, a practical expedient permits the Company to use the amounts disclosed in its pension and other post-retirement benefit plan note as its basis of estimation for the prior comparative periods. The Company utilized the practical expedient, and $263 of a net pension benefit for the three months ended March 31, 2017 was reclassified to other (income) expense, net. For the three months ended March 31, 2018, the amount of pension costs included in other (income) expense, net was a net benefit of $485.
In January 2017, the FASB issued guidance that clarifies the definition of a business and provides revised criteria and a framework to determine whether an integrated set of assets and activities is a business. For public companies, the new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted the new guidance on January 1, 2018 as required, with no impact on the Company’s condensed consolidated financial statements upon adoption.
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
The Company adopted the new guidance on January 1, 2018 as required. As of March 31, 2018 and 2017, the Company had $1,182 and $8,985, respectively, of restricted cash included in prepaid and other current assets on its condensed consolidated balance sheets related to its New Market Tax Credit financing arrangements as well as other small restricted cash balances. Changes in the Company’s restricted cash balances prior to the adoption of the new guidance were reflected within cash flows from investing activities in the Company’s condensed consolidated statements of cash flows. The prior comparative period in the Company’s condensed consolidated statement of cash flows has been updated to conform to the new guidance. See Note 20 to these condensed consolidated financial statements for supplemental cash flow disclosures.
In August 2016, the FASB issued guidance which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs and distributions from certain equity method investees. For public companies, the new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and the new guidance should be applied retrospectively to each period presented. The Company adopted the new guidance on January 1, 2018 as required. There was no impact to the Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2017. The Company applied the new guidance to the term loan refinancing that occurred during the three months ended March 31, 2018; see Note 12 to these condensed consolidated financial statements for further information on the debt refinancing transaction. There were no other items in the new guidance which necessitated a change in the Company’s reporting in its condensed consolidated statements of cash flows for the three months ended March 31, 2018 or 2017.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

In May 2014, the FASB issued accounting guidance (with subsequent targeted amendments) that will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that revenue recognized from a transaction or event that arises from a contract with a customer should reflect the consideration to which an entity expects to be entitled in exchange for goods or services provided. To achieve that core principle, the new guidance sets forth a five-step revenue recognition model that will need to be applied consistently to all contracts with customers, except those that are within the scope of other topics in the Accounting Standards Codification (“ASC”). Also required are enhanced disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The enhanced disclosures include qualitative and quantitative information about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized related to the costs to obtain or fulfill a contract. For public companies, the new requirements are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company reviewed its key revenue streams and assessed the underlying customer contracts within the framework of the new guidance. The Company evaluated the key aspects of its revenue streams for impact under the new guidance and performed a detailed analysis of its customer agreements to quantify the changes under the guidance. The Company concluded that the guidance did not have a material impact on its existing revenue recognition practices upon adoption on January 1, 2018. The Company implemented the guidance under the modified retrospective transition method of adoption. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The impact of adoption of the new revenue recognition guidance was immaterial for the three months ended March 31, 2018, and there was no transition adjustment required upon adoption. See Note 3 to these condensed consolidated financial statements for additional disclosures required by the new guidance.
Accounting Standards Not Yet Adopted
In February 2018, the FASB issued guidance which will permit entities to make an election to reclassify income tax effects stranded in accumulated other comprehensive income to retained earnings as a result of tax reform legislation enacted by the U.S. government on December 22, 2017. The standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted in any interim period for which the financial statements have not yet been issued. The Company is evaluating the impact that the new guidance will have on its consolidated financial statements.
In January 2017, the FASB issued guidance which eliminates the second step from the traditional two-step goodwill impairment test. Under current guidance, an entity performed the first step of the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount; if an impairment loss was indicated, the entity computed the implied fair value of goodwill to determine whether an impairment loss existed, and if so, the amount to recognize. Under the new guidance, an impairment loss is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value (the Step 1 test), with no further testing required. Any impairment loss recognized is limited to the amount of goodwill allocated to the reporting unit. The new guidance is effective for public companies that are Securities and Exchange Commission (“SEC”) registrants for fiscal years beginning after December 15, 2019, with early adoption permitted for goodwill impairment tests performed on testing dates after January 1, 2017. All entities are required to apply the guidance prospectively to goodwill impairment tests subsequent to adoption of the standard. The Company is evaluating the impact that the new guidance will have on its consolidated financial statements.
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

3. Revenue from Contracts with Customers:
Revenue Recognition Model
In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under its agreements, the Company performs the following steps: (i) identification of the contract with the customer; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.
The Company identifies a contract when an agreement with a customer creates legally enforceable rights and obligations, which occurs when a contract has been approved by both parties, both parties are committed to perform their respective obligations, each party’s

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

rights are clearly identified, payment terms are identified, commercial substance exists and it is probable that the Company will collect consideration to which it is entitled. The Company and its customers typically enter into master service agreements (“MSA”), which establish the terms, including prices, under which orders to purchase goods may be placed. In these instances, the Company’s contract with a customer is the purchase order issued under the MSA. Certain of the Company’s MSA agreements contain provisions regarding the purchase of a minimum quantity of goods. Under these circumstances, the Company considers the MSA to be a legally enforceable contract.
The Company identifies a performance obligation in a contract for each promised good that is separately identifiable from other promises in the contract and for which the customer can benefit from the good on its own or together with other resources that are available to the customer. The majority of the Company’s contracts have a single performance obligation, which is the promise to transfer individual goods to the customer. The Company has certain contracts that include multiple performance obligations to which the purchase price for each distinct performance obligation is defined in the contract. These distinct performance obligations may include stand-ready provisions, which are arrangements to provide a customer assurance that they will have access to the Company’s manufacturing facilities, or monthly reservation of capacity fees.
As described above, the Company’s MSAs with its customers outline prices for individual products or contract provisions. MSAs in the Company’s performance chemicals and refining services product groups may contain provisions whereby raw material costs may be passed-through to the customer per the terms of their contract, which constitutes a form of variable consideration. The Company’s exposure to fluctuations in raw material prices is limited, as the majority of pass-through contract provisions reset based on fluctuations in the underlying raw material price. MSAs in the Company’s refining services product group also contain take-or-pay arrangements, whereby the customer would incur a penalty in the form of a shortfall volume fee. Currently there is no history in which customers fail to meet the contractual minimum. Revenue from product sales are recorded at the net sales price, which includes estimates of variable consideration for which reserves are established and which result from discounts, returns or other allowances that are offered within contracts between the Company and its customers.
The Company recognizes revenues when performance obligations under the terms of a contract with its customer are satisfied, which generally occurs at a point in time by transferring control of a product to the customer. The Company determines the point in time when a customer obtains control of a product and the Company satisfies the performance obligation by considering when the Company has a right to payment for the product, the customer has legal title to the product, the Company has transferred possession of the product, the customer has assumed the risks and rewards of ownership of the product or the customer has accepted the product. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The Company does not have any significant payment terms as payment is received at, or shortly after, the point of sale.
Contract Assets and Contract Liabilities
A contract asset is a right to consideration in exchange for goods that the Company has transferred to a customer when that right is conditional on something other than the passage of time. A contract liability exists when the Company receives consideration in advance of performance obligations. The Company has not recorded any contract assets or contract liabilities on its condensed consolidated balance sheets as of March 31, 2018 or December 31, 2017.
Practical Expedients and Accounting Policy Elections
The Company has elected to use certain practical expedients and has made certain accounting policy elections as permitted under the new revenue recognition guidance. Certain of the Company’s contracts with customers are based on an individual purchase order, thus the duration of most contracts are for one year or less. The Company has elected to apply certain practical expedients and omit certain disclosures related to remaining performance obligations for contracts which have an initial term of one year or less.
When the Company performs shipping and handling activities after the transfer of control to the customer (e.g. when control transfers prior to delivery), they are considered fulfillment activities and, accordingly, the costs are accrued for when the related revenue is recognized. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. Sales, value add and other taxes the Company collects concurrent with revenue producing activities are excluded from revenues.
Disaggregated Revenue
The Company’s primary means of disaggregating revenues is by product group, which can be found in Note 17 to these condensed consolidated financial statements.
The Company’s portfolio of products are integrated into a variety of end uses, which are described in the table below.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

Key End Uses	Key Products
Industrial & process chemicals	• Silicate precursors for the tire industry
• Silicate for water treatment
• Glass beads, or microspheres, for metal finishing end uses
Fuels & emission control	• Refinery catalysts
• Emission control catalysts
• Catalyst recycling services
Packaging & engineered plastics	• Catalysts for high-density polyethlene and chemicals syntheses
• Antiblocks for film packaging
• Solid and hollow microspheres for composite plastics
Highway safety & construction	• Reflective markings for roadways and airports
• Hollow glass beads, or microspheres, for cement additives
Consumer products	• Silica gels for edible oil and beer clarification
• Precipitated silicas and zeolites for the surface coating, dentifrice, and dishwasher and laundry detergent applications
Natural resources	• Silicates for drilling muds
• Hollow glass beads, or microspheres, for oil well cements
• Sulfur derivatives for copper mining
• Bleaching aids for paper

The following table disaggregates the Company’s sales, by segment and end use, for the three months months ended March 31, 2018:

	Three months ended March 31, 2018
	Environmental Catalysts & Services	Performance Materials & Chemicals	Total
Industrial & process chemicals	$17,039	$75,271	$92,310
Fuels & emission control (1)	55,997	—	55,997
Packaging & engineered plastics	28,243	31,808	60,051
Highway safety & construction (1)	—	47,145	47,145
Consumer products	—	76,730	76,730
Natural resources	15,908	18,868	34,776
Total	117,187	249,822	367,009
Inter-segment sales eliminations	(812)	—	(812)
Total segment sales	$116,375	$249,822	$366,197

(1)	As described in Note 1, the Company experiences seasonal sales fluctuations to customers in the fuels and emission control and highway safety and construction end uses.
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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts	$10,223	$—	$10,223	$—
Restoration plan assets	5,217	5,217	—	—
Total	$15,440	$5,217	$10,223	$—

Liabilities:
Derivative contracts	$16,026	$—	$16,026	$—
Total	$16,026	$—	$16,026	$—

	December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts	$1,043	$—	$1,043	$—
Restoration plan assets	5,576	5,576	—	—
Total	$6,619	$5,576	$1,043	$—

Liabilities:
Derivative contracts	$448	$—	$448	$—
Total	$448	$—	$448	$—

Restoration plan assets
The fair values of the Company’s restoration plan assets are determined through quoted prices in active markets. Restoration plan assets are assets held in a Rabbi trust to fund the obligations of the Company’s defined benefit supplementary retirement plans and include various stock and fixed income mutual funds. See Note 15 to these condensed consolidated financial statements regarding defined supplementary retirement plans. Unrealized gains and losses associated with the underlying stock and fixed income mutual funds were immaterial as of March 31, 2018 and December 31, 2017, respectively.

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
The Company has interest rate caps, natural gas swaps and cross currency swaps that are fair valued using Level 2 inputs. In addition, the Company applies a credit valuation adjustment to reflect credit risk which is calculated based on credit default swaps. To the extent that the Company’s net exposure under a specific master agreement is an asset, the Company utilizes the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company utilizes a default swap rate comparable to PQ Group Holdings. The credit valuation adjustment is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the Company’s liabilities or that a market participant would be willing to pay for the Company’s assets. As of March 31, 2018 and December 31, 2017, the credit valuation adjustment resulted in a minimal change in the fair value of the derivatives.
5. Accumulated Other Comprehensive Income:
The following table presents the tax effects of each component of other comprehensive income (loss) for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018			2017
	Pre-tax amount	Tax benefit/(expense)	After-tax amount	Pre-tax amount	Tax benefit/(expense)	After-tax amount
Defined benefit and other postretirement plans
Amortization and unrealized losses	$(24)	$6	$(18)	$(194)	$13	$(181)
Benefit plans, net	(24)	6	(18)	(194)	13	(181)
Net gain (loss) from hedging activities	2,912	(729)	2,183	(2,862)	1,093	(1,769)
Foreign currency translation	10,114	(1,443)	8,671	17,247	(1,910)	15,337
Other comprehensive income	$13,002	$(2,166)	$10,836	$14,191	$(804)	$13,387

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following table presents the change in accumulated other comprehensive income (loss), net of tax, by component for the three months ended March 31, 2018 and 2017:

	Defined benefit and other postretirement plans	Net gain (loss) from hedging activities	Foreign currency translation	Total
December 31, 2017	$7,412	$967	$(4,068)	$4,311
Other comprehensive income (loss) before reclassifications	(32)	2,188	7,367	9,523
Amounts reclassified from accumulated other comprehensive income(1)	14	(5)	—	9
Net current period other comprehensive income (loss)	(18)	2,183	7,367	9,532
March 31, 2018	$7,394	$3,150	$3,299	$13,843

December 31, 2016	$7,513	$4,557	$(65,781)	$(53,711)
Other comprehensive income (loss) before reclassifications	(214)	(1,785)	15,921	13,922
Amounts reclassified from accumulated other comprehensive income (loss)(1)	33	16	—	49
Net current period other comprehensive income (loss)	(181)	(1,769)	15,921	13,971
March 31, 2017	$7,332	$2,788	$(49,860)	$(39,740)

(1)	See the following table for details about these reclassifications.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following table presents the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017. Amounts in parenthesis indicate debits to profit/loss.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(a)		Affected Line Item in the Statements of Operations
	Three months ended March 31,
	2018	2017
Defined benefit and other postretirement plans
Amortization of prior service cost	$19	$20	(b)
Amortization of net gain (loss)	(2)	19	(b)
	17	39	Total before tax
	(3)	(6)	Tax (expense) benefit
	$14	$33	Net of tax

Net gain (loss) from hedging activities
Interest rate caps	$(35)	$(2)	Interest expense
Natural gas swaps	28	18	Cost of goods sold
	(7)	16	Total before tax
	2	—	Tax (expense) benefit
	$(5)	$16	Net of tax

Total reclassifications for the period	$9	$49	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.

(b)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost (see Note 15 to these condensed consolidated financial statements for additional details).

6. Acquisition:
On June 12, 2017 (the “Acquisition Date”), the Company acquired the facilities of Sovitec Mondial S.A. (“Sovitec”) located in Belgium, Spain, Argentina and France as part of a stock transaction (the “Acquisition”) for $41,572 in cash, excluding assumed debt. Based in Fleurus, Belgium, Sovitec is a high quality producer of engineered glass products used in transportation safety, metal finishing and polymer additives.
The Acquisition was accounted for using the acquisition method of accounting. Under the acquisition method, the purchase price was allocated to the identifiable net assets acquired based on the fair values of the identifiable assets acquired and liabilities assumed as of the Acquisition Date. The excess of the purchase price over the fair values of the identifiable net assets acquired was recorded as goodwill. The results of operations of Sovitec have been included in the Company’s consolidated financial statements since the Acquisition Date.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following table sets forth the calculation and allocation of the purchase price to the identifiable net assets acquired with respect to the Acquisition, which was substantially complete as of March 31, 2018.

	Provisional Purchase Price Allocation	Adjustments	Purchase Price Allocation
Total consideration, net of cash acquired	$41,572	$—	$41,572

Recognized amounts of identifiable assets acquired and liabilities assumed:
Receivables	$14,305	$—	$14,305
Inventories	7,645	1,603	9,248
Prepaid and other current assets	400	—	400
Property, plant and equipment	9,020	15,960	24,980
Other intangible assets	—	5,753	5,753
Other long-term assets	129	15,921	16,050

Fair value of assets acquired	31,499	39,237	70,736
Current debt	(6,420)	—	(6,420)
Accounts payable	(10,748)	—	(10,748)
Long-term debt	(10,189)	—	(10,189)
Deferred income taxes	—	(4,426)	(4,426)
Other long-term liabilities	(154)	—	(154)

Fair value of net assets acquired	3,988	34,811	38,799
Goodwill	37,584	(34,811)	2,773
	$41,572	$—	$41,572

In accordance with the requirements of the purchase method of accounting for acquisitions, accounts receivable and inventories were recorded at fair market value. As of the Acquisition Date, the fair value of accounts receivable approximated historical cost. The gross contractual amount of accounts receivable at the Acquisition Date was $14,607, of which $302 was deemed uncollectible. Fair value of inventory is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity, which was $1,603 higher than the historical cost.
The Company’s cost of goods sold for the three months ended March 31, 2018 includes a pre-tax charge of $1,603 relating to the step-up on inventory, $108 of additional amortization expense related to identified intangible assets and $421 of additional depreciation expense, which would have been recorded during the year ended December 31, 2017 if the adjustments to the provisional amounts had been recognized as of the Acquisition Date. The Company’s other expense, net for the three months ended March 31, 2018 includes additional amortization expense related to identified intangible assets of $101 which would have been recorded during the year ended December 31, 2017 if the adjustments to the provisional amounts had been recognized as of the Acquisition Date. The Company’s benefit from income taxes for the three months ended March 31, 2018 includes an additional $990 tax benefit associated with the year ended December 31, 2017, to reflect impacts as if the adjustments to the provisional amounts had been recognized as of the Acquisition Date. This amount is primarily a result of opening balance sheet adjustments recorded during the three months ended March 31, 2018, which needed to be re-measured through the income statement because of income tax rate changes that occurred subsequent to the Acquisition Date.
The Company believes that the Acquisition will enable it to offer a more comprehensive, cost-effective and high-quality portfolio of products and services to its customers worldwide when, combined with anticipated synergies within its existing business, contributed to a total purchase price that resulted in the recognition of goodwill. All of the goodwill was assigned to the Company’s PM&C reporting segment. The goodwill associated with the Acquisition is not deductible for tax purposes.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The valuation of the intangible assets acquired and the related weighted-average amortization periods are as follows:

	Amount	Weighted-Average Expected Useful Life (in years)
Intangible assets subject to amortization:
Trademarks	$1,767	11
Technical know-how	1,892	11
Total intangible assets subject to amortization	3,659
Trade names, not subject to amortization	2,094	Indefinite
Total	$5,753

Net sales and net loss generated by the Sovitec legal entities included in the Company’s condensed consolidated statement of operations totaled $10,921 and $1,771, respectively, for the three months ended March 31, 2018. Acquisition costs were immaterial for the three months ended March 31, 2018 and $874 for the three months ended March 31, 2017.
Pro Forma Financial Information
The unaudited pro forma financial information for the three months ended March 31, 2017 has been derived from the Company’s historical consolidated financial statements and prepared to give effect to the Acquisition, assuming that the Acquisition occurred on January 1, 2016. The unaudited pro forma consolidated results of operations are provided for illustrative purposes only and are not indicative of the Company’s actual consolidated results of operations had the Acquisition been made as of January 1, 2016. The unaudited pro forma results of operations do not reflect any operating efficiencies or potential cost savings which may result from the Acquisition.

Unaudited
Three months ended March 31, 2017
Pro forma sales	$341,399
Pro forma net loss	(1,796)
Pro forma net loss attributable to PQ Group Holdings Inc.	(1,935)
Pro forma basic and diluted net loss per share	$(0.02)
The results of operations for the three months ended March 31, 2018 include the operating results of the combined company for the full period and therefore, there is no pro forma presentation included in the table above.
Certain non-recurring charges included in the Company’s results of operations for the three months ended March 31, 2017 were allocated to the respective prior year periods for pro forma purposes. For the three months ended March 31, 2017, non-recurring charges allocated to the prior year period include transaction fee charges of $499 which were excluded from pro forma net loss for the three months ended March 31, 2017. Also included in pro forma net loss for the three months ended March 31, 2017 is amortization expense of $87 and depreciation expense of $204 associated with the fair value step-up of identifiable intangible assets and property, plant and equipment, respectively.
7. Goodwill:
The changes in the carrying amount of goodwill for the three months ended March 31, 2018 is summarized as follows:

	Performance Materials & Chemicals	Environmental Catalysts & Services	Total
Balance as of December 31, 2017	$914,623	$391,333	$1,305,956
Goodwill adjustments(1)	(34,811)	—	(34,811)
Foreign exchange impact	1,404	1,040	2,444
Balance as of March 31, 2018	$881,216	$392,373	$1,273,589

(1)
Represents the measurement period adjustments on the net assets acquired as part of the Acquisition (see Note 6 to these condensed consolidated financial statements for further information regarding the Acquisition).

8. Other Operating Expense, Net:
A summary of other operating expense, net is as follows:

	Three months ended March 31,
	2018	2017
Amortization expense	$8,949	$5,834
Transaction and other related costs(1)	422	1,375
Restructuring and other related costs (Note 18)	120	1,196
Net loss on asset disposals	1,152	348
Management advisory fees	—	1,250
Insurance proceeds(2)	(1,244)	—
Other, net	(85)	345
	$9,314	$10,348

(1)
Transaction and other related costs for the three months ended March 31, 2018 and 2017 primarily include transaction costs associated with the Company’s initial public offering (exclusive of the direct costs recorded in stockholders’ equity net of the proceeds from the offering) and the Acquisition (see Note 6 to these condensed consolidated financial statements for further information).

(2)
Represents the majority of the $1,500 insurance proceeds received during the three months ended March 31, 2018 related to a portion of the Company’s claim for losses sustained during Hurricane Harvey in August 2017.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

9. Inventories:
Inventories are classified and valued as follows:

	March 31, 2018	December 31, 2017
Finished products and work in process	$223,019	$199,919
Raw materials	60,771	62,469
	$283,790	$262,388

Valued at lower of cost or market:
LIFO basis	$177,632	$162,315
Valued at lower of cost and net realizable value:
FIFO or average cost basis	106,158	100,073
	$283,790	$262,388

10. Investments in Affiliated Companies:
The Company accounts for investments in affiliated companies under the equity method. Affiliated companies accounted for on the equity basis as of March 31, 2018 are as follows:

Company	Country	Percent Ownership
PQ Silicates Ltd.	Taiwan	50%
Zeolyst International	USA	50%
Zeolyst C.V.	Netherlands	50%
Quaker Holdings	South Africa	49%
Following is summarized information of the combined investments(1):

	Three months ended March 31,
	2018	2017
Net sales	$88,576	$73,055
Gross profit	35,522	28,925
Operating income	26,041	18,583
Net income	27,022	19,035

(1)
Summarized information of the combined investments is presented at 100%; the Company’s share of the net assets and net income of affiliates is calculated based on the percent ownership specified in the table above.

The Company’s investments in affiliated companies balance as of March 31, 2018 and December 31, 2017 includes net purchase accounting fair value adjustments of $263,042 and $264,700, respectively, related to the combination of the businesses of PQ Holdings Inc. and Eco Services Operations LLC in May 2016, consisting primarily of goodwill and intangible assets such as customer relationships, technical know-how and trade names. Consolidated equity in net income from affiliates is net of $1,658 and $3,624 of amortization expense related to purchase accounting fair value adjustments for the three months ended March 31, 2018 and 2017, respectively.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

11. Property, Plant and Equipment:
A summary of property, plant and equipment, at cost, and related accumulated depreciation is as follows:

	March 31, 2018	December 31, 2017
Land	$199,163	$191,006
Buildings	212,173	200,054
Machinery and equipment	1,039,683	1,005,025
Construction in progress	142,793	145,414
	1,593,812	1,541,499
Less: accumulated depreciation	(348,140)	(311,115)
	$1,245,672	$1,230,384

Depreciation expense was $34,903 and $28,189 for the three months ended March 31, 2018 and 2017, respectively.
12. Long-term Debt:
The summary of long-term debt is as follows:

	March 31, 2018	December 31, 2017
Term Loan Facility (U.S. dollar denominated)	$—	$916,153
Term Loan Facility (Euro denominated)	—	335,808
New Term Loan Facility	1,263,833	—
6.75% Senior Secured Notes due 2022	625,000	625,000
5.75% Senior Unsecured Notes due 2025	300,000	300,000
ABL Facility	30,000	25,000
Other	70,322	68,318
Total debt	2,289,155	2,270,279
Original issue discount	(22,145)	(18,390)
Deferred financing costs	(19,191)	(21,403)
Total debt, net of original issue discount and deferred financing costs	2,247,819	2,230,486
Less: current portion	(51,922)	(45,166)
Total long-term debt	$2,195,897	$2,185,320

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction. As of March 31, 2018 and December 31, 2017, the fair value of the senior secured term loans and senior secured and unsecured notes was higher than book value by $32,972 and $59,319, respectively. The fair value of the senior secured term loans and senior secured and unsecured notes was derived from published loan prices as of March 31, 2018 and December 31, 2017, as applicable. The fair value is classified as Level 2 based upon the fair value hierarchy (see Note 4 to these condensed consolidated financial statements for further information on fair value measurements).
New Term Loan Facility
On February 8, 2018 (the “Closing Date”), PQ Corporation (the “Borrower”), an indirect, wholly owned subsidiary of the Company, refinanced its existing senior secured term loan facility with a new $1,267,000 senior secured term loan facility (the “New Term Loan Facility”) by entering into a third amendment agreement (the “Amendment”), which amended and restated the Term Loan Credit Agreement dated as of May 4, 2016, among the Borrower, CPQ Midco I Corporation, Credit Suisse AG, Cayman Island Branch, as administrative agent and collateral agent, and the lenders and the other parties party thereto from time to time (as amended prior to the Amendment, the “Existing Credit Agreement” and as amended and restated by the Amendment, the “New Credit Agreement”).

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The New Term Loan Facility bears interest at a floating rate of LIBOR plus 2.50% per annum and matures in February 2025, effectively lowering the interest rate margin, eliminating the interest rate floor that existed on the Euro-denominated tranche prior to refinancing, and extending the maturity of its senior secured term loan facility. The New Term Loan Facility requires scheduled quarterly amortization payments, each equal to 0.25% of the original principal amount of the loans under the New Term Loan Facility. Voluntary prepayments of the New Term Loan Facility in connection with a Repricing Transaction, as defined in the New Credit Agreement, on or prior to six months after the Closing Date will be subject to a call premium of 1.00%. Otherwise, outstanding loans under the New Term Loan Facility may be voluntarily prepaid at any time without premium or penalty. In addition, the New Credit Agreement contains customary mandatory prepayments, affirmative and negative covenants and events of default, all of which are substantially the same as under the Existing Credit Agreement.
The Company recorded $2,124 of new creditor and third-party financing costs as debt extinguishment costs. In addition, previous unamortized deferred financing costs of $1,403 and original issue discount of $2,352 associated with the previously outstanding debt were written off as debt extinguishment costs.
On the Closing Date, the Company also entered into multiple cross currency swap arrangements to hedge foreign currency risk. The swaps are designed to enable the Company to effectively convert a portion of its fixed-rate U.S. dollar denominated debt obligations into approximately €280,000 equivalent ($345,041 as of March 31, 2018). The swaps are expected to mature in February 2023.
13. Financial Instruments:
The Company uses (1) interest rate related derivative instruments to manage its exposure to changes in interest rates on its variable-rate debt instruments, (2) commodity derivatives to manage its exposure to commodity price fluctuations, and (3) foreign currency related derivative instruments to manage its foreign currency exposure to its net investments in certain foreign operations. The Company does not speculate using derivative instruments.
By using derivative financial instruments to hedge exposures to changes in interest rates, commodity prices and foreign currency, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is an asset, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is a liability, the Company owes the counterparty and therefore, the Company is not exposed to the counterparty’s credit risk in those circumstances. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with high quality counterparties. The derivative instruments entered into by the Company do not contain credit-risk-related contingent features.
Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates, currency exchange rates or commodity prices. The market risk associated with the Company’s derivative instruments is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
Use of Derivative Financial Instruments to Manage Commodity Price Risk. The Company is exposed to risks in energy costs due to fluctuations in energy prices, particularly natural gas. The Company has a hedging program in the United States which allows the Company to mitigate exposure to natural gas volatility with natural gas swap agreements. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices of comparable contracts. The respective current and non-current liabilities are recorded in accrued liabilities and other long-term liabilities and the respective current and non-current assets are recorded in prepaid and other current assets and other long-term assets, as applicable, in the Company’s consolidated balance sheet. As the derivatives are designated and qualify as cash flow hedges, the gains or losses on the natural gas swaps are recorded in stockholders’ equity as a component of other comprehensive income (loss) (“OCI”), net of tax. Reclassifications of the gains and losses on natural gas hedges into earnings are recorded in production costs and subsequently charged to cost of goods sold in the consolidated statements of operations in the period in which the associated inventory is sold. The Company’s natural gas swaps have a remaining notional quantity of 3.4 million MMBTU to mitigate commodity price volatility through December 2020.
Use of Derivative Financial Instruments to Manage Interest Rate Risk. The Company is exposed to fluctuations in interest rates on its senior secured credit facilities. Changes in interest rates will not affect the market value of such debt but will affect the Company’s interest payments over the term of the loans. Likewise, an increase in interest rates could have a material impact on the Company’s cash flow. The Company hedges the interest rate fluctuations on debt obligations through interest rate cap agreements. The Company records these agreements at fair value as assets or liabilities in its consolidated balance sheet. As the derivatives are designated and qualify as cash flow hedges, the gains or losses on the interest rate cap agreements are recorded in stockholders’ equity as a component of OCI, net of tax. Reclassifications of the gains and losses on the interest rate cap agreements into earnings are recorded as part of interest expense in the consolidated statements of operations as the Company makes its interest payments on the hedged portion of its senior secured credit

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

facilities. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices.
In July 2016, the Company entered into interest rate cap agreements, paying a premium of $1,551 to mitigate interest rate volatility from July 2016 through July 2020 by employing varying cap rates, ranging from 1.50% to 3.00%, on $1,000,000 of notional variable-rate debt. The cap rate currently in effect at March 31, 2018 is 2.00%.
Use of Derivative Financial Instruments to Manage Foreign Currency Risk. The Company is exposed to risks related to its net investments in foreign operations due to fluctuations in foreign currency exchange rates, particularly between the United States dollar and the Euro. In connection with the February 2018 term loan refinancing (see Note 12 to these condensed consolidated financial statements), the Company entered into multiple cross currency interest rate swap arrangements with an aggregate notional amount of €280,000 ($345,041) to hedge this exposure on the net investments of two of its Euro-denominated subsidiaries. The Company records these swap agreements at fair value as assets or liabilities in its consolidated balance sheet. As the derivatives are designated and qualify as net investment hedges, changes in the fair value of the swaps attributable to changes in the spot exchange rates are recognized in cumulative translation adjustment (“CTA”) within OCI and are held there until the hedged net investments are sold or substantially liquidated. Changes in the fair value of the swaps attributable to the cross currency basis spread are excluded from the assessment of hedge effectiveness and are recorded in current period earnings. Upon such sale or liquidation, the amount recognized in CTA is reclassified to earnings and reported in the same line item as the gain or loss on the liquidation of the net investments.
The fair values of derivative instruments held as of March 31, 2018 and December 31, 2017 are shown below:

	Balance sheet location	March 31, 2018	December 31, 2017
Derivative assets:
Derivatives designated as cash flow hedges:
Interest rate caps	Prepaid and other current assets	$1,039	$44
Interest rate caps	Other long-term assets	2,857	999
		3,896	1,043
Derivatives designed as net investment hedges:
Cross currency swaps	Prepaid and other current assets	6,327	—
Total derivative assets		$10,223	$1,043

Derivative liabilities:
Derivatives designated as cash flow hedges:
Natural gas swaps	Accrued liabilities	$246	$318
Natural gas swaps	Other long-term liabilities	177	130
		423	448
Derivatives designated as net investment hedges:
Cross currency swaps	Other long-term liabilities	15,603	—
Total derivative liabilities		$16,026	$448

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following table shows the effect of the Company’s derivative instruments designated as cash flow hedges on accumulated other comprehensive income (loss) (“AOCI”) for the three months ended March 31, 2018 and 2017:

		Three months ended March 31,
		2018		2017
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$2,852	$(35)	$(2,311)	$(2)
Natural gas swaps	Cost of goods sold	53	28	(535)	18
		2,905	(7)	(2,846)	16

The following table shows the effect of the Company’s cash flow hedge accounting on the consolidated statements of operations for the three months ended March 31, 2018 and 2017:

	Location and amount of gain (loss) recognized in income on cash flow hedging relationships
	Three months ended March 31,
	2018		2017
	Cost of goods sold	Interest (expense) income	Cost of goods sold	Interest (expense) income
Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$(288,076)	$(29,163)	$(250,219)	$(46,785)

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	—	(35)	—	(2)
Commodity contracts:
Amount of gain (loss) reclassified from AOCI into income	28	—	18	—

The following table shows the effect of the Company’s net investment hedges on AOCI and the consolidated statements of operations for the three months ended March 31, 2018 and 2017:

	Amount of gain (loss) recognized in OCI on derivative		Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
	2018	2017		2018	2017		2018	2017
Cross currency swaps	$(9,276)	$—	Gain (loss) on sale of subsidiary	$—	$—	Interest (expense) income	$1,167	$—

The amount of unrealized losses in AOCI that is expected to be reclassified to the consolidated statement of operations over the next twelve months is $590 as of March 31, 2018.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

14. Income Taxes:
The effective income tax rate for the three months ended March 31, 2018 was (1,959.3)% compared to 55.7% for the three months ended March 31, 2017. The Company’s effective income tax rate fluctuates based primarily on changes in income mix and repatriation of income taxes from foreign subsidiaries.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended March 31, 2018 was mainly due to the tax effect of permanent differences related to foreign currency exchange loss, inclusion of foreign earnings in the U.S. as a result of recently enacted tax law, pre-tax losses with no associated tax benefit, foreign withholding taxes and state taxes.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended March 31, 2017 was mainly due to the tax effect of repatriating foreign earnings back to the United States as dividends offset by lower tax rates in foreign jurisdictions as compared to the U.S. tax rate, foreign withholdings taxes, state taxes and non-deductible transaction costs.
On December 22, 2017, the U.S. government enacted tax reform legislation (the Tax Cuts and Jobs Act of 2017, or “TCJA”) that introduced significant changes to the taxation of multination corporations. As a result of the TCJA, at December 31, 2017 the Company recorded a provisional tax benefit of $64,343 related to the corporate rate reduction from 35% to 21%, a provisional tax expense of $43,000 related to the one-time mandatory transition tax and a provisional tax benefit of $25,196 related to undistributed foreign earnings that are no longer intended to be permanently reinvested.
Due to the complexities involved in accounting for the enactment of the TCJA, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which allowed the Company to record provisional amounts in earnings for the year ended December 31, 2017. SAB No. 118 provides that where reasonable estimates can be made, provisional accounting should be employed with respect to such estimates and when no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect prior to the TCJA. During the three months ended March 31, 2018, there were no changes made to the provisional amounts recognized in 2017. As such, there is no impact to the March 31, 2018 effective tax rate for changes to such provisional amounts. The Company will continue to analyze the effects of the TCJA on its financial statements. Revised impacts with respect to the TCJA will be recorded as they are identified during the allowed measurement period prescribed by SAB No. 118. This measurement period extends up to one year from the enactment date.
The final impact of the TCJA may differ from the provisional amounts that have been recognized, possibly materially, due to, among other items, changes in the Company’s interpretation of the TCJA, legislative or administrative actions taken to clarify the intent of the statutory language which may differ from the Company’s current interpretation, any changes in accounting standards for income taxes made in response to the TCJA or any updates or changes to original estimates used to compute the provisional amounts. Updates to original estimates may include changes to earnings estimates as well as applicable foreign exchange rates. Additionally, the Company’s U.S. tax returns for the 2017 tax year will be filed during the fourth quarter of 2018 and any changes to the tax positions for temporary differences which differ from the provisional estimates used will result in an adjustment of the estimated tax impacts recorded as of December 31, 2017.
The TCJA enacted certain provisions that take effect on January 1, 2018. These provisions include, but are not limited to, the new Global Intangible Low-Taxed Income (“GILTI”) tax rules. Due to the complexity of the new GILTI tax, the Company is continuing to evaluate the GILTI provision of the TCJA and its impact on the financial statements, which is currently uncertain. Per recent guidance issued by the FASB, the Company will be allowed to make an accounting policy election to either (1) treat the taxes incurred as a result of the GILTI provision as a current-period expense when incurred or (2) factor such amounts into our measurement of deferred taxes. The Company’s selection of an accounting policy election will depend, in part, on analyzing its specific facts to determine the expected impact under each method. However, at this time the Company expects to treat any expense incurred as a current-period expense.
With respect to operating results for the three months ended March 31, 2018, the Company has incorporated a reasonable estimate of the GILTI income inclusion when estimating its GAAP annual effective tax rate. The Company expects this inclusion to be included in its 2018 U.S. taxable income. However, this estimated 2018 GILTI income inclusion may change materially as the Company evaluates future legislative or administrative guidance that is put forth, any updates to assumptions and figures used for the current reasonable estimate or as a result of future tax planning or changes to the Company’s current structure and business.
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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

Components of net periodic expense (benefit) are as follows:
Defined Benefit Pension Plans

	U.S.		Foreign
	Three months ended March 31,		Three months ended March 31,
	2018	2017	2018	2017
Service cost	$310	$305	$887	$842
Interest cost	2,372	2,536	1,505	1,431
Expected return on plan assets	(3,174)	(3,061)	(1,319)	(1,294)
Amortization of net loss	—	—	13	—
Net periodic expense (benefit)	$(492)	$(220)	$1,086	$979

Supplemental Retirement Plans

	Three months ended March 31,
	2018	2017
Interest cost	$110	$123
Net periodic expense	$110	$123

Other Postretirement Benefit Plans

	Three months ended March 31,
	2018	2017
Service cost	$6	$5
Interest cost	38	40
Amortization of prior service credit	(19)	(19)
Amortization of net gain	(11)	(19)
Net periodic expense	$14	$7

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
The Company triggered the requirement of New Jersey’s Industrial Site Recovery Act (“ISRA”) statute with the PQ Holdings stock transfer/corporate merger in December 2004. As required under ISRA, a General Information Notice with respect to the Company’s two New Jersey locations was filed with the New Jersey Department of Environmental Protection (“NJDEP”) in December 2004 and again in July 2007. Based on an initial review of the facilities by the NJDEP in 2005, the Company estimated that $500 would be required for contamination assessment and removal work of one specific contaminant (polychlorinated biphenyls) that exceeded applicable NJDEP standards at these facilities, and had recorded a reserve for such amount as of December 31, 2005. During subsequent years, it was determined that additional assessment, removal and remediation work would be required and the reserve was increased to cover the estimated cost of such work. In addition, during this period, work had been performed and the reserve was reduced for actual costs incurred for the assessment and remediation work. Work at the Carlstadt facility has been completed and is closed from an ISRA standpoint, but as of March 31, 2018 and December 31, 2017, the Company has recorded a reserve of $837 and $842, respectively, for costs required for contamination assessment and removal work at Rahway. There may be additional costs related to the remediation of Rahway, but until further investigation takes place, the Company cannot reasonably estimate the amount of additional liability that may exist.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

As part of a Delaware River Basin Commission (“DRBC”) required Pollutant Minimization Plan (“PMP”), in July 2013, the Company’s Chester facility conducted limited paint sampling for polychlorinated biphenyls (“PCBs”). Also, as part of demolition, repair and maintenance projects scheduled for the Company’s Baltimore facility in 2014, the Company conducted limited paint sampling during the fall of 2013 for waste categorization purposes. Paint samples were analyzed for PCB Aroclor 1254, the specific PCB congener commonly used in the manufacture of paint until the late 1970s. The Company’s analytical results indicated that PCB Aroclor 1254 is present in paint on some structures (e.g., piping, structural steel, tanks) in excess of the fifty (50) parts per million (“ppm”) regulatory threshold. Under the Toxic Substances Control Act (“TSCA”), there is no requirement to test in use paint for PCB content. However, once PCB content is identified at concentrations at or above the regulatory threshold, absent specific approval from the U.S. Environmental Protection Agency (“EPA”), the PCB-containing paint is regulated as an unauthorized use of PCBs, and the paint must be addressed. The Company abated painted surfaces that have tested positive for PCBs at levels exceeding 50 ppm at Baltimore in 2015 and early 2016. Similar abatement of painted structures as necessary at Chester have also been substantially completed. Characterization studies to evaluate whether soils have been impacted at Baltimore have been initiated as required under the TSCA, and have yet to commence at Chester. As of March 31, 2018 and December 31, 2017, the Company has recorded a reserve of $463 and $701, respectively, for the remediation costs of PCB impacted soils at the Company’s facilities.
In 2008, the Company sold the property of a manufacturing facility located in the United States to the local port authority. In 2009, the port authority commissioned an environmental investigation of portions of the property. In 2010, the port authority advised the Company of alleged soil and groundwater contamination on the property and alleged the Company liable for certain conditions. The Company received and reviewed the environmental investigation documentation and determined it may have liability with respect to some, but not all, of the alleged contamination. As of March 31, 2018 and December 31, 2017, the Company has recorded a reserve of $837 for costs related to this potential liability.
The Company has recorded a reserve of $1,183 and $1,245 as of March 31, 2018 and December 31, 2017, respectively, to address remaining subsurface remedial and wetlands/marsh management activities at the Company’s Martinez, CA site. Although currently a sulfuric acid regeneration plant, the site originally was operated by Mountain Copper Company (“Mococo”) as a copper smelter. Also, the site sold iron pyrite to various customers and allowed their customers to deposit waste iron pyrite cinder and slag on the site. The property is adjacent to Peyton Slough, where Mococo had a permitted discharge point from its process. In 1997, the San Francisco Bay Regional Water Quality Control Board (“RWQCB”) required characterization and remediation of Peyton Slough for Copper, Zinc and Acidic Soils. Various remediation activities were undertaken and completed, and the site has received final concurrence from the Army Corps with respect to the completed work. The RWQCB has agreed that Eco Services has achieved the goals for vegetative cover, but the current marsh condition is not sustainable without continued operation of the tide gates. The Company is continuing to work with the RWQCB on a plan to involve the County and work towards development of an alliance for operating, maintaining and funding the tide gates in the future.
As of March 31, 2018 and December 31, 2017, the Company has recorded a reserve of $1,183 and $1,220, respectively, for subsurface remediation and the Soil Vapor Extraction Project at the Company’s Dominguez, CA site. In the 1980s and 1990s, the EPA and the Los Angeles Regional Water Quality Control Board conducted investigations of the site due to historic chlorinated pesticide and chlorinated solvent use. Soil and groundwater beneath the site were impacted by chlorinated solvents and associated breakdown products, petroleum hydrocarbons, chlorinated pesticides and metals. A Corrective Measures Plan approved in October 2011 requires (1) soil vapor extraction (“SVE”) in affected areas, (2) covering of unpaved areas containing pesticide impacted soil, and (3) annual groundwater monitoring of the perched water-bearing zone. Installation of the SVE unit has been completed and startup has occurred. The California Department of Toxic Substances Control (“DTSC”) has granted conditional approval of the Company’s soil management, and monitoring and maintenance plans. Most recently, the DTSC is requiring the Company to delineate the PCE plume on the eastern boundary of the site. The Company has submitted an action plan to address this matter and is awaiting comments from the DTSC.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

17. Reportable Segments:
Summarized financial information for the Company’s (1) Environmental Catalysts & Services and (2) Performance Materials & Chemicals reportable segments is shown in the following table:

	Three months ended March 31,
	2018	2017
Net sales:
Silica Catalysts	$16,473	$17,140
Refining Services	100,714	94,141
Environmental Catalysts & Services(1)	117,187	111,281

Performance Chemicals	189,963	170,949
Performance Materials	62,742	53,773
Eliminations	(2,883)	(2,117)
Performance Materials & Chemicals	249,822	222,605

Inter-segment sales eliminations(2)	(812)	(955)

Total	$366,197	$332,931

Segment Adjusted EBITDA:(3)
Environmental Catalysts & Services(4)	$58,421	$56,367
Performance Materials & Chemicals	57,152	52,523
Total Segment Adjusted EBITDA(5)	$115,573	$108,890

(1)
Excludes the Company’s proportionate share of sales from the Zeolyst International and Zeolyst C.V. joint ventures (collectively, the “Zeolyst Joint Venture”) accounted for using the equity method (see Note 10 to these condensed consolidated financial statements for further information). The proportionate share of sales is $38,349 and $32,708 for the three months ended March 31, 2018 and 2017, respectively.

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

(4)
The Adjusted EBITDA from the Zeolyst Joint Venture included in the Environmental Catalysts and Services segment is $16,807 for the three months ended March 31, 2018, which includes $11,826 of equity in net income plus $1,658 of amortization of investment in affiliate step-up plus $3,323 of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Environmental Catalysts and Services segment is $12,087 for the three months ended March 31, 2017, which includes $5,824 of equity in net income plus $3,624 of amortization of investment in affiliate step-up plus $2,639 of joint venture depreciation, amortization and interest.

(5)	Total Segment Adjusted EBITDA differs from the Company’s consolidated Adjusted EBITDA due to unallocated corporate expenses.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

A reconciliation of net income (loss) attributable to PQ Group Holdings to Segment Adjusted EBITDA is as follows:

	Three months ended March 31,
	2018	2017
Reconciliation of net income (loss) attributable to PQ Group Holdings Inc. to Segment Adjusted EBITDA
Net income (loss) attributable to PQ Group Holdings Inc.	$214	$(2,454)
Benefit from income taxes	(529)	(2,910)
Interest expense, net	29,163	46,785
Depreciation and amortization	48,488	40,586
Segment EBITDA	77,336	82,007
Unallocated corporate expenses	7,688	7,707
Joint venture depreciation, amortization and interest	3,323	2,639
Amortization of investment in affiliate step-up	1,658	3,624
Amortization of inventory step-up	1,603	871
Debt extinguishment costs	5,879	—
Net loss on asset disposals	1,152	348
Foreign currency exchange loss	5,063	1,986
Non-cash revaluation of inventory, including LIFO	4,926	2,479
Management advisory fees	—	1,250
Transaction and other related costs	428	1,379
Equity-based and other non-cash compensation	3,831	1,652
Restructuring, integration and business optimization expenses	1,079	1,701
Defined benefit pension plan cost	550	724
Other	1,057	523
Segment Adjusted EBITDA	$115,573	$108,890

18. Restructuring and Other Related Costs:
The following table presents the components of restructuring and other related costs for the three months ended March 31, 2018 and 2017 included in other operating expense, net in the accompanying condensed consolidated statements of operations:

	Three months ended March 31,
	2018	2017
Severance and other employee costs related to legacy Eco restructuring plan	$—	$830
Severance and other employee costs related to performance materials plant closure	107	—
Other related costs	13	366
	$120	$1,196

Legacy Eco Restructuring Plan
On July 30, 2014, Eco Services Operations LLC (“Eco Services”), a newly formed Delaware limited liability company and indirect subsidiary of certain investment funds affiliated with CCMP Capital Advisors, LP, entered into an Asset Purchase Agreement with Solvay USA, Inc. (“Solvay”), a Delaware corporation, which provided for the sale, transfer and assignment by Solvay and the acquisition, acceptance and assumption by Eco Services, of substantially all of the assets of Solvay’s Eco Services business unit of Solvay’s regeneration and virgin sulfuric acid production business operations in the United States (the “2014 Acquisition”). Prior to the Asset Purchase Agreement with Solvay, Eco Services operated as a business unit within Solvay, which is an indirect, wholly owned subsidiary of Solvay SA.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

Subsequent to the 2014 Acquisition, the Company initiated a restructuring plan designed to improve organizational efficiency and streamline the operations of Eco Services as a stand-alone company. The primary impact of the plan to the Company’s consolidated results of operations was the recognition of severance costs related to a reduction-in-force. These costs included benefits payable under ongoing Company severance plan arrangements, whereby payments are attributable to employee services rendered with benefits that accumulate over time. The liabilities and associated charges related to these severance costs are recognized by the Company when payment of the benefits becomes probable and estimable. Charges related to severance costs for the restructuring plan were $0 and $830 for the three months ended March 31, 2018 and 2017, respectively.
Performance Materials Plant Closure
In September 2017, the Company approved and announced a plan to consolidate its manufacturing operations in Europe for the performance materials product group and close its facility in Kirchheimbolanden, Germany. The plan is part of the Company’s overall strategy with respect to the Acquisition (see Note 6 to these condensed consolidated financial statements) and the realization of cost and other synergies in connection with the transaction. The facility will remain in operation over the short term in a reduced capacity, and the Company plans to cease production operations at the location in May 2018. The Company plans to relocate the manufacturing equipment to other European facilities, and is exploring strategic alternatives for the building and land. As a result, the Company classified the plant under the “held and used” accounting model, as it did not meet the criteria to be classified as “held for sale.”
As a result of the decision and announcement regarding the plant, the Company performed an impairment assessment related to the fixed assets of the facility upon the approval of the plan. In conducting the recoverability assessment, the Company compared the carrying value of the asset group that includes the plant to the undiscounted future cash flows of the asset group, noting that there was no indication of impairment. The Company does not anticipate the acceleration of depreciation on the fixed assets associated with the plant, as the Company continues to utilize the assets and ultimately expects to relocate the equipment.
In addition to the previously recognized charges related to the European restructuring, the Company recorded an additional severance charge related to the pending closure and other cost reductions for its performance materials product group in Europe of $107 for the three months ended March 31, 2018. The charge was fully recognized as of March 31, 2018 based on the types of benefits provided and the criteria for restructuring and exit cost recognition.
Although the Company does not expect to incur additional severance costs related to the closure, the Company will incur additional costs related to the dismantling, transportation and reassembly of the manufacturing equipment after the plant ceases operations, which is currently estimated to be between $500 and $1,000.
Rollforward of Restructuring Liabilities
The activity in the accrued liability balance associated with the Company’s restructuring plans, all of which related to severance and other employee costs, was as follows for the three months ended March 31, 2018:

	Legacy Eco Restructuring Plan	Performance Materials Plant Closure	Total Restructuring Charges
Balance at December 31, 2017	$215	$3,123	$3,338
Restructuring charges	—	107	107
Cash payments	(102)	(894)	(996)
Foreign exchange impact	—	82	82
Balance at March 31, 2018	$113	$2,418	$2,531

The remaining accrued liability balance associated with the restructuring plans at March 31, 2018 is expected to be paid in 2018.
Other Related Costs
The Company incurred severance and other business optimization costs of $13 and $366 for the three months ended March 31, 2018 and 2017, respectively. These costs were not associated with formal restructuring plans and primarily related to severance charges for certain executives, transition/duplicate staffing, professional fees and other expenses related to the Company’s organizational changes.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

19. Earnings per Share:
Basic earnings per share is calculated as income (loss) available to common stockholders, divided by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding during the period for the computation of basic earnings per share excludes restricted stock awards that have legally been issued but are nonvested during the period, as the sale of these shares is prohibited pending satisfaction of certain vesting conditions by the award recipients in order to earn the rights to the shares.
Diluted earnings per share is calculated as income (loss) available to common stockholders, divided by the weighted average number of common and potential common shares outstanding during the period, if dilutive. Potential shares reflect unvested restricted stock awards and restricted stock units with service conditions as well as options to purchase common stock, which have been included in the diluted earnings per share calculation using the treasury stock method.
The reconciliation from basic to diluted weighted average shares outstanding is as follows:

	Three months ended March 31,
	2018	2017
Weighted average shares outstanding – Basic	133,154,144	103,947,888
Dilutive effect of unvested common shares and restricted stock units with service conditions and assumed stock option exercises and conversions	730,839	—
Weighted average shares outstanding – Diluted	133,884,983	103,947,888

Basic and diluted earnings per share are calculated as follows:

	Three months ended March 31,
	2018	2017
Numerator:
Net income (loss) attributable to PQ Group Holdings Inc.	$214	$(2,454)

Denominator:
Weighted average shares outstanding – Basic	133,154,144	103,947,888
Weighted average shares outstanding – Diluted	133,884,983	103,947,888
Net income (loss) per share:
Basic income (loss) per share	$0.00	$(0.02)
Diluted income (loss) per share	$0.00	$(0.02)

The table below presents the details of the Company’s equity-based awards outstanding at the end of each respective period that were excluded from the calculation of diluted earnings per share:

	March 31,
	2018	2017
Restricted stock awards with performance only targets not yet achieved	1,751,022	1,773,693
Stock options with performance only targets not yet achieved	586,253	650,985
Anti-dilutive restricted stock awards and restricted stock units	—	477,720
Anti-dilutive stock options	621,747	1,539,536

Restricted stock awards and stock options with performance only vesting conditions are not included in the dilution calculation, as the performance targets have not been achieved as of the end of the respective periods. For the three months ended March 31, 2017, all of the Company’s restricted stock awards and stock options subject to service vesting conditions were considered anti-dilutive, as the Company was in a net loss position. Anti-dilutive awards are not included in the dilution calculation, as their inclusion would have the effect of increasing diluted income per share.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

20. Supplemental Cash Flow Information:
The following table presents supplemental cash flow information for the Company:

	Three Months Ended March 31,
	2018	2017
Cash paid during the period for:
Income taxes	$4,433	$9,265
Interest	16,557	21,576
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the period end	10,680	8,599

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets as of March 31, 2018 and 2017 to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows for the three months then ended:

	March 31,
	2018	2017
Cash and cash equivalents	$58,834	$54,126
Restricted cash included in prepaid and other current assets	1,182	8,985
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$60,016	$63,111

21. Subsequent Events:
The Company has evaluated subsequent events since the balance sheet date and determined that there are no additional items to disclose.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Unless the context requires otherwise, references in this report to “PQ Group Holdings,” “the company,” “we,” “us” or “our” refer to PQ Group Holdings Inc. and its consolidated subsidiaries.
Forward-looking Statements
This periodic report on Form 10-Q (“Form 10-Q”) includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. Examples of forward-looking statements include, but are not limited to, statements we make regarding our liquidity, including our belief that our current level of operations, cash and cash equivalents, cash flow from operations and borrowings under our credit facilities and other lines of credit will provide us adequate cash to fund the working capital, capital expenditure, debt service and other requirements for our business for the foreseeable future. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed herein may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include risks related to:

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
Overview
We are a global provider of specialty catalysts, materials, chemicals, and services with leading supply positions across our portfolio. We compete in the global specialty chemicals and materials industry where we seek to focus on attractive, high-growth applications. Our products and services provide critical performance to our customers’ products and we are able to offer many of our customers regionally sourced materials to reduce costs and improve delivery logistics. We provide our customers with a combination of product technology and applications knowledge, global supply chain capabilities, and local production and logistical support.
We conduct operations through two reporting segments: (1) Environmental Catalysts and Services, and (2) Performance Materials and Chemicals. Our Environmental Catalysts and Services business consists of three product groups: silica catalysts, zeolite catalysts, and refining services. Our Environmental Catalysts and Services business is a leading global innovator and producer of catalysts for the refinery, emission control, and petrochemical industries and is also a leading provider of catalyst recycling services to the North American refining industry. We believe our products are critical for our customers in these growing applications and impart essential functionality in chemical and refining production processes and in emission control for engines. Our Performance Materials and Chemicals business consists of two product groups: performance chemicals and performance materials. Our Performance Materials and Chemicals business is a silicates and specialty materials producer with leading supply positions for the majority of our products sold in North America, Europe, South America, Australia and Asia serving diverse and growing end uses such as personal and industrial cleaning products, fuel efficient tires (“green tires”), surface coatings, and food and beverage. Our products are essential additives, ingredients, and precursors that are critical to the performance characteristics of our customers’ products, yet typically represent only a small portion of our customers’ overall end-product costs. In 2017, we served over 4,000 customers globally across many end uses and, as of March 31, 2018, operated out of 72 manufacturing facilities, which are strategically located across six continents.
Key Performance Indicators
Adjusted EBITDA and Adjusted Net Income
Adjusted EBITDA and adjusted net income are financial measures that are not prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and that we use to evaluate our operating performance, for business planning purposes and to measure our performance relative to that of our competitors. Adjusted EBITDA and adjusted net income are presented as key performance indicators as we believe these financial measures will enhance a prospective investor’s understanding of our results of operations and financial condition. EBITDA consists of net income (loss) attributable to PQ Group Holdings before interest, taxes, depreciation and amortization. Adjusted EBITDA consists of EBITDA adjusted for (i) non-operating income or expense, (ii) the impact of certain non-cash, nonrecurring or other items included in net income (loss) and EBITDA that we do not consider indicative of our ongoing operating performance, and (iii) depreciation, amortization and interest of our 50% share of the Zeolyst Joint Venture. Adjusted net income consists of net income (loss) attributable to PQ Group Holdings adjusted for (i) non-operating income or expense and (ii) the impact of certain non-cash, nonrecurring or other items included in net income (loss) that we do not consider indicative of our ongoing operating performance. We believe that these non-GAAP financial measures provide investors with useful financial metrics to assess our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business.
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
Key Factors and Trends Affecting Operating Results and Financial Condition
Sales
Our Environmental Catalysts and Services sales have grown primarily due to expansion into new applications, including emission control catalysts, polymer catalysts, and refining catalysts, as well as continued supply share gains. Sales in our Environmental Catalysts and Services segment are made on both a purchase order basis and pursuant to long-term contracts.
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
Cost of Goods Sold
Cost of goods sold consists of variable product costs, fixed manufacturing expenses, depreciation expense and freight expenses. Variable product costs include all raw materials, energy and packaging costs that are directly related to the manufacturing process. Fixed manufacturing expenses include all plant employment costs, manufacturing overhead and periodic maintenance costs. The primary raw materials for our Environmental Catalysts and Services business include spent sulfuric acid, sulfur, sodium silicates, acids, bases, and certain metals. Most of our refining services contracts feature take-or-pay volume protection and/or price adjustments for commodity inputs, labor, the Chemical Engineering Index (U.S. chemical plant construction cost index) and natural gas. Over 87% of our refining services product group sales for the year ended December 31, 2017 were under contracts featuring price adjustments. The price adjustments generally reflect actual costs for producing acid and tend to protect us from volatility in labor, fixed costs and raw material pricing. The primary raw materials used in the manufacture of products in our Performance Materials and Chemicals business include soda ash, industrial sand, aluminum trihydrate, sodium hydroxide, and cullet. For the year ended December 31, 2017 approximately 42% of sales with our largest sodium silicate customers in North America were made under contracts that include price adjustments for changes in the price of raw materials and natural gas. Under these contracts, there generally is a time lag of three to nine months for price changes to pass through, depending on the magnitude of the change in cost and other market dynamics. Freight expenses are generally passed through directly to customers. Spent acid for our refining services product group is supplied by customers for a nominal charge as part of their contracts. While natural gas is not a direct feedstock for any product, all businesses use natural gas powered furnaces to heat raw materials and create the chemical reactions necessary to produce end-products. We maintain multiple suppliers wherever possible, hedge exposure to fluctuations in prices for natural gas purchases in the United States, make forward purchases of natural gas in the United States, Canada, and Europe to mitigate our exposure to price volatility, and structure our customer contracts when possible to allow for the pass-through of raw material and natural gas costs.
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
Foreign Currency
As a global business, we are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. We operate a geographically diverse business with approximately 44% and 41% of our sales for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively, in currencies other than the U.S. dollar. Because our consolidated financial results are reported in U.S. dollars, sales or earnings generated in currencies other than the U.S. dollar can result in a significant increase or decrease in the amount of those sales and earnings when translated to U.S. dollars. The foreign currencies to which we have the most significant exchange rate exposure include the Euro, British pound, Canadian dollar, Brazilian real and the Mexican peso.
Results of Operations
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Highlights
The following is a summary of our financial performance for the three months ended March 31, 2018 compared with the three months ended March 31, 2017.
Sales

•
Net sales increased $33.3 million to $366.2 million. The increase in sales was primarily due to the favorable effects of foreign currency translation, higher sales volumes and organic growth driven by favorable price and mix .

Gross Profit

•
Gross profit decreased $4.6 million to $78.1 million. Our decrease in gross profit was primarily due to unfavorable manufacturing costs and mix, which was partially offset by higher average customer prices, the favorable effects of foreign currency translation and higher sales volumes.

Operating Income

•
Operating income decreased by $9.5 million to $28.2 million. Our operating income decreased due to higher manufacturing costs, timing of plant turnaround costs and compensation related expenses for the three months ended March 31, 2018.

Equity in Net Income of Affiliated Companies

•
Equity in net income of affiliated companies for the three months ended March 31, 2018 was $11.9 million, compared to $5.9 million for the three months ended March 31, 2017. The increase was due to an increase in earnings of $6.0 million generated by our Zeolyst Joint Venture and $2.0 million of lower amortization on the fair value step-up of the underlying assets of our Zeolyst Joint Venture for the three months ended March 31, 2018.

The following is our unaudited condensed consolidated statements of operations and a summary of financial results for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,		Change
	2018	2017	$	%
	(in millions, except percentages)
Sales	$366.2	$332.9	$33.3	10.0%
Cost of goods sold	288.1	250.2	37.9	15.1%
Gross profit	78.1	82.7	(4.6)	(5.6)%
Gross profit margin	21.3%	24.8%
Selling, general and administrative expenses	40.6	34.7	5.9	17.0%
Other operating expense, net	9.3	10.3	(1.0)	(9.7)%
Operating income	28.2	37.7	(9.5)	(25.2)%
Operating income margin	7.7%	11.3%
Equity in net (income) from affiliated companies	(11.9)	(5.9)	(6.0)	101.7%
Interest expense, net	29.2	46.8	(17.6)	(37.6)%
Debt extinguishment costs	5.9	—	5.9
Other expense, net	5.0	2.0	3.0	150.0%
Income (loss) before income taxes and noncontrolling interest	0.0	(5.2)	5.2	(100.0)%
Benefit from income taxes	(0.5)	(2.9)	2.4	(82.8)%
Effective tax rate	(1,959.3)%	55.7%
Net income (loss)	0.5	(2.3)	2.8	(121.7)%
Less: Net income attributable to the noncontrolling interest	0.3	0.2	0.1	50.0%
Net income (loss) attributable to PQ Group Holdings Inc.	$0.2	$(2.5)	$2.7	(108.0)%

Sales

	Three months ended March 31,		Change
	2018	2017	$	%
	(in millions, except percentages)
Sales:
Silica Catalysts	$16.5	$17.1	$(0.6)	(3.5)%
Refining Services	100.7	94.2	6.5	6.9%
Environmental Catalysts & Services	117.2	111.3	5.9	5.3%

Performance Chemicals	190.0	170.9	19.1	11.2%
Performance Materials	62.7	53.8	8.9	16.5%
Eliminations	(2.9)	(2.1)	(0.8)	38.1%
Performance Materials & Chemicals	249.8	222.6	27.2	12.2%

Inter-segment sales eliminations	(0.8)	(1.0)	0.2	(20.0)%

Total sales	$366.2	$332.9	$33.3	10.0%

Environmental Catalysts & Services: Sales in Environmental Catalysts and Services for the three months ended March 31, 2018 were $117.2 million, an increase of $5.9 million, or 5.3%, compared to sales of $111.3 million for the three months ended March 31, 2017. The increase in sales was primarily due to higher average selling price and customer mix of $6.4 million, which was partially offset by lower volumes of $1.2 million.
The higher average selling price and customer mix was driven by higher cost pass through pricing in our virgin sulfuric acid and regeneration services product groups. The decrease in volumes was driven by lower chemical catalysts sales due to the timing of customer order patterns.

Performance Materials & Chemicals: Sales in Performance Materials and Chemicals for the three months ended March 31, 2018 were $249.8 million, an increase of $27.2 million, or 12.2%, compared to sales of $222.6 million for the three months ended March 31, 2017. The increase in sales was primarily due to the favorable effects of foreign currency translation of $12.5 million, higher sales volumes of $10.1 million and higher average selling price and favorable customer mix of $4.6 million.
The integration of Sovitec into our existing European operations and higher consumer product sales led to the increase in volumes. Higher average selling prices were principally a result of customer mix and favorable cost pass through pricing. The favorable effects of foreign currency were primarily driven by the stronger Euro and British Pound compared to the U.S. dollar.
Gross Profit
Gross profit for the three months ended March 31, 2018 was $78.1 million, a decrease of $4.6 million, or 5.6%, compared with $82.7 million for the three months ended March 31, 2017. The decrease in gross profit was due to unfavorable manufacturing costs of $15.9 million, unfavorable product mix of $3.2 million and higher depreciation expense of $1.3 million, which was partially offset by favorable customer pricing of $11.0 million, favorable foreign currency translation of $3.2 million, and higher volumes of $1.6 million.
The unfavorable change in manufacturing costs was driven by higher raw material costs, some of which are passed through in price, the timing of plant turnaround costs incurred at a refining services manufacturing facility during the three months ended March 31, 2018 and higher production and labor inflation costs. Unfavorable product mix was driven by increased volumes of lower-margin products. The integration of Sovitec into our existing European operations and higher consumer product sales volumes more than offset a decline in volumes related to unfavorable weather conditions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2018 were $40.6 million, an increase of $5.9 million compared with $34.7 million for the three months ended March 31, 2017. The increase in selling, general and administrative expenses was due to higher stock compensation expense related to awards issued in conjunction with our initial public offering and additional costs related to Sovitec, which was acquired in June 2017.
Other Operating Expense, Net
Other operating expense, net for the three months ended March 31, 2018 was $9.3 million, a decrease of $1.0 million, compared with $10.3 million for the three months ended March 31, 2017. The decrease in other operating expense, net was due to the receipt of insurance proceeds totaling $1.5 million related to losses sustained as a result of Hurricane Harvey in August 2017 (of which $1.2 million was recorded in other operating expense, net), lower management advisory fees due to agreements terminated as a result of our initial public offering and lower transaction-related costs related to our June 2017 acquisition of Sovitec during the three months ended March 31, 2018. Offsetting the decrease in other operating expense, net was an increase in amortization related charges due to the intangible assets recognized as part of the Sovitec acquisition.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the three months ended March 31, 2018 was $11.9 million, compared to $5.9 million for the three months ended March 31, 2017. The increase was primarily due to an increase of $6.0 million of earnings generated by our Zeolyst Joint Venture during the three months ended March 31, 2018 and $2.0 million of lower amortization on the fair value step-up of inventory and other underlying assets of our Zeolyst Joint Venture. The increase in earnings generated by our Zeolyst Joint Venture was due to higher sales volumes of emission control and packaging and engineered plastics products.
Interest Expense, Net
Interest expense, net for the three months ended March 31, 2018 was $29.2 million, a decrease of $17.6 million, as compared with $46.8 million for the three months ended March 31, 2017. The decrease in interest expense is due to lower average debt balances, mainly as a result of the repayment of outstanding debt with the proceeds from our initial public offering in October 2017, and reduction in interest rates related to our refinancing efforts completed during the 2017 fiscal year and first quarter of 2018.
Debt Extinguishment Costs
Debt extinguishment costs for the three months ended March 31, 2018 were $5.9 million. On February 8, 2018 we refinanced our existing senior secured term loan facility with a new $1,267.0 million senior secured term loan facility to reduce the applicable interest rates. The company recorded $2.1 million of new creditor and third-party financing fees as debt extinguishment costs. In addition, previous unamortized deferred financing costs of $1.4 million and original issue discount of $2.4 million associated with the existing senior secured term loan facility were written off as debt extinguishment costs.

Other Expense, Net
Other expense, net for the three months ended March 31, 2018 was $5.0 million, an increase of $3.0 million, as compared with $2.0 million for the three months ended March 31, 2017. The change in other expense, net primarily consisted of an increase of $3.1 million of foreign currency losses driven by the Euro-denominated term loan and the non-permanent debt denominated in local currency and translated to U.S. dollars.
Benefit from Income Taxes
The benefit from income taxes for the three months ended March 31, 2018 was $0.5 million compared to a $2.9 million benefit for the three months ended March 31, 2017. The effective income tax rate for the three months ended March 31, 2018 was (1,959.3)% compared to 55.7% for the three months ended March 31, 2017.
The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was due to the reduction of the U.S. tax rate from 35% to 21%, offset by the inclusion of foreign earnings in the U.S. In addition, variances in exchange rates between the three months ended March 31, 2017 and the three months ended March 31, 2018 impact the comparability of the effective tax rate between both periods. Refer to Note 14 of the condensed consolidated financial statements for the three months ended March 31, 2018 for additional information.
Net Income (Loss) Attributable to PQ Group Holdings
For the foregoing reasons and after the effect of the non-controlling interest in earnings of subsidiaries for each period presented, net income attributable to PQ Group Holdings was $0.2 million for the three months ended March 31, 2018 compared with a net loss of $2.5 million for three months ended March 31, 2017.
Adjusted EBITDA
Summarized Segment Adjusted EBITDA information is shown below in the following table:

	Three months ended March 31,		Change
	2018	2017	$	%
	(in millions, except percentages)
Segment Adjusted EBITDA:(1)
Environmental Catalysts & Services(2)	$58.4	$56.4	$2.0	3.5%
Performance Materials & Chemicals	57.2	52.5	4.7	9.0%
Total Segment Adjusted EBITDA(3)	115.6	108.9	6.7	6.2%
Unallocated corporate costs	(7.7)	(7.7)	—	—%
Total Adjusted EBITDA	$107.9	$101.2	$6.7	6.6%

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

(2)
The Adjusted EBITDA from our Zeolyst Joint Venture included in the Environmental Catalysts and Services segment is $16.8 million for the three months ended March 31, 2018, which includes $11.8 million of equity in net income, excluding $1.7 million of amortization of investment in affiliate step-up plus $3.3 million of joint venture depreciation, amortization and interest. The Adjusted EBITDA from our Zeolyst Joint Venture included in the Environmental Catalysts and Services segment is $12.1 million for the three months ended March 31, 2017, which includes $5.8 million of equity in net income, excluding $3.6 million of amortization of investment in affiliate step-up plus $2.6 million of joint venture depreciation, amortization and interest.

(3)	Our total Segment Adjusted EBITDA differs from our total consolidated Adjusted EBITDA due to unallocated corporate expenses.
Adjusted EBITDA for the three months ended March 31, 2018 was $107.9 million, an increase of $6.7 million, or 6.6%, compared with $101.2 million for the three months ended March 31, 2017.
Environmental Catalysts & Services: Adjusted EBITDA for the three months ended March 31, 2018 was $58.4 million, an increase of $2.0 million, or 3.5%, compared with $56.4 million for the three months ended March 31, 2017.

The increase in Adjusted EBITDA was driven primarily by increased earnings generated by our Zeolyst Joint Venture due to higher sales volumes of emission control and packaging and engineered plastics products. This was partly offset by the timing of plant turnaround costs, lower sales volumes and unfavorable weather conditions in the Gulf of Mexico that impacted refining services.
Performance Materials & Chemicals: Adjusted EBITDA for the three months ended March 31, 2018 was $57.2 million, an increase of $4.7 million, or 9.0%, compared with $52.5 million for the three months ended March 31, 2017.
The increase in Adjusted EBITDA was due to the favorable effects of foreign currency and lower costs associated with production of our ThermoDrop® product, as start-up costs were incurred in the prior year, which offset unfavorable customer mix.
A reconciliation of net income (loss) attributable to PQ Group Holdings to Segment Adjusted EBITDA is as follows:

	Three months ended March 31,
	2018	2017
	(in millions)
Reconciliation of net income (loss) attributable to PQ Group Holdings Inc. to Segment Adjusted EBITDA
Net income (loss) attributable to PQ Group Holdings Inc.	$0.2	$(2.5)
Benefit from income taxes	(0.5)	(2.9)
Interest expense, net	29.2	46.8
Depreciation and amortization	48.5	40.6
EBITDA	77.4	82.0
Joint venture depreciation, amortization and interest(a)	3.3	2.6
Amortization of investment in affiliate step-up(b)	1.7	3.5
Amortization of inventory step-up(c)	1.6	0.9
Debt extinguishment costs	5.9	—
Net loss on asset disposals(d)	1.2	0.3
Foreign currency exchange loss(e)	5.1	2.0
Non-cash revaluation of inventory, including LIFO	4.9	2.4
Management advisory fees(f)	—	1.3
Transaction and other related costs(g)	0.4	1.4
Equity-based and other non-cash compensation	3.8	1.7
Restructuring, integration and business optimization expenses(h)	1.1	1.7
Defined benefit pension plan cost(i)	0.6	0.7
Other(j)	0.9	0.7
Adjusted EBITDA	107.9	101.2
Unallocated corporate expenses	7.7	7.7
Total Segment Adjusted EBITDA	$115.6	$108.9

(a)
We use Adjusted EBITDA as a performance measure to evaluate our financial results. Because our Environmental Catalysts and Services segment includes our 50% interest in our Zeolyst Joint Venture, we include an adjustment for our 50% proportionate share of depreciation, amortization and interest expense of our Zeolyst Joint Venture.

(b)
Represents the amortization of the fair value adjustments associated with the equity affiliate investment in our Zeolyst Joint Venture as a result of the combination of the businesses of PQ Holdings Inc. and Eco Services Operations LLC in May 2016 (the “Business Combination”). We determined the fair value of the equity affiliate investment and the fair value step-up was then attributed to the underlying assets of our Zeolyst Joint Venture. Amortization is primarily related to the fair value adjustments associated with inventory, fixed assets and intangible assets, including customer relationships and technical know-how.

(c)	As a result of the Sovitec acquisition and the Business Combination, there was a step-up in the fair value of inventory, which is amortized through cost of goods sold in the statement of operations.

(d)
We do not have a history of significant asset disposals. However, when asset disposals occur, we remove the impact of net gain/loss of the disposed asset because such impact primarily reflects the non-cash write-off of long-lived assets no longer in use.

(e)
Reflects the exclusion of the negative or positive transaction gains and losses of foreign currency in the income statement primarily related to the Euro denominated term loan (which was settled as part of the February 2018 term loan refinancing) and the non-permanent intercompany debt denominated in local currency translated to U.S. dollars.

(f)
Reflects consulting fees paid to CCMP and affiliates of INEOS for consulting services that include certain financial advisory and management services. These payments ceased upon the closing of our initial public offering.

(g)
Relates to certain transaction costs described in our condensed consolidated financial statements for the three months ended March 31, 2018 as well as other costs related to several transactions that are completed, pending or abandoned and that we believe are not representative of our ongoing business operations.

(h)
Includes the impact of restructuring, integration and business optimization expenses that are related to specific, one-time items, including severance for a reduction in force and post-merger integration costs that are not expected to recur.

(i)
Represents adjustments for defined benefit pension plan costs in our statement of operations. More than two-thirds of our defined benefit pension plan obligations are under defined benefit pension plans that are frozen, and the remaining obligations primarily relate to plans operated in certain of our non-U.S. locations that, pursuant to jurisdictional requirements, cannot be frozen. As such, we do not view such expenses as core to our ongoing business operations.

(j)
Other costs consist of certain expenses that are not core to our ongoing business operations and are generally related to specific, one-time items, including environmental remediation-related costs associated with the legacy operations of our business prior to the Business Combination, capital and franchise taxes, non-cash asset retirement obligation accretion and the initial implementation of procedures to comply with Section 404 of the Sarbanes-Oxley Act. Included in this line-item are rounding discrepancies that may arise from rounding from dollars (in thousands) to dollars (in millions).

Adjusted Net Income
Summarized adjusted net income information is shown below in the following table:

	Three months ended March 31,
	2018	2017
	(in millions)
Reconciliation of net income (loss) attributable to PQ Group Holdings Inc. to Adjusted Net Income(1)(2)
Net income (loss) attributable to PQ Group Holdings Inc.	$0.2	$(2.5)
Amortization of investment in affiliate step-up(b)	1.2	2.1
Amortization of inventory step-up(c)	1.1	0.5
Debt extinguishment costs	4.1	—
Net loss on asset disposals(d)	0.8	0.2
Foreign currency exchange loss(e)	2.9	0.2
Non-cash revaluation of inventory, including LIFO	3.4	1.4
Management advisory fees(f)	—	0.7
Transaction and other related costs(g)	0.3	0.8
Equity-based and other non-cash compensation	2.6	0.9
Restructuring, integration and business optimization expenses(h)	0.7	1.0
Defined benefit pension plan cost(i)	0.4	0.4
Other(j)	0.7	0.3
Adjusted net income, including non-cash GILTI tax	$18.4	$6.0

Impact of non-cash GILTI tax(3)	2.5	—
Adjusted net income	$20.9	$6.0

(1)
We define adjusted net income as net income (loss) attributable to PQ Group Holdings adjusted for non-operating income or expense and the impact of certain non-cash or other items that are included in net income (loss) that we do not consider indicative of our ongoing operating performance. Adjusted net income is presented as a key performance indicator as we believe it will enhance a prospective investor’s understanding of our results of operations and financial condition. Adjusted net income may not be comparable with net income or adjusted net income as defined by other companies.

(2)	Refer to the Adjusted EBITDA notes above for more information with respect to each adjustment.

(3)
Amount represents the impact to tax expense associated with the Global Intangible Low Taxed Income (“GILTI”) provisions of the Tax Cuts and Jobs Act of 2017 (“TCJA”). Beginning January 1, 2018, GILTI results in taxation of “excess of foreign earnings”, which is defined as amounts greater than a 10% rate of return on applicable foreign tangible asset basis. The Company is required to record incremental tax provision impact with respect to GILTI as a result of having historical U.S. Net Operating Loss (“NOL”) amounts to offset the GILTI taxable income inclusion. This NOL utilization precludes us from recognizing foreign tax credits (“FTCs”) which would otherwise help offset the tax impacts of GILTI. No FTCs will be recognized with respect to GILTI until our cumulative NOL balance has been exhausted. Because the GILTI provision does not impact our cash taxes (given available U.S. NOLs), and given that we expect to recognize FTCs to offset GILTI impacts once the NOLs are exhausted, we do not view this item as a component of core operations.

The adjustments to net loss attributable to PQ Group Holdings Inc. are shown net of applicable tax rates which range between 30.6% and 43.4% for the three months ended March 31, 2018 and March 31, 2017, except for the foreign currency exchange loss for which the tax is calculated as a discrete item using the applicable statutory income tax rates.
 Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity consist of cash flow from operations, existing cash balances as well as funds available under our asset based lending revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources of funds. Our primary liquidity requirements include funding working capital requirements (primarily inventory and accounts receivable, net of accounts payable and other accrued liabilities), debt service requirements and capital expenditures. Our capital expenditures include both maintenance of business, which include spending on maintenance and health, safety, environmental initiatives and cost savings initiatives as well as expansion, which includes spending to drive organic sales growth. As reported for the three months ended March 31, 2018, we spent approximately $22.7 million in maintenance capital expenditures and $2.6 million in expansion capital expenditures. For the three months ended March 31, 2017, we spent approximately $16.0 million in maintenance capital expenditures and $7.8 million in expansion capital expenditures.
We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our asset based lending revolving credit facility, will be sufficient to meet our presently anticipated future cash needs for at least the next 12 months. We may also pursue strategic acquisition opportunities, which may impact our future cash requirements. We may, from time to time, increase borrowings under our asset based lending revolving credit facility to meet our future cash needs. As of March 31, 2018, we had cash and cash equivalents of $58.8 million and availability of $150.2 million under our asset based lending revolving credit facility, after giving effect to $19.8 million of outstanding letters of credit and $30.0 million of revolving credit facility borrowings, for a total available liquidity of $209.0 million.
Included in our cash and cash equivalents balance as of March 31, 2018 was $50.4 million of cash and cash equivalents held in foreign jurisdictions. We repatriate cash held outside of the United States from certain foreign subsidiaries in order to meet domestic liquidity needs. In certain cases, the repatriation of foreign cash under current U.S. tax laws is subject to income taxes. We have an intercompany loan structure in place with several of our foreign subsidiaries that allows us, under current U.S. tax laws, to repatriate foreign cash in a tax efficient manner from those subsidiaries. Depending on domestic and foreign cash needs, we have the flexibility to repatriate foreign cash to meet our future liquidity needs, subject to satisfaction of any applicable U.S. income taxes. Due to the enactment of the TCJA in December 2017, future overseas earnings repatriation will no longer be subject to U.S. federal income taxes at the time of cash distribution. However, future earnings may still be taxed for state income tax purposes, as well as subject to certain foreign withholding tax obligations, when cash amounts are distributed back to the U.S.
As of March 31, 2018, our total indebtedness was $2,289.1 million, with up to $150.2 million of available borrowings under our asset based lending revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements. As reported, our cash interest expense for the three months ended March 31, 2018 and 2017 was approximately $16.6 million and $21.6 million, respectively. Before any impact of hedges, a one percent change in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $13.1 million on interest expense.

Cash Flow

	Three months ended March 31,
	2018	2017
	(in millions)
Net cash provided by (used in)
Operating activities	$22.0	$6.7
Investing activities	(33.1)	(32.4)
Financing activities	5.4	6.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.5)	(3.2)
Net change in cash, cash equivalents and restricted cash	(7.2)	(22.0)
Cash, cash equivalents and restricted cash at beginning of period	67.2	85.1
Cash, cash equivalents and restricted cash at end of period	$60.0	$63.1

	Three months ended March 31,
	2018	2017
	(in millions)
Net income (loss)	$0.6	$(2.3)
Non-cash and non-operating activities(1)	59.2	38.4
Changes in working capital	(34.8)	(28.8)
Other operating activities	(3.0)	(0.6)
Net cash provided by operating activities	$22.0	$6.7

(1)
Includes depreciation, amortization, changes related to purchase accounting fair value adjustments, amortization of deferred financing costs and original issue discount, debt extinguishment costs, foreign currency exchange losses, postretirement healthcare benefit expense and funding, deferred income tax benefit, net losses on asset disposals, stock compensation expense, and equity in net income and dividends received from affiliated companies.

Net cash provided by operating activities was $22.0 million for the three months ended March 31, 2018, compared to $6.7 million provided for the three months ended March 31, 2017. Cash generated by operating earnings after giving effect to non-cash items recognized in the income statement during the period was higher during the three months ended March 31, 2018 by $23.8 million compared to the same period in the prior year. The change in working capital during the three months ended March 31, 2018 was unfavorable compared to the three months ended March 31, 2017. Cash used to fund working capital was $34.8 million and $28.8 million for the three months ended March 31, 2018 and 2017, respectively.
The increase in cash generated by operating earnings after giving effect to non-cash items of $23.8 million as compared to the prior year period was primarily due to earnings from the Sovitec acquisition and increased dividends from our Zeolyst Joint Venture, which was partially offset by higher plant turnaround costs and increased labor inflation costs.

	Three months ended March 31,
	2018	2017
	(in millions)
Working capital changes that provided (used) cash:
Receivables	$(11.1)	$(16.5)
Inventories	(19.5)	(5.0)
Prepaids and other current assets	(4.7)	(3.4)
Accounts payable	(7.0)	(16.4)
Accrued liabilities	7.5	12.5
	$(34.8)	$(28.8)

The decrease in cash from working capital of $6.0 million as compared to the prior year was primarily due to unfavorable changes in inventory, accrued liabilities and prepaid and other current assets, which was partially offset by favorable changes in accounts payable and accounts receivable.
The unfavorable change in inventory was driven by inventory build for our ThermoDrop® product offering in preparation for the upcoming highway safety sales season and inventory build in anticipation of plant turnarounds in refining services. The unfavorable change in accrued liabilities was primarily due to the timing of accrued interest under our new debt structure. The favorable change in accounts receivable was a result of lower sales volumes in our Environmental Catalysts and Services segment as compared to the prior year. The favorable change in accounts payable was due to the timing of payments for capital expenditures in the current year and timing of plant turnaround costs incurred in the prior year.

	Three months ended March 31,
	2018	2017
	(in millions)
Purchases of property, plant and equipment	$(33.3)	$(32.4)
Other, net	0.2	—
Net cash used in investing activities	$(33.1)	$(32.4)
Net cash used in investing activities was $33.1 million for the three months ended March 31, 2018, compared to cash used of $32.4 million during the same period in 2017. Cash used in investing activities primarily consisted of utilizing $33.3 million and $32.4 million to fund capital expenditures during the three months ended March 31, 2018 and 2017, respectively.

	Three months ended March 31,
	2018	2017
	(in millions)
Net revolver borrowings	$6.5	$10.0
Net cash repayments on debt obligations	(1.0)	(3.1)
Other financing activities	(0.1)	—
Net cash provided by financing activities	$5.4	$6.9
Net cash provided by financing activities was $5.4 million for the three months ended March 31, 2018, compared to net cash provided of $6.9 million during the same period in 2017. The decrease in cash provided by financing activities was primarily driven by $3.5 million in lower revolver borrowings in the current year, partially offset by the net impact of the term loan refinancing (including debt issuance costs) during the three months ended March 31, 2018 as compared to long-term debt repayments for the three months ended March 31, 2017.

Debt

	March 31, 2018	December 31, 2017
	(in millions)
Term Loan Facility (U.S. dollar denominated)	$—	$916.2
Term Loan Facility (Euro denominated)	—	335.8
New Term Loan Facility	1,263.8	—
6.75% Senior Secured Notes due 2022	625.0	625.0
5.75% Senior Unsecured Notes due 2025	300.0	300.0
ABL Facility	30.0	25.0
Other	70.3	68.3
Total debt	2,289.1	2,270.3
Original issue discount	(22.1)	(18.4)
Deferred financing costs	(19.2)	(21.4)
Total debt, net of original issue discount and deferred financing costs	2,247.8	2,230.5
Less: current portion	(51.9)	(45.2)
Total long-term debt	$2,195.9	$2,185.3

As of March 31, 2018, our total debt was $2,289.1 million, including $18.5 million of other foreign debt and $51.8 million of notes payable for the NMTC financing and excluding the original issue discount of $22.1 million and deferred financing fees of $19.2 million for our senior secured credit facilities. Our net debt as of March 31, 2018 was $2,160.0 million, excluding $18.5 million of other foreign debt and $51.8 million of NMTC notes payable, and including cash and cash equivalents of $58.8 million. We may seek, subject to market conditions and other factors, opportunities to repurchase, refinance or otherwise reprice our debt.
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

	Three months ended March 31,
	2018	2017
	(in millions)
Maintenance capital expenditures	$22.7	$16.0
Expansion capital expenditures	2.6	7.8
Total capital expenditures	$25.3	$23.8

Capital expenditures remained at a level sufficient for required maintenance and certain expansion growth initiatives during these periods. Maintenance capital expenditures are higher in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due to plant turnaround costs incurred in the current period that were not incurred in the prior period. Expansion capital expenditures are higher in the three months ended March 31, 2017 due to plant expansion projects related to the Thermodrop® product line launched in 2017.
Pension Funding
We paid $3.4 million and $2.8 million in cash contributions into our defined benefit pension plans and other post-retirement plans during the three months ended March 31, 2018 and 2017, respectively. The net periodic pension expense was $0.8 million and $0.9 million for those same periods, respectively.
Off–Balance Sheet Arrangements
We had $19.8 million of outstanding letters of credit on our revolver facility as of March 31, 2018.

Contractual Obligations
Information related to our contractual obligations at March 31, 2018 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 22, 2018, which we refer to as our Annual Report on Form 10-K. During the three months ended March 31, 2018, there have been no significant changes to our contractual obligations as disclosed in our Annual Report on Form 10-K, other than as described below.
New Term Loan Facility
On February 8, 2018, we refinanced our then-existing senior secured term loan facility, which was to mature on November 2022, with a new $1,267.0 million senior secured term loan facility with a maturity date of February 2025. Annual principal payments are $12.7 million under the new senior secured term loan facility, which represents an immaterial change in our debt payment obligations under the then-existing senior secured term loan facility. Estimated interest expense (on an annualized basis), using the interest rate effective on March 31, 2018, is approximately $54.0 million on the new senior secured term loan facility through the maturity date of February 2025. Refer to Note 12 in these condensed consolidated financial statements for additional information.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in conformity with GAAP and our significant accounting policies are described in Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We base our estimates and judgments on historical experience and other relevant factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We evaluate our critical accounting estimates, assumptions and judgments on an ongoing basis.
Other than changes to our critical accounting policies and estimates regarding the recognition of revenue, as described in Note 3 to our March 31, 2018 unaudited condensed consolidated financial statements, there has been no material change in our critical accounting policies and use of estimates from those described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K.
Accounting Standards Not Yet Adopted
See Note 2 to our unaudited condensed consolidated financial statements for a discussion of recently issued accounting standards and their effect on us.

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
Other than the items noted below related to foreign exchange risk, there have been no material changes in the interest rate risk, commodity risk or credit risk discussed in Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” included in our Annual Report on Form 10-K.
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

On February 8, 2018, we refinanced our existing senior secured term loan facility whereby the New Term Loan Facility was used to repay the then-existing U.S. dollar denominated and Euro denominated Term Loan Facilities, thus reducing our exposure to fluctuations in the euro. Concurrent with the term loan refinancing, we entered into multiple cross currency swap arrangements to hedge foreign currency risk. The swaps are intended to enable us to effectively hedge our exposure on the net investments of two of our euro denominated subsidiaries.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time we may be subject to various legal claims and proceedings incidental to the normal conduct of business, relating to such matters as personal injury, product liability and warranty claims, waste disposal practices, release of chemicals into the environment and other matters that may arise in the ordinary course of our business. We currently believe that there is no litigation pending that is likely to have a material adverse effect on our business. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. Refer to Note 16 of our March 31, 2018 unaudited condensed consolidated financial statements for additional information regarding the Company’s legal proceedings.

ITEM 1A.	RISK FACTORS
There has been no material change from the risk factors described in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Tax Withholdings
The following table contains information about shares of common stock delivered to the Company by an employee to satisfy certain tax obligations of the employee in connection with the vesting of a restricted stock award during the first quarter of 2018.

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
January 2018	3,513	$16.54	N/A	N/A
February 2018	—	—	N/A	N/A
March 2018	—	—	N/A	N/A
Total	3,513

ITEM 6.	EXHIBITS.
The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of PQ Group Holdings Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of PQ Group Holdings Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of PQ Group Holdings Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of PQ Group Holdings Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PQ GROUP HOLDINGS INC.

Date:	May 11, 2018	By:	/s/ MICHAEL CREWS
Michael Crews
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)