Form 10-Q
period 2018-06-30
PQ Group Holdings Inc.
filed 2018-08-10
CIK 1708035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock outstanding as of August 6, 2018 was 135,204,637.

PQ GROUP HOLDINGS INC.

INDEX—FORM 10-Q
June 30, 2018

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Sales	$434,713	$389,267	$800,910	$722,198
Cost of goods sold	326,309	281,853	614,385	532,072
Gross profit	108,404	107,414	186,525	190,126
Selling, general and administrative expenses	43,477	35,358	84,095	70,070
Other operating expense, net	15,873	16,976	25,187	27,324
Operating income	49,054	55,080	77,243	92,732
Equity in net (income) from affiliated companies	(13,666)	(8,745)	(25,518)	(14,622)
Interest expense, net	27,221	48,176	56,384	94,961
Debt extinguishment costs	—	—	5,879	—
Other expense, net	5,691	14,312	10,663	16,281
Income (loss) before income taxes and noncontrolling interest	29,808	1,337	29,835	(3,888)
Provision for income taxes	13,649	3,007	13,120	97
Net income (loss)	16,159	(1,670)	16,715	(3,985)
Less: Net income (loss) attributable to the noncontrolling interest	377	(61)	719	78
Net income (loss) attributable to PQ Group Holdings Inc.	$15,782	$(1,609)	$15,996	$(4,063)

Net income (loss) per share:
Basic income (loss) per share	$0.12	$(0.02)	$0.12	$(0.04)
Diluted income (loss) per share	$0.12	$(0.02)	$0.12	$(0.04)

Weighted average shares outstanding:
Basic	133,222,463	104,015,815	133,188,303	103,981,851
Diluted	134,209,740	104,015,815	134,047,362	103,981,851
See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income (loss)	$16,159	$(1,670)	$16,715	$(3,985)
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits	1,375	(22)	1,357	(203)
Net gain (loss) from hedging activities	553	(1,256)	2,736	(3,025)
Foreign currency translation	(29,493)	26,305	(20,822)	41,642
Total other comprehensive income (loss)	(27,565)	25,027	(16,729)	38,414
Comprehensive income (loss)	(11,406)	23,357	(14)	34,429
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1,167)	1,024	479	579
Comprehensive income (loss) attributable to PQ Group Holdings Inc.	$(10,239)	$22,333	$(493)	$33,850

See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$52,553	$66,195
Receivables, net	242,014	193,456
Inventories	268,413	262,388
Prepaid and other current assets	39,036	26,929
Total current assets	602,016	548,968
Investments in affiliated companies	477,345	469,276
Property, plant and equipment, net	1,217,002	1,230,384
Goodwill	1,260,286	1,305,956
Other intangible assets, net	759,637	786,144
Other long-term assets	98,219	74,727
Total assets	$4,414,505	$4,415,455
LIABILITIES
Notes payable and current maturities of long-term debt	$54,071	$45,166
Accounts payable	139,731	149,326
Accrued liabilities	76,356	93,917
Total current liabilities	270,158	288,409
Long-term debt, excluding current portion	2,193,769	2,185,320
Deferred income taxes	197,697	189,336
Other long-term liabilities	113,553	120,471
Total liabilities	2,775,177	2,783,536
Commitments and contingencies (Note 16)
EQUITY
Common stock ($0.01 par); authorized shares 450,000,000; issued shares 135,143,229 and 135,244,379 on June 30, 2018 and December 31, 2017, respectively; outstanding shares 135,139,716 and 135,244,379 on June 30, 2018 and December 31, 2017, respectively	1,352	1,352
Preferred stock ($0.01 par); authorized shares 50,000,000; no shares issued or outstanding on June 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	1,662,748	1,655,114
Accumulated deficit	(16,781)	(32,777)
Treasury stock, at cost; shares 3,513 and 0 on June 30, 2018 and December 31, 2017, respectively	(58)	—
Accumulated other comprehensive income (loss)	(12,178)	4,311
Total PQ Group Holdings Inc. equity	1,635,083	1,628,000
Noncontrolling interest	4,245	3,919
Total equity	1,639,328	1,631,919
Total liabilities and equity	$4,414,505	$4,415,455

See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock, at cost	Accumulated other comprehensive income (loss)	Non- controlling interest	Total
Balance, December 31, 2017	$1,352	$1,655,114	$(32,777)	$—	$4,311	$3,919	$1,631,919
Net income	—	—	15,996	—	—	719	16,715
Other comprehensive loss	—	—	—	—	(16,489)	(240)	(16,729)
Repurchase of common shares	—	—	—	(58)	—	—	(58)
Distributions to noncontrolling interests	—	—	—	—	—	(153)	(153)
Stock compensation expense	—	7,627	—	—	—	—	7,627
Shares issued under equity incentive plan	—	7	—	—	—	—	7
Balance, June 30, 2018	$1,352	$1,662,748	$(16,781)	$(58)	$(12,178)	$4,245	$1,639,328

	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock, at cost	Accumulated other comprehensive income (loss)	Non- controlling interest	Total
Balance, December 31, 2016	$73	$1,167,137	$(90,380)	$(239)	$(53,711)	$5,064	$1,027,944
Net income (loss)	—	—	(4,063)	—	—	78	(3,985)
Other comprehensive income	—	—	—	—	37,913	501	38,414
Distributions to noncontrolling interests	—	—	—	—	—	(785)	(785)
Stock compensation expense	—	2,828	—	—	—	—	2,828
Balance, June 30, 2017	$73	$1,169,965	$(94,443)	$(239)	$(15,798)	$4,858	$1,064,416

See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$16,715	$(3,985)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	68,865	58,030
Amortization	26,606	25,176
Acquisition accounting valuation adjustments on inventory sold	1,603	871
Amortization of deferred financing costs and original issue discount	3,079	4,348
Debt extinguishment costs	3,755	—
Foreign currency exchange loss	11,820	16,356
Pension and postretirement healthcare benefit expense	599	2,090
Pension and postretirement healthcare benefit funding	(4,040)	(3,605)
Deferred income tax provision (benefit)	3,128	(5,270)
Net loss on asset disposals	5,904	2,925
Stock compensation	7,627	2,828
Equity in net (income) from affiliated companies	(25,518)	(14,622)
Dividends received from affiliated companies	15,890	15,071
Other, net	(3,924)	(1,771)
Working capital changes that provided (used) cash, excluding the effect of business combinations:
Receivables	(54,324)	(44,046)
Inventories	(9,853)	2,015
Prepaids and other current assets	(3,612)	(1,440)
Accounts payable	960	(7,408)
Accrued liabilities	(15,142)	(25,812)
Net cash provided by operating activities	50,138	21,751
Cash flows from investing activities:
Purchases of property, plant and equipment	(66,066)	(60,613)
Investment in affiliated companies	—	(5,000)
Loan receivable under the New Markets Tax Credit Arrangement	—	(6,221)
Business combinations, net of cash acquired	(1,006)	(41,572)
Other, net	805	491
Net cash used in investing activities	(66,267)	(112,915)
Cash flows from financing activities:
Draw down of revolver	123,864	250,000
Repayments of revolver	(114,813)	(185,000)
Issuance of long-term debt	1,267,000	8,820
Debt issuance costs	(6,395)	—
Repayments of long-term debt	(1,264,791)	(6,216)
Distributions to noncontrolling interests	(153)	(785)
Repurchase of common shares	(58)	—
Net cash provided by financing activities	4,654	66,819
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,883)	(5,299)
Net change in cash, cash equivalents and restricted cash	(13,358)	(29,644)
Cash, cash equivalents and restricted cash at beginning of period	67,243	85,077
Cash, cash equivalents and restricted cash at end of period	$53,885	$55,433

For supplemental cash flow disclosures, see Note 20.
See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

1. Background and Basis of Presentation:
Description of Business
PQ Group Holdings Inc. and subsidiaries (the “Company” or “PQ Group Holdings”) conducts operations through two reporting segments: (1) Environmental Catalysts & Services (“EC&S”): a leading global innovator and producer of silica catalysts used in the production of high-density polyethylene (“HDPE”), methyl methacrylate (“MMA”), specialty zeolite-based catalysts sold to the emissions control industry, the petrochemical industry and other areas of the broader chemicals industry and a merchant sulfuric acid producer operating a network of plants serving a variety of end uses, including the oil refining, nylon, mining, general industrial and chemical industries; and (2) Performance Materials & Chemicals (“PM&C”): a fully integrated, global leader in silicate technology, producing sodium silicate, specialty silicas, zeolites, spray dry silicates, magnesium silicate, and other high performance chemical products used in a variety of end uses such as adsorbents for surface coatings, clarifying agents for beverages, cleaning and personal care products and engineered glass products for use in highway safety, polymer additives, metal finishing and electronics end uses.
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
The Company adopted the new guidance on January 1, 2018 as required. Prior to the adoption of the guidance, the Company reflected its pension costs within cost of goods sold and selling, general and administrative expenses in the condensed consolidated statements of operations, depending on whether the costs were associated with employees involved in manufacturing or back office support functions. Under the new guidance, the service cost component of the Company’s pension costs remained in the same line items of the condensed consolidated statements of operations, but the remaining components are now reported as part of nonoperating income in the other (income) expense, net line item of the condensed consolidated statements of operations. Although the guidance requires retrospective application upon adoption, a practical expedient permits the Company to use the amounts disclosed in its pension and other post-retirement benefit plan note as its basis of estimation for the prior comparative periods. The Company utilized the practical expedient, and $69 and $332 of a net pension benefit for the three and six months ended June 30, 2017, respectively, was reclassified to other (income) expense, net. For the three and six months ended June 30, 2018, the amount of pension costs included in other (income) expense, net was a net benefit of $1,285 and $1,770, respectively.
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
The Company adopted the new guidance on January 1, 2018 as required. As of June 30, 2018 and 2017, the Company had $1,332 and $4,976, respectively, of restricted cash included in prepaid and other current assets on its condensed consolidated balance sheets related to its New Market Tax Credit financing arrangements as well as other small restricted cash balances. Changes in the Company’s restricted cash balances prior to the adoption of the new guidance were reflected within cash flows from investing activities in the Company’s condensed consolidated statements of cash flows. The prior comparative period in the Company’s condensed consolidated statement of cash flows has been updated to conform to the new guidance. See Note 20 to these condensed consolidated financial statements for supplemental cash flow disclosures.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

In August 2016, the FASB issued guidance which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs and distributions from certain equity method investees. For public companies, the new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and the new guidance should be applied retrospectively to each period presented. The Company adopted the new guidance on January 1, 2018 as required. There was no impact to the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2017. The Company applied the new guidance to the term loan refinancing that occurred during the six months ended June 30, 2018; see Note 12 to these condensed consolidated financial statements for further information on the debt refinancing transaction. There were no other items in the new guidance which necessitated a change in the Company’s reporting in its condensed consolidated statements of cash flows for the six months ended June 30, 2018 or 2017.
In May 2014, the FASB issued accounting guidance (with subsequent targeted amendments) to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that revenue recognized from a transaction or event that arises from a contract with a customer should reflect the consideration to which an entity expects to be entitled in exchange for goods or services provided. To achieve that core principle, the new guidance sets forth a five-step revenue recognition model that will need to be applied consistently to all contracts with customers, except those that are within the scope of other topics in the Accounting Standards Codification (“ASC”). Also required are enhanced disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The enhanced disclosures include qualitative and quantitative information about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized related to the costs to obtain or fulfill a contract. For public companies, the new requirements are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company reviewed its key revenue streams and assessed the underlying customer contracts within the framework of the new guidance. The Company evaluated the key aspects of its revenue streams for impact under the new guidance and performed a detailed analysis of its customer agreements to quantify the changes under the guidance. The Company concluded that the guidance did not have a material impact on its existing revenue recognition practices upon adoption on January 1, 2018. The Company implemented the guidance under the modified retrospective transition method of adoption. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The impact of adoption of the new revenue recognition guidance was immaterial for the six months ended June 30, 2018, and there was no transition adjustment required upon adoption. See Note 3 to these condensed consolidated financial statements for additional disclosures required by the new guidance.
Accounting Standards Not Yet Adopted
In June 2018, the FASB issued guidance which conforms the accounting for the issuance of all share-based payments using the same accounting model. Previously, the accounting for share-based payments to non-employees was covered under a different framework than those made to employees. Under the new guidance, awards to both employees and non-employees will essentially follow the same model, with small variations related to determining the term assumption when valuing a non-employee award as well as a different expense attribution model for non-employee awards. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently evaluating the effect that the new guidance would have on its consolidated financial statements.
In February 2018, the FASB issued guidance which will permit entities to make an election to reclassify income tax effects stranded in accumulated other comprehensive income (“AOCI”) to retained earnings as a result of tax reform legislation enacted by the U.S. government on December 22, 2017. The standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted in any interim period for which the financial statements have not yet been issued. Prior to the enactment of the tax reform legislation on December 22, 2017, the Company had amounts recorded in AOCI related to its domestic pension, postretirement and supplementary benefit plans and cash flow hedging relationships that were based on pre-enactment tax rates. The Company is evaluating the impact that the new guidance will have on its consolidated financial statements. If the Company makes the election to reclassify the stranded income tax effects from AOCI, it may do so using one of two transition methods: restrospectively, or at the beginning of the period of adoption.
In January 2017, the FASB issued guidance which eliminates the second step from the traditional two-step goodwill impairment test. Under current guidance, an entity performed the first step of the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount; if an impairment loss was indicated, the entity computed the implied fair value of goodwill to determine whether an impairment loss existed, and if so, the amount to recognize. Under the new guidance, an impairment loss is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value (the Step 1 test), with no further testing required. Any impairment loss recognized is limited to the amount of goodwill allocated to the reporting unit. The new guidance is effective for public companies that are Securities and Exchange Commission (“SEC”) registrants for fiscal years beginning after December 15, 2019, with early adoption permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company will apply the guidance prospectively to goodwill impairment tests subsequent to the adoption date.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

In June 2016, the FASB issued guidance that affects loans, trade receivables and any other financial assets that have the contractual right to receive cash. Under the new guidance, an entity is required to recognize expected credit losses rather than incurred losses for financial assets. The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company believes that the new guidance will not have a material impact on its consolidated financial statements.
In February 2016, the FASB issued guidance (with subsequent targeted amendments) that modifies the accounting for leases. Under the new guidance, a lessee will recognize assets and liabilities for most leases (including those classified under existing GAAP as operating leases, which based on current standards are not reflected on the balance sheet), but will recognize expenses similar to current lease accounting. For public companies, the new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. The new guidance must be adopted using either a (1) modified retrospective transition method, in which all periods presented in the financial statements reflect the impact of the new guidance, or (2) prospective method at the date of adoption, with a cumulative-effect adjustment to the opening balance of retained earnings. The Company has operating lease agreements for which it expects to recognize right of use assets and corresponding liabilities on its balance sheet upon adoption of the new guidance. The Company has prepared a detailed plan to implement the new guidance, gathered the information related to its current lease population, and is assessing its leases in the context of the new framework. The Company is working with a vendor to implement a lease management system which will assist in delivering the required accounting changes. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements, business processes, systems and control environment. The Company does not plan to implement the guidance prior to the required adoption date of January 1, 2019, and the Company plans to use the prospective method at the date of adoption.

3. Revenue from Contracts with Customers:
Revenue Recognition Model
In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under its agreements, the Company performs the following steps: (i) identification of the contract with the customer; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.
The Company identifies a contract when an agreement with a customer creates legally enforceable rights and obligations, which occurs when a contract has been approved by both parties, the parties are committed to perform their respective obligations, each party’s rights and payment terms are clearly identified, commercial substance exists and it is probable that the Company will collect the consideration to which it is entitled. The Company and its customers typically enter into master service agreements (“MSA”), which establish the terms, including prices, under which orders to purchase goods may be placed. In these instances, the Company’s contract with a customer is the purchase order issued under the MSA. Certain of the Company’s MSAs contain provisions regarding the purchase of a minimum quantity of goods. Under these circumstances, the Company considers the MSA to be a legally enforceable contract.
The Company identifies a performance obligation in a contract for each promised good that is separately identifiable from other promises in the contract and for which the customer can benefit from the good. The majority of the Company’s contracts have a single performance obligation, which is the promise to transfer individual goods to the customer. The Company has certain contracts that include multiple performance obligations under which the purchase price for each distinct performance obligation is defined in the contract. These distinct performance obligations may include stand-ready provisions, which are arrangements to provide a customer assurance that they will have access to output from the Company’s manufacturing facilities, or monthly reservations of capacity fees. The Company considers stand-ready provisions and reservation of capacity fees to be performance obligations satisfied over time. Revenues related to stand-ready provisions and reservation of capacity fees are recognized throughout the contract term.
As described above, the Company’s MSAs with its customers outline prices for individual products or contract provisions. MSAs in the Company’s performance chemicals and refining services product groups may contain provisions whereby raw materials costs are passed-through to the customer per the terms of their contract. The Company’s exposure to fluctuations in raw materials prices is limited, as the majority of pass-through contract provisions reset based on fluctuations in the underlying raw material price. MSAs in the Company’s refining services product group also contain take-or-pay arrangements, whereby the customer would incur a penalty in the form of a shortfall volume fee. Currently there is no history in which customers fail to meet the contractual minimum. Revenue from product sales are recorded at the net sales price, which includes estimates of variable consideration for which reserves are established and which result from discounts, returns or other allowances that are offered within contracts between the Company and its customers.
The Company recognizes revenues when performance obligations under the terms of a contract with its customer are satisfied, which generally occurs at a point in time by transferring control of a product to the customer. The Company determines the point in time when a customer obtains control of a product and the Company satisfies the performance obligation by considering factors including

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

when the Company has a right to payment for the product, the customer has legal title to the product, the Company has transferred possession of the product, the customer has assumed the risks and rewards of ownership of the product and the customer has accepted the product. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The Company does not have any significant payment terms as payment is received at, or shortly after, the point of sale.
Contract Assets and Liabilities
A contract asset is a right to consideration in exchange for goods that the Company has transferred to a customer when that right is conditional on something other than the passage of time. A contract liability exists when the Company receives consideration in advance of performance obligations. Other than trade accounts receivable and customer return accruals, the Company has not recorded any additional contract assets or contract liabilities on its condensed consolidated balance sheets as of June 30, 2018.
Practical Expedients and Accounting Policy Elections
The Company has elected to use certain practical expedients and has made certain accounting policy elections as permitted under the new revenue recognition guidance. Certain of the Company’s contracts with customers are based on an individual purchase order; thus, the duration of these contracts are for one year or less. The Company has made an accounting policy election to omit certain disclosures related to remaining performance obligations for contracts which have an initial term of one year or less.
When the Company performs shipping and handling activities after the transfer of control to the customer (e.g. when control transfers prior to delivery), they are considered fulfillment activities as opposed to separate performance obligations, and the Company recognizes revenue upon the transfer of control to the customer. Accordingly, the costs associated with these shipping and handling activities are accrued when the related revenue is recognized under the Company’s policy election. The Company expenses incremental costs of obtaining a contract as incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. Sales, value added and other taxes the Company collects concurrent with revenue producing activities are excluded from revenues.
Disaggregated Revenue
The Company’s primary means of disaggregating revenues is by product group, which can be found in Note 17 to these condensed consolidated financial statements.
The Company’s portfolio of products are integrated into a variety of end uses, which are described in the table below.

Key End Uses	Key Products
Industrial & process chemicals	• Silicate precursors for the tire industry
• Glass beads, or microspheres, for metal finishing end uses
Fuels & emission control	• Refinery catalysts
• Emission control catalysts
• Catalyst recycling services
• Silicate for catalyst manufacturing
Packaging & engineered plastics	• Catalysts for high-density polyethlene and chemicals syntheses
• Antiblocks for film packaging
• Solid and hollow microspheres for composite plastics
• Sulfur derivatives for nylon production
Highway safety & construction	• Reflective markings for roadways and airports
• Silica gels for surface coatings
Consumer products	• Silica gels for edible oil and beer clarification
• Precipitated silicas, silicates and zeolites for the dentifrice and dishwasher and laundry detergent applications
Natural resources	• Silicates for drilling muds
• Hollow glass beads, or microspheres, for oil well cements
• Silicates and alum for water treatment mining
• Bleaching aids for paper

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following tables disaggregate the Company’s sales, by segment and end use, for the three and six months months ended June 30, 2018:

	Three months ended June 30, 2018
	Environmental Catalysts & Services	Performance Materials & Chemicals	Total
Industrial & process chemicals	$17,335	$75,811	$93,146
Fuels & emission control (1)	60,212	—	60,212
Packaging & engineered plastics	33,919	33,966	67,885
Highway safety & construction (1)	—	110,746	110,746
Consumer products	—	65,388	65,388
Natural resources	17,952	20,250	38,202
Total	129,418	306,161	435,579
Inter-segment sales eliminations	(866)	—	(866)
Total segment sales	$128,552	$306,161	$434,713

	Six months ended June 30, 2018
	Environmental Catalysts & Services	Performance Materials & Chemicals	Total
Industrial & process chemicals	$34,374	$151,082	$185,456
Fuels & emission control (1)	116,209	—	116,209
Packaging & engineered plastics	62,162	65,774	127,936
Highway safety & construction (1)	—	157,891	157,891
Consumer products	—	142,118	142,118
Natural resources	33,860	39,118	72,978
Total	246,605	555,983	802,588
Inter-segment sales eliminations	(1,678)	—	(1,678)
Total segment sales	$244,927	$555,983	$800,910

(1)	As described in Note 1, the Company experiences seasonal sales fluctuations to customers in the fuels & emission control and highway safety & construction end uses.
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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts	$12,010	$—	$12,010	$—
Restoration plan assets	4,962	4,962	—	—
Total	$16,972	$4,962	$12,010	$—

Liabilities:
Derivative contracts	$196	$—	$196	$—
Total	$196	$—	$196	$—

	December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts	$1,043	$—	$1,043	$—
Restoration plan assets	5,576	5,576	—	—
Total	$6,619	$5,576	$1,043	$—

Liabilities:
Derivative contracts	$448	$—	$448	$—
Total	$448	$—	$448	$—

Restoration plan assets
The fair values of the Company’s restoration plan assets are determined through quoted prices in active markets. Restoration plan assets are assets held in a Rabbi trust to fund the obligations of the Company’s defined benefit supplementary retirement plans and include various stock and fixed income mutual funds. See Note 15 to these condensed consolidated financial statements regarding defined supplementary retirement plans. Unrealized gains and losses associated with the underlying stock and fixed income mutual funds were immaterial as of June 30, 2018 and December 31, 2017, respectively.

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
The Company has interest rate caps, natural gas swaps and cross currency swaps that are fair valued using Level 2 inputs. In addition, the Company applies a credit valuation adjustment to reflect credit risk which is calculated based on credit default swaps. To the extent that the Company’s net exposure under a specific master agreement is an asset, the Company utilizes the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company utilizes a default swap rate comparable to PQ Group Holdings. The credit valuation adjustment is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the Company’s liabilities or that a market participant would be willing to pay for the Company’s assets. As of June 30, 2018 and December 31, 2017, the credit valuation adjustment resulted in a minimal change in the fair value of the derivatives.
5. Accumulated Other Comprehensive Income:
The following tables present the tax effects of each component of other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,
	2018			2017
	Pre-tax amount	Tax benefit/(expense)	After-tax amount	Pre-tax amount	Tax benefit/(expense)	After-tax amount
Defined benefit and other postretirement plans:
Amortization and unrealized losses	$1,833	$(458)	$1,375	$(34)	$12	$(22)
Benefit plans, net	1,833	(458)	1,375	(34)	12	(22)
Net gain (loss) from hedging activities	737	(184)	553	(2,025)	769	(1,256)
Foreign currency translation	(29,947)	454	(29,493)	30,612	(4,307)	26,305
Other comprehensive income (loss)	$(27,377)	$(188)	$(27,565)	$28,553	$(3,526)	$25,027

	Six months ended June 30,
	2018			2017
	Pre-tax amount	Tax benefit/(expense)	After-tax amount	Pre-tax amount	Tax benefit/(expense)	After-tax amount
Defined benefit and other postretirement plans:
Amortization and unrealized losses	$1,809	$(452)	$1,357	$(228)	$25	$(203)
Benefit plans, net	1,809	(452)	1,357	(228)	25	(203)
Net gain (loss) from hedging activities	3,649	(913)	2,736	(4,887)	1,862	(3,025)
Foreign currency translation	(19,833)	(989)	(20,822)	47,859	(6,217)	41,642
Other comprehensive income (loss)	$(14,375)	$(2,354)	$(16,729)	$42,744	$(4,330)	$38,414

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following table presents the change in accumulated other comprehensive income, net of tax, by component for the six months ended June 30, 2018 and 2017:

	Defined benefit and other postretirement plans	Net gain (loss) from hedging activities	Foreign currency translation	Total
December 31, 2017	$7,412	$967	$(4,068)	$4,311
Other comprehensive income (loss) before reclassifications	1,387	2,613	(20,582)	(16,582)
Amounts reclassified from accumulated other comprehensive income(1)	(30)	123	—	93
Net current period other comprehensive income (loss)	1,357	2,736	(20,582)	(16,489)
June 30, 2018	$8,769	$3,703	$(24,650)	$(12,178)

December 31, 2016	$7,513	$4,557	$(65,781)	$(53,711)
Other comprehensive income (loss) before reclassifications	(137)	(3,038)	41,141	37,966
Amounts reclassified from accumulated other comprehensive income(1)	(66)	13	—	(53)
Net current period other comprehensive income (loss)	(203)	(3,025)	41,141	37,913
June 30, 2017	$7,310	$1,532	$(24,640)	$(15,798)

(1)	See the following table for details about these reclassifications. Amounts in parentheses indicate debits.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following table presents the reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2018 and 2017.

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income(a)				Affected Line Item in the Statements of Operations
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Defined benefit and other postretirement plans
Amortization of prior service credit	$(20)	$(20)	$(39)	$(39)	(b)
Amortization of net (gain) loss	1	(19)	3	(38)	(b)
	(19)	(39)	(36)	(77)	Total before tax
	3	6	6	11	Tax expense (benefit)
	$(16)	$(33)	$(30)	$(66)	Net of tax

Net (gain) loss from hedging activities
Interest rate caps	$58	$9	$93	$11	Interest expense
Natural gas swaps	99	28	71	10	Cost of goods sold
	157	37	164	21	Total before tax
	(39)	(8)	(41)	(8)	Tax expense (benefit)
	$118	$29	$123	$13	Net of tax

Total reclassifications for the period	$102	$(4)	$93	$(53)	Net of tax

(a)	Amounts in parentheses indicate credits to profit/loss.

(b)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost (see Note 15 to these condensed consolidated financial statements for additional details).

6. Acquisition:
Acquisitions are accounted for using the acquisition method of accounting. Under the acquisition method, the purchase price is allocated to the identifiable net assets acquired based on the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date. The excess of the purchase price over the fair values of the identifiable net assets acquired is recorded as goodwill.
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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following table sets forth the calculation and allocation of the purchase price to the identifiable net assets acquired with respect to the Acquisition, which was complete as of March 31, 2018.

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

As of the Acquisition Date, the fair value of accounts receivable approximated historical cost. The gross contractual amount of accounts receivable at the Acquisition Date was $14,607, of which $302 was deemed uncollectible. The fair value of inventory is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity, which was $1,603 higher than the historical cost.
The Company’s cost of goods sold for the six months ended June 30, 2018 includes a pre-tax charge of $1,603 relating to the step-up on inventory, $108 of additional amortization expense related to identified intangible assets and $421 of additional depreciation expense, which would have been recorded during the year ended December 31, 2017 if the adjustments to the provisional amounts had been recognized as of the Acquisition Date. The Company’s other expense, net for the six months ended June 30, 2018 includes additional amortization expense related to identified intangible assets of $101 which would have been recorded during the year ended December 31, 2017 if the adjustments to the provisional amounts had been recognized as of the Acquisition Date. The Company’s provision for income taxes for the six months ended June 30, 2018 includes an additional $990 tax benefit associated with the year ended December 31, 2017, to reflect impacts as if the adjustments to the provisional amounts had been recognized as of the Acquisition Date. This amount is primarily a result of opening balance sheet adjustments recorded during the six months ended June 30, 2018, which needed to be re-measured through the income statement because of income tax rate changes that occurred subsequent to the Acquisition Date.
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

Net sales and net income generated by the Sovitec legal entities included in the Company’s condensed consolidated statements of operations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net sales	$19,326	$3,704	$30,247	$3,704
Net income	2,585	503	814	503
Acquisition costs were immaterial for the three and six months ended June 30, 2018 and were $454 and $1,328 for the three and six months ended June 30, 2017, respectively. Acquisition costs are included in other operating expense, net in the Company’s condensed consolidated statements of operations.
Pro Forma Financial Information
The unaudited pro forma financial information for the three and six months ended June 30, 2017 has been derived from the Company’s historical consolidated financial statements and prepared to give effect to the Acquisition, assuming that the Acquisition occurred on January 1, 2016. The unaudited pro forma consolidated results of operations are provided for illustrative purposes only and are not indicative of the Company’s actual consolidated results of operations had the Acquisition been made as of January 1, 2016. The unaudited pro forma results of operations do not reflect any operating efficiencies or potential cost savings which may result from the Acquisition.

	Unaudited
	Three months ended June 30, 2017	Six months ended June 30, 2017
Pro forma sales	$397,251	$738,625
Pro forma net loss	(2,629)	(4,162)
Pro forma net loss attributable to PQ Group Holdings Inc.	(2,568)	(4,240)
Pro forma basic and diluted net loss per share	$(0.02)	$(0.04)
The results of operations for the three and six months ended June 30, 2018 include the operating results of the combined company for the full period and therefore, there is no pro forma presentation included in the table above.
Certain non-recurring charges included in the Company’s results of operations for the three and six months ended June 30, 2017 were allocated to the respective prior year periods for pro forma purposes. For the three months ended June 30, 2017, non-recurring charges allocated to the prior year period include transaction fee charges of $454 which were excluded from pro forma net loss. Also included in pro forma net loss for the three months ended June 30, 2017 is amortization expense of $90 and depreciation expense of $149 associated with the fair value step-up of identifiable intangible assets and property, plant and equipment, respectively. For the six months ended June 30, 2017, non-recurring charges allocated to the prior year period include transaction fee charges of $1,328 which were excluded from pro forma net loss. Also included in pro forma net loss for the six months ended June 30, 2017 is amortization expense of $176 and depreciation expense of $353 associated with the fair value step-up of identifiable intangible assets and property, plant and equipment, respectively.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

7. Goodwill:
The changes in the carrying amount of goodwill for the six months ended June 30, 2018 is summarized as follows:

	Performance Materials & Chemicals	Environmental Catalysts & Services	Total
Balance as of December 31, 2017	$914,623	$391,333	$1,305,956
Goodwill recognized	629	—	629
Goodwill adjustments(1)	(34,811)	—	(34,811)
Foreign exchange impact	(10,851)	(637)	(11,488)
Balance as of June 30, 2018	$869,590	$390,696	$1,260,286

(1)
Represents the measurement period adjustments on the net assets acquired as part of the Acquisition (see Note 6 to these condensed consolidated financial statements for further information regarding the Acquisition).

8. Other Operating Expense, Net:
A summary of other operating expense, net is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Amortization expense	$8,744	$8,290	$17,693	$14,124
Transaction and other related costs(1)	190	2,954	612	4,329
Restructuring and other related costs (Note 18)	10	276	130	1,472
Net loss on asset disposals(2)	4,752	2,577	5,904	2,925
Management advisory fees	—	1,250	—	2,500
Insurance proceeds(2)	(313)	—	(1,557)	—
Other, net	2,490	1,629	2,405	1,974
	$15,873	$16,976	$25,187	$27,324

(1)
Transaction and other related costs for the three and six months ended June 30, 2018 and 2017 primarily include transaction costs associated with the Company’s initial public offering (exclusive of the direct costs recorded in stockholders’ equity net of the proceeds from the offering) and the Acquisition (see Note 6 to these condensed consolidated financial statements for further information).

(2)
During the three and six months ended June 30, 2018, the Company recognized $1,000 and $2,500, respectively, of insurance proceeds in its condensed consolidated statement of operations related to the Company’s claim for losses sustained during Hurricane Harvey in August 2017. For the three months ended June 30, 2018, $264 was recorded as a gain in other operating expense, net, as reimbursement of expenses, while the remaining $736 represented proceeds in excess of the Company’s property losses which was recorded as a non-operating gain in other expense, net, in the Company’s consolidated statement of operations. For the six months ended June 30, 2018, $1,557 was recorded as a gain in other operating expense, net, as reimbursement of expenses, $207 was recorded as a gain in net loss on asset disposals within other operating expense, net, for the Company’s previously recognized property losses, and $736 represented proceeds in excess of the Company’s property losses which was recorded as a non-operating gain in other expense, net, in the Company’s consolidated statement of operations.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

9. Inventories:
Inventories are classified and valued as follows:

	June 30, 2018	December 31, 2017
Finished products and work in process	$203,701	$199,919
Raw materials	64,712	62,469
	$268,413	$262,388

Valued at lower of cost or market:
LIFO basis	$168,256	$162,315
Valued at lower of cost and net realizable value:
FIFO or average cost basis	100,157	100,073
	$268,413	$262,388

10. Investments in Affiliated Companies:
The Company accounts for investments in affiliated companies under the equity method. Affiliated companies accounted for on the equity basis as of June 30, 2018 are as follows:

Company	Country	Percent Ownership
PQ Silicates Ltd.	Taiwan	50%
Zeolyst International	USA	50%
Zeolyst C.V.	Netherlands	50%
Quaker Holdings	South Africa	49%
Following is summarized information of the combined investments(1):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net sales	$108,898	$68,732	$197,474	$141,787
Gross profit	40,669	29,661	76,191	58,586
Operating income	31,622	19,112	57,663	37,695
Net income	30,638	20,809	57,660	39,844

(1)
Summarized information of the combined investments is presented at 100%; the Company’s share of the net assets and net income of affiliates is calculated based on the percent ownership specified in the table above.

The Company’s investments in affiliated companies balance as of June 30, 2018 and December 31, 2017 includes net purchase accounting fair value adjustments of $261,384 and $264,700, respectively, related to the combination of the businesses of PQ Holdings Inc. and Eco Services Operations LLC in May 2016, consisting primarily of goodwill and intangible assets such as customer relationships, technical know-how and trade names. Consolidated equity in net income from affiliates is net of $1,658 and $3,316 of amortization expense related to purchase accounting fair value adjustments for the three and six months ended June 30, 2018, respectively. Consolidated equity in net income from affiliates is net of $1,658 and $5,282 of amortization expense related to purchase accounting fair value adjustments for the three and six months ended June 30, 2017.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

11. Property, Plant and Equipment:
A summary of property, plant and equipment, at cost, and related accumulated depreciation is as follows:

	June 30, 2018	December 31, 2017
Land	$192,017	$191,006
Buildings	209,672	200,054
Machinery and equipment	1,063,438	1,005,025
Construction in progress	121,157	145,414
	1,586,284	1,541,499
Less: accumulated depreciation	(369,282)	(311,115)
	$1,217,002	$1,230,384

Depreciation expense was $33,962 and $29,841 for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense was $68,865 and $58,030 for the six months ended June 30, 2018 and 2017, respectively.
12. Long-term Debt:
The summary of long-term debt is as follows:

	June 30, 2018	December 31, 2017
Term Loan Facility (U.S. dollar denominated)	$—	$916,153
Term Loan Facility (Euro denominated)	—	335,808
New Term Loan Facility	1,260,665	—
6.75% Senior Secured Notes due 2022	625,000	625,000
5.75% Senior Unsecured Notes due 2025	300,000	300,000
ABL Facility	32,000	25,000
Other	69,990	68,318
Total debt	2,287,655	2,270,279
Original issue discount	(21,409)	(18,390)
Deferred financing costs	(18,406)	(21,403)
Total debt, net of original issue discount and deferred financing costs	2,247,840	2,230,486
Less: current portion	(54,071)	(45,166)
Total long-term debt, excluding current portion	$2,193,769	$2,185,320

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction. As of June 30, 2018 and December 31, 2017, the fair value of the senior secured term loans and senior secured and unsecured notes was higher than book value by $16,496 and $59,319, respectively. The fair value of the senior secured term loans and senior secured and unsecured notes was derived from published loan prices as of June 30, 2018 and December 31, 2017, as applicable. The fair value is classified as Level 2 based upon the fair value hierarchy (see Note 4 to these condensed consolidated financial statements for further information on fair value measurements).
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
On the Closing Date, the Company also entered into multiple cross currency swap arrangements to hedge foreign currency risk. The swaps are designed to enable the Company to effectively convert a portion of its fixed-rate U.S. dollar denominated debt obligations into approximately €280,000 equivalent ($327,102 as of June 30, 2018). The swaps are expected to mature in February 2023.
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
Use of Derivative Financial Instruments to Manage Commodity Price Risk. The Company is exposed to risks in energy costs due to fluctuations in energy prices, particularly natural gas. The Company has a hedging program in the United States which allows the Company to mitigate exposure to natural gas volatility with natural gas swap agreements. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices of comparable contracts. The respective current and non-current liabilities are recorded in accrued liabilities and other long-term liabilities and the respective current and non-current assets are recorded in prepaid and other current assets and other long-term assets, as applicable, in the Company’s consolidated balance sheet. As the derivatives are designated and qualify as cash flow hedges, the gains or losses on the natural gas swaps are recorded in stockholders’ equity as a component of other comprehensive income (loss) (“OCI”), net of tax. Reclassifications of the gains and losses on natural gas hedges into earnings are recorded in production costs and subsequently charged to cost of goods sold in the consolidated statements of operations in the period in which the associated inventory is sold. As of June 30, 2018, the Company’s natural gas swaps had a remaining notional quantity of 2.7 million MMBTU to mitigate commodity price volatility through December 2020.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

Use of Derivative Financial Instruments to Manage Interest Rate Risk. The Company is exposed to fluctuations in interest rates on its senior secured credit facilities. Changes in interest rates will not affect the market value of such debt but will affect the Company’s interest payments over the term of the loans. Likewise, an increase in interest rates could have a material impact on the Company’s cash flow. The Company hedges the interest rate fluctuations on debt obligations through interest rate cap agreements. The Company records these agreements at fair value as assets or liabilities in its consolidated balance sheet. As the derivatives are designated and qualify as cash flow hedges, the gains or losses on the interest rate cap agreements are recorded in stockholders’ equity as a component of OCI, net of tax. Reclassifications of the gains and losses on the interest rate cap agreements into earnings are recorded as part of interest expense in the consolidated statements of operations as the Company makes its interest payments on the hedged portion of its senior secured credit facilities. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices.
In July 2016, the Company entered into interest rate cap agreements, paying a premium of $1,551 to mitigate interest rate volatility from July 2016 through July 2020 by employing varying cap rates, ranging from 1.50% to 3.00%, on $1,000,000 of notional variable-rate debt. The cap rate currently in effect at June 30, 2018 is 2.00%.
Use of Derivative Financial Instruments to Manage Foreign Currency Risk. The Company is exposed to risks related to its net investments in foreign operations due to fluctuations in foreign currency exchange rates, particularly between the United States dollar and the Euro. In connection with the February 2018 term loan refinancing (see Note 12 to these condensed consolidated financial statements), the Company entered into multiple cross currency interest rate swap arrangements with an aggregate notional amount of €280,000 ($327,102 as of June 30, 2018) to hedge this exposure on the net investments of certain of its Euro-denominated subsidiaries. The Company records these swap agreements at fair value as assets or liabilities in its consolidated balance sheet. As the derivatives are designated and qualify as net investment hedges, changes in the fair value of the swaps attributable to changes in the spot exchange rates are recognized in cumulative translation adjustment (“CTA”) within OCI and are held there until the hedged net investments are sold or substantially liquidated. Changes in the fair value of the swaps attributable to the cross currency basis spread are excluded from the assessment of hedge effectiveness and are recorded in current period earnings. Upon such sale or liquidation, the amount recognized in CTA is reclassified to earnings and reported in the same line item as the gain or loss on the liquidation of the net investments.
The fair values of derivative instruments held as of June 30, 2018 and December 31, 2017 are shown below:

	Balance sheet location	June 30, 2018	December 31, 2017
Derivative assets:
Derivatives designated as cash flow hedges:
Natural gas swaps	Prepaid and other current assets	$2	$—
Interest rate caps	Prepaid and other current assets	1,208	$44
Interest rate caps	Other long-term assets	3,139	999
		4,349	1,043
Derivatives designed as net investment hedges:
Cross currency swaps	Prepaid and other current assets	5,367	—
Cross currency swaps	Other long-term assets	2,294	—
		7,661	—
Total derivative assets		$12,010	$1,043

Derivative liabilities:
Derivatives designated as cash flow hedges:
Natural gas swaps	Accrued liabilities	$25	$318
Natural gas swaps	Other long-term liabilities	171	130
Total derivative liabilities		$196	$448

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges on accumulated other comprehensive income (“AOCI”) for the three and six months ended June 30, 2018 and 2017:

		Three months ended June 30,
		2018		2017
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$451	$(58)	$(1,839)	$(9)
Natural gas swaps	Cost of goods sold	129	(99)	(224)	(28)
		$580	$(157)	$(2,063)	$(37)

		Six months ended June 30,
		2018		2017
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from accumulated OCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$3,303	$(93)	$(4,150)	$(11)
Natural gas swaps	Cost of goods sold	182	(71)	(759)	(10)
		$3,485	$(164)	$(4,909)	$(21)

The following tables show the effect of the Company’s cash flow hedge accounting on the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017:

	Location and amount of gain (loss) recognized in income on cash flow hedging relationships
	Three months ended June 30,
	2018		2017
	Cost of goods sold	Interest (expense) income	Cost of goods sold	Interest (expense) income
Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$(326,309)	$(27,221)	$(281,853)	$(48,176)

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	—	(58)	—	(9)
Commodity contracts:
Amount of gain (loss) reclassified from AOCI into income	(99)	—	(28)	—

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

	Location and amount of gain (loss) recognized in income on cash flow hedging relationships
	Six months ended June 30,
	2018		2017
	Cost of goods sold	Interest (expense) income	Cost of goods sold	Interest (expense) income
Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow hedges are recorded	(614,385)	(56,384)	(532,072)	(94,961)

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	—	(93)	—	(11)
Commodity contracts:
Amount of gain (loss) reclassified from AOCI into income	(71)	—	(10)	—
The following tables show the effect of the Company’s net investment hedges on AOCI and the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017:

	Amount of gain (loss) recognized in OCI on derivative		Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	Three months ended June 30,			Three months ended June 30,			Three months ended June 30,
	2018	2017		2018	2017		2018	2017
Cross currency swaps	$16,937	$—	Gain (loss) on sale of subsidiary	$—	$—	Interest (expense) income	$2,224	$—

	Amount of gain (loss) recognized in OCI on derivative		Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	Six months ended June 30,			Six months ended June 30,			Six months ended June 30,
	2018	2017		2018	2017		2018	2017
Cross currency swaps	$7,661	$—	Gain (loss) on sale of subsidiary	$—	$—	Interest (expense) income	$3,391	$—
The amount of unrealized losses in AOCI that are expected to be reclassified to the consolidated statement of operations over the next twelve months is $479 as of June 30, 2018.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

14. Income Taxes:
The effective income tax rate for the three months ended June 30, 2018 was 45.8% compared to 224.9% for the three months ended June 30, 2017. The effective income tax rate for the six months ended June 30, 2018 was 44.0% compared to (2.5)% for the six months ended June 30, 2017. The Company’s effective income tax rate fluctuates based primarily on changes in income mix (including the effect of loss companies), the impacts of recently enacted U.S. tax law and changes in foreign exchange gains and losses, which create permanent differences in certain jurisdictions.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the six months ended June 30, 2018 was mainly due to the tax effect of permanent differences related to foreign currency exchange gain or loss, inclusion of foreign earnings in the U.S. as a result of recently enacted tax law, pre-tax losses with no associated tax benefit, discrete impacts of opening balance sheet adjustments related to the Sovitec acquisition and state taxes.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for six months ended June 30, 2017 was mainly due to the tax effect of repatriating foreign earnings back to the United States as dividends offset by lower tax rates in foreign jurisdictions as compared to the U.S. tax rate, foreign withholdings taxes, state taxes and non-deductible transaction costs.
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
Due to the complexities involved in accounting for the enactment of the TCJA, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which allowed the Company to record provisional amounts in earnings for the year ended December 31, 2017. SAB No. 118 provides that where reasonable estimates can be made, provisional accounting should be employed with respect to such estimates and when no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect prior to the TCJA. The income tax provision for the six months ended June 30, 2018 reflects discrete tax expense with respect to a $1,090 adjustment made to our year-end provisional estimate of the one-time mandatory transition tax. The Company will continue to analyze the effects of the TCJA on its financial statements. Additional revised impacts with respect to the TCJA will be recorded as they are identified during the allowed measurement period prescribed by SAB No. 118. This measurement period extends up to one year from the enactment date.
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
The TCJA enacted certain provisions that take effect on January 1, 2018. These provisions include, but are not limited to, the new Global Intangible Low-Taxed Income (“GILTI”) tax rules. Due to the complexity of the new GILTI tax, the Company is continuing to evaluate the GILTI provision of the TCJA and its impact on the financial statements, which remains uncertain. Per recent guidance issued by the FASB, the Company is permitted to make an accounting policy election to either (1) treat the taxes incurred as a result of the GILTI provision as a current-period expense when incurred or (2) factor such amounts into its measurement of deferred taxes. At this time, the Company is electing to treat any tax expense incurred as a result of GILTI as a current-period expense.
With respect to operating results for the three and six months ended June 30, 2018, the Company has continued to incorporate an estimate of the GILTI income inclusion when estimating its U.S. GAAP annual effective tax rate. The Company expects this inclusion to be included in its 2018 U.S. taxable income. However, the estimated 2018 GILTI income inclusion may change materially as the Company continues to evaluate future legislative or administrative guidance that is put forth, any updates to assumptions and figures used for the current estimate or as a result of future tax planning or changes to the Company’s current structure and business.
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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

Components of net periodic expense (benefit) are as follows:
Defined Benefit Pension Plans

	U.S.		Foreign
	Three months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017
Service cost	$223	$304	$845	$941
Interest cost	2,369	2,536	1,608	1,254
Expected return on plan assets	(3,176)	(3,061)	(1,628)	(923)
Amortization of net loss	—	—	12	—
Curtailment gain recognized	(576)	—	—	—
Net periodic expense (benefit)	$(1,160)	$(221)	$837	$1,272

	U.S.		Foreign
	Six months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Service cost	$533	$609	$1,732	$1,783
Interest cost	4,741	5,072	3,113	2,685
Expected return on plan assets	(6,350)	(6,122)	(2,947)	(2,217)
Amortization of net less	—	—	25	—
Curtailment gain recognized	(576)	—	—	—
Net periodic expense (benefit)	$(1,652)	$(441)	$1,923	$2,251

Supplemental Retirement Plans

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Interest cost	$110	$123	$220	$246
Net periodic expense	$110	$123	$220	$246

Other Postretirement Benefit Plans

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Service cost	$3	$5	$9	$10
Interest cost	27	41	65	81
Amortization of prior service credit	(20)	(20)	(39)	(39)
Amortization of net gain	(11)	(19)	(22)	(38)
Net periodic expense (benefit)	$(1)	$7	$13	$14

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

16. Commitments and Contingent Liabilities:
There is a risk of environmental impact in chemical manufacturing operations. The Company’s environmental policies and practices are designed to ensure compliance with existing laws and regulations and to minimize the possibility of significant environmental impact. The Company is also subject to various other lawsuits and claims with respect to matters such as governmental regulations, labor and other actions arising out of the normal course of business. While management believes that the liabilities resulting from such lawsuits and claims are not probable or reasonably estimable, certain accruals have been reflected in our condensed consolidated financial statements and are described in detail within this note.
The Company triggered the requirement of New Jersey’s Industrial Site Recovery Act (“ISRA”) statute with the PQ Holdings stock transfer/corporate merger in December 2004. As required under ISRA, a General Information Notice with respect to the Company’s two New Jersey locations was filed with the New Jersey Department of Environmental Protection (“NJDEP”) in December 2004 and again in July 2007. Based on an initial review of the facilities by the NJDEP in 2005, the Company estimated that $500 would be required for contamination assessment and removal work of one specific contaminant (polychlorinated biphenyls) that exceeded applicable NJDEP standards at these facilities, and had recorded a reserve for such amount as of December 31, 2005. During subsequent years, it was determined that additional assessment, removal and remediation work would be required and the reserve was increased to cover the estimated cost of such work. In addition, during this period, work had been performed and the reserve was reduced for actual costs incurred for the assessment and remediation work. Work at the Carlstadt facility has been completed and is closed from an ISRA standpoint, but as of June 30, 2018 and December 31, 2017, the Company has recorded a reserve of $948 and $842, respectively, for costs required for contamination assessment and removal work at Rahway. There may be additional costs related to the remediation of Rahway, but until further investigation takes place, the Company cannot reasonably estimate the amount of additional liability that may exist.
As part of a Delaware River Basin Commission (“DRBC”) required Pollutant Minimization Plan (“PMP”), in July 2013, the Company’s Chester facility conducted limited paint sampling for polychlorinated biphenyls (“PCBs”). Also, as part of demolition, repair and maintenance projects scheduled for the Company’s Baltimore facility in 2014, the Company conducted limited paint sampling during the fall of 2013 for waste categorization purposes. Paint samples were analyzed for PCB Aroclor 1254, the specific PCB congener commonly used in the manufacture of paint until the late 1970s. The Company’s analytical results indicated that PCB Aroclor 1254 is present in paint on some structures (e.g., piping, structural steel, tanks) in excess of the fifty (50) parts per million (“ppm”) regulatory threshold. Under the Toxic Substances Control Act (“TSCA”), there is no requirement to test in use paint for PCB content. However, once PCB content is identified at concentrations at or above the regulatory threshold, absent specific approval from the U.S. Environmental Protection Agency (“EPA”), the PCB-containing paint is regulated as an unauthorized use of PCBs, and the paint must be addressed. The Company abated painted surfaces that have tested positive for PCBs at levels exceeding 50 ppm at Baltimore in 2015 and early 2016. Similar abatement of painted structures as necessary at Chester have also been substantially completed. Characterization studies to evaluate whether soils have been impacted at Baltimore have been initiated as required under the TSCA, and have yet to commence at Chester. As of June 30, 2018 and December 31, 2017, the Company has recorded a reserve of $670 and $701, respectively, for the remediation costs of PCB impacted soils at the Company’s facilities.
In 2008, the Company sold the property of a manufacturing facility located in the United States to the local port authority. In 2009, the port authority commissioned an environmental investigation of portions of the property. In 2010, the port authority advised the Company of alleged soil and groundwater contamination on the property and alleged the Company liable for certain conditions. The Company received and reviewed the environmental investigation documentation and determined it may have liability with respect to some, but not all, of the alleged contamination. As of June 30, 2018 and December 31, 2017, the Company has recorded a reserve of $821 and $837, respectively, for costs related to this potential liability.
The Company has recorded a reserve of $1,107 and $1,245 as of June 30, 2018 and December 31, 2017, respectively, to address remaining subsurface remedial and wetlands/marsh management activities at the Company’s Martinez, CA site. Although currently a sulfuric acid regeneration plant, the site originally was operated by Mountain Copper Company (“Mococo”) as a copper smelter. Also, the site sold iron pyrite to various customers and allowed their customers to deposit waste iron pyrite cinder and slag on the site. The property is adjacent to Peyton Slough, where Mococo had a permitted discharge point from its process. In 1997, the San Francisco Bay Regional Water Quality Control Board (“RWQCB”) required characterization and remediation of Peyton Slough for Copper, Zinc and Acidic Soils. Various remediation activities were undertaken and completed, and the site has received final concurrence from the Army Corps with respect to the completed work. The RWQCB has agreed that Eco Services has achieved the goals for vegetative cover, but the current marsh condition is not sustainable without continued operation of the tide gates. The Company is continuing to work with the RWQCB on a plan to involve the County and work towards development of an alliance for operating, maintaining and funding the tide gates in the future.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

As of June 30, 2018 and December 31, 2017, the Company has recorded a reserve of $1,080 and $1,220, respectively, for subsurface remediation and the Soil Vapor Extraction Project at the Company’s Dominguez, CA site. In the 1980s and 1990s, the EPA and the Los Angeles Regional Water Quality Control Board conducted investigations of the site due to historic chlorinated pesticide and chlorinated solvent use. Soil and groundwater beneath the site were impacted by chlorinated solvents and associated breakdown products, petroleum hydrocarbons, chlorinated pesticides and metals. A Corrective Measures Plan approved in October 2011 requires (1) soil vapor extraction (“SVE”) in affected areas, (2) covering of unpaved areas containing pesticide impacted soil, and (3) annual groundwater monitoring of the perched water-bearing zone. Installation of the SVE unit has been completed and startup has occurred. The California Department of Toxic Substances Control (“DTSC”) has granted conditional approval of the Company’s soil management, and monitoring and maintenance plans. Most recently, the DTSC is requiring the Company to delineate the PCE plume on the eastern boundary of the site. The Company has submitted an action plan to address this matter and is awaiting comments from the DTSC.
17. Reportable Segments:
Summarized financial information for the Company’s (1) Environmental Catalysts & Services and (2) Performance Materials & Chemicals reportable segments is shown in the following table:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net sales:
Silica Catalysts	$17,347	$20,045	$33,820	$37,185
Refining Services	112,071	103,947	212,785	198,088
Environmental Catalysts & Services(1)	129,418	123,992	246,605	235,273

Performance Chemicals	183,761	169,038	373,724	339,987
Performance Materials	126,538	99,470	189,280	153,243
Eliminations	(4,138)	(2,404)	(7,021)	(4,521)
Performance Materials & Chemicals	306,161	266,104	555,983	488,709

Inter-segment sales eliminations(2)	(866)	(829)	(1,678)	(1,784)

Total	$434,713	$389,267	$800,910	$722,198

Segment Adjusted EBITDA:(3)
Environmental Catalysts & Services(4)	$64,864	$64,311	$123,285	$120,678
Performance Materials & Chemicals	73,389	66,333	130,541	118,856
Total Segment Adjusted EBITDA(5)	$138,253	$130,644	$253,826	$239,534

(1)
Excludes the Company’s proportionate share of sales from the Zeolyst International and Zeolyst C.V. joint ventures (collectively, the “Zeolyst Joint Venture”) accounted for using the equity method (see Note 10 to these condensed consolidated financial statements for further information). The proportionate share of sales is $49,513 and $30,661 for the three months ended June 30, 2018 and 2017, respectively. The proportionate share of sales is $87,862 and $63,369 for the six months ended June 30, 2018 and 2017, respectively.

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

(4)
The Adjusted EBITDA from the Zeolyst Joint Venture included in the Environmental Catalysts and Services segment is $17,874 for the three months ended June 30, 2018, which includes $13,616 of equity in net income plus $1,659 of amortization of investment in affiliate step-up plus $2,599 of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Environmental Catalysts and Services segment is $13,205 for the three months ended June 30, 2017, which includes $8,675 of equity in net income plus $1,659 of amortization of investment in affiliate step-up plus $2,871 of joint venture depreciation, amortization and interest.

The Adjusted EBITDA from the Zeolyst Joint Venture included in the Environmental Catalysts and Services segment is $34,681 for the six months ended June 30, 2018, which includes $25,442 of equity in net income plus $3,317 of amortization of investment in affiliate step-up plus $5,922 of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Environmental Catalysts and Services segment is $25,292 for the six months ended June 30, 2017, which includes $14,499 of equity in net income plus $5,283 of amortization of investment in affiliate step-up plus $5,510 of joint venture depreciation, amortization and interest.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

(5)	Total Segment Adjusted EBITDA differs from the Company’s consolidated Adjusted EBITDA due to unallocated corporate expenses.
A reconciliation of net income (loss) attributable to PQ Group Holdings to Segment Adjusted EBITDA is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Reconciliation of net income (loss) attributable to PQ Group Holdings Inc. to Segment Adjusted EBITDA
Net income (loss) attributable to PQ Group Holdings Inc.	$15,782	$(1,609)	$15,996	$(4,063)
Provision for income taxes	13,649	3,007	13,120	97
Interest expense, net	27,221	48,176	56,384	94,961
Depreciation and amortization	46,983	42,620	95,471	83,206
Segment EBITDA	103,635	92,194	180,971	174,201
Unallocated corporate expenses	9,358	7,882	17,046	15,589
Joint venture depreciation, amortization and interest	2,599	2,871	5,922	5,510
Amortization of investment in affiliate step-up	1,659	1,658	3,317	5,282
Amortization of inventory step-up	—	—	1,603	871
Debt extinguishment costs	—	—	5,879	—
Net loss on asset disposals	4,752	2,577	5,904	2,925
Foreign currency exchange loss	6,757	14,370	11,820	16,356
Non-cash revaluation of inventory, including LIFO	121	—	5,047	2,479
Management advisory fees	—	1,250	—	2,500
Transaction and other related costs	257	2,955	685	4,334
Equity-based and other non-cash compensation	3,796	1,176	7,627	2,828
Restructuring, integration and business optimization expenses	2,405	1,351	3,484	3,052
Defined benefit pension plan cost	(402)	685	148	1,409
Other	3,316	1,675	4,373	2,198
Segment Adjusted EBITDA	$138,253	$130,644	$253,826	$239,534

18. Restructuring and Other Related Costs:
The following table presents the components of restructuring and other related costs for the three and six months ended June 30, 2018 and 2017 included in other operating expense, net in the accompanying condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Severance and other employee costs related to legacy Eco restructuring plan	$—	$—	$—	$830
Severance and other employee costs related to performance materials plant closure	—	—	107	—
Other related costs	10	276	23	642
	$10	$276	$130	$1,472

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
Subsequent to the 2014 Acquisition, the Company initiated a restructuring plan designed to improve organizational efficiency and streamline the operations of Eco Services as a stand-alone company. The primary impact of the plan to the Company’s consolidated results of operations was the recognition of severance costs related to a reduction-in-force. These costs included benefits payable under ongoing Company severance plan arrangements, whereby payments are attributable to employee services rendered with benefits that accumulate over time. The liabilities and associated charges related to these severance costs are recognized by the Company when payment of the benefits becomes probable and estimable. Charges related to severance costs for the restructuring plan were $0 and $830 for the six months ended June 30, 2018 and 2017, respectively. No severance costs were incurred related to this plan for the three months ended June 30, 2018 and 2017.
Performance Materials Plant Closure
In September 2017, the Company approved and announced a plan to consolidate its manufacturing operations in Europe for the performance materials product group and close its facility in Kirchheimbolanden, Germany. The plan is part of the Company’s overall strategy with respect to the Acquisition (see Note 6 to these condensed consolidated financial statements) and the realization of cost and other synergies in connection with the transaction. The facility will remain in operation over the short term in a reduced capacity through the end of 2018. The Company is in the process of relocating the manufacturing equipment to other facilities, and is exploring strategic alternatives for the building and land. As a result, the Company classified the plant under the “held and used” accounting model, as it did not meet the criteria to be classified as “held for sale.”
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
In addition to the previously recognized charges related to the European restructuring, the Company recorded an additional severance charge related to the pending closure and other cost reductions for its performance materials product group in Europe of $107 for the six months ended June 30, 2018. There were no additional severance charges incurred during the three months ended June 30, 2018. The charge was fully recognized as of June 30, 2018 based on the types of benefits provided and the criteria for restructuring and exit cost recognition.
Although the Company does not expect to incur additional severance costs related to the closure, the Company will incur additional costs related to the dismantling, transportation and reassembly of the manufacturing equipment after the plant ceases operations.
Rollforward of Restructuring Liabilities
The activity in the accrued liability balance associated with the Company’s restructuring plans, all of which related to severance and other employee costs, was as follows for the six months ended June 30, 2018:

	Legacy Eco Restructuring Plan	Performance Materials Plant Closure	Total Restructuring Charges
Balance at December 31, 2017	$215	$3,123	$3,338
Restructuring charges	—	107	107
Cash payments	(192)	(1,924)	(2,116)
Foreign exchange impact	—	(7)	(7)
Balance at June 30, 2018	$23	$1,299	$1,322

The remaining accrued liability balance associated with the restructuring plans at June 30, 2018 is expected to be paid in 2018.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

Other Related Costs
The Company incurred severance and other costs of $10 and $276 for the three months ended June 30, 2018 and 2017, respectively, and $23 and $642 for the six months ended June 30, 2018 and 2017, respectively. These costs were not associated with formal restructuring plans and primarily related to severance charges for certain employees, professional fees and other expenses related to the Company’s organizational changes.
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
The reconciliation from basic to diluted weighted average shares outstanding is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Weighted average shares outstanding – Basic	133,222,463	104,015,815	133,188,303	103,981,851
Dilutive effect of unvested common shares and restricted stock units with service conditions and assumed stock option exercises and conversions	987,277	—	859,059	—
Weighted average shares outstanding – Diluted	134,209,740	104,015,815	134,047,362	103,981,851

Basic and diluted earnings per share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to PQ Group Holdings Inc.	$15,782	$(1,609)	$15,996	$(4,063)

Denominator:
Weighted average shares outstanding – Basic	133,222,463	104,015,815	133,188,303	103,981,851
Weighted average shares outstanding – Diluted	134,209,740	104,015,815	134,047,362	103,981,851
Net income (loss) per share:
Basic income (loss) per share	$0.12	$(0.02)	$0.12	$(0.04)
Diluted income (loss) per share	$0.12	$(0.02)	$0.12	$(0.04)

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The table below presents the details of the Company’s equity-based awards outstanding at the end of each respective period that were excluded from the calculation of diluted earnings per share:

	June 30,
	2018	2017
Restricted stock awards with performance only targets not yet achieved	1,659,050	1,769,447
Stock options with performance only targets not yet achieved	586,253	651,255
Anti-dilutive restricted stock awards and restricted stock units	—	341,880
Anti-dilutive stock options	621,747	1,539,266

Restricted stock awards and stock options with performance only vesting conditions are not included in the dilution calculation, as the performance targets have not been achieved as of the end of the respective periods. For the three and six months ended June 30, 2017, all of the Company’s restricted stock awards and stock options subject to service vesting conditions were considered anti-dilutive, as the Company was in a net loss position. Anti-dilutive awards are not included in the dilution calculation, as their inclusion would have the effect of increasing diluted income per share.
20. Supplemental Cash Flow Information:
The following table presents supplemental cash flow information for the Company:

	Six months ended June 30,
	2018	2017
Cash paid during the period for:
Income taxes	$11,053	$15,904
Interest	60,210	91,710
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the period end	11,875	11,681

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets as of June 30, 2018 and 2017 to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows for the six months then ended:

	June 30,
	2018	2017
Cash and cash equivalents	$52,553	$50,457
Restricted cash included in prepaid and other current assets	1,332	4,976
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$53,885	$55,433

21. Subsequent Events:
The Company has evaluated subsequent events since the balance sheet date and determined that there are no additional items to disclose.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Forward-looking Statements
This periodic report on Form 10-Q (“Form 10-Q”) includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. Examples of forward-looking statements include, but are not limited to, statements we make regarding our liquidity, including our belief that our current level of operations, cash and cash equivalents, cash flow from operations and borrowings under our credit facilities and other lines of credit will provide us adequate cash to fund the working capital, capital expenditure, debt service and other requirements for our business for the foreseeable future. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed herein may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include risks related to:

•	our exposure to local business risks and regulations in different countries;

•	general economic conditions;

•	exchange rate fluctuations;

•	legal and regulatory compliance;

•	technological or other changes in our customers’ products;

•	our and our competitors’ research and development;

•	fluctuations in prices of raw materials and relationships with our key suppliers;

•	substantial competition;

•	non-payment or non-performance by our customers;

•	reliance on a small number of customers;

•	potential early termination or non-renewal of customer contracts in our refining services product group;

•	reductions in highway safety spending;

•	seasonal fluctuations in demand for some of our products;

•	retention of certain key personnel;

•	our expansion projects;

•	potential product liability claims;

•	existing and potential future government regulation;

•	the extensive environmental, health and safety regulations to which we are subject;

•	disruption of production and distribution of our products;

•	our insurance coverage;

•	product quality;

•	our acquisition strategy;

•	our joint venture investments;

•	our failure to protect our intellectual property and infringement on the intellectual property rights of third parties;

•	information technology risks;

•	potential labor disruptions;

•	litigation and other administrative and regulatory proceedings;

•	our substantial indebtedness; and

•	other factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on For 10-K for the year ended December 31, 2017.
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
Foreign Currency
As a global business, we are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. We operate a geographically diverse business with approximately 42% and 41% of our sales for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively, in currencies other than the U.S. dollar. Because our consolidated financial results are reported in U.S. dollars, sales or earnings generated in currencies other than the U.S. dollar can result in a significant increase or decrease in the amount of those sales and earnings when translated to U.S. dollars. The foreign currencies to which we have the most significant exchange rate exposure include the Euro, British pound, Canadian dollar, Brazilian real and the Mexican peso.
Results of Operations
Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Highlights
The following is a summary of our financial performance for the three months ended June 30, 2018 compared with the three months ended June 30, 2017.
Sales

•	Net sales increased $45.4 million to $434.7 million. The increase in sales was primarily due to higher sales volumes and organic growth driven by favorable pass-through pricing and mix.
Gross Profit

•
Gross profit increased $0.9 million to $108.4 million. Our increase in gross profit was primarily due to higher sales volumes which was partially offset by unfavorable manufacturing costs and product mix.

Operating Income

•
Operating income decreased by $6.2 million to $49.0 million. Our operating income decreased due to the timing of plant maintenance costs and compensation related expenses for the three months ended June 30, 2018.

Equity in Net Income of Affiliated Companies

•
Equity in net income of affiliated companies for the three months ended June 30, 2018 was $13.7 million, compared to $8.7 million for the three months ended June 30, 2017. The increase of $5.0 million was due to higher earnings generated by our Zeolyst Joint Venture for the three months ended June 30, 2018.

The following is our unaudited condensed consolidated statements of operations and a summary of financial results for the three months ended June 30, 2018 and 2017:

	Three months ended June 30,		Change
	2018	2017	$	%
	(in millions, except percentages)
Sales	$434.7	$389.3	$45.4	11.7%
Cost of goods sold	326.3	281.8	44.5	15.8%
Gross profit	108.4	107.5	0.9	0.8%
Gross profit margin	24.9%	27.6%
Selling, general and administrative expenses	43.5	35.3	8.2	23.2%
Other operating expense, net	15.9	17.0	(1.1)	(6.5)%
Operating income	49.0	55.2	(6.2)	(11.2)%
Operating income margin	11.3%	14.1%
Equity in net (income) from affiliated companies	(13.7)	(8.7)	(5.0)	57.5%
Interest expense, net	27.2	48.2	(21.0)	(43.6)%
Other expense, net	5.7	14.4	(8.7)	(60.4)%
Income (loss) before income taxes and noncontrolling interest	29.8	1.3	28.5	2,192.3%
Provision for income taxes	13.6	3.0	10.6	353.3%
Effective tax rate	45.8%	224.9%
Net income (loss)	16.2	(1.7)	17.9	(1,052.9)%
Less: Net income (loss) attributable to the noncontrolling interest	0.4	(0.1)	0.5	(500.0)%
Net income (loss) attributable to PQ Group Holdings Inc.	$15.8	$(1.6)	$17.4	(1,087.5)%

Sales

	Three months ended June 30,		Change
	2018	2017	$	%
	(in millions, except percentages)
Sales:
Silica Catalysts	$17.3	$20.1	$(2.8)	(13.9)%
Refining Services	112.1	103.9	8.2	7.9%
Environmental Catalysts & Services	129.4	124.0	5.4	4.4%

Performance Chemicals	183.8	169.0	14.8	8.8%
Performance Materials	126.5	99.5	27.0	27.1%
Eliminations	(4.1)	(2.4)	(1.7)	70.8%
Performance Materials & Chemicals	306.2	266.1	40.1	15.1%

Inter-segment sales eliminations	(0.9)	(0.8)	(0.1)	12.5%

Total sales	$434.7	$389.3	$45.4	11.7%

Environmental Catalysts & Services: Sales in Environmental Catalysts and Services for the three months ended June 30, 2018 were $129.4 million, an increase of $5.4 million, or 4.4%, compared to sales of $124.0 million for the three months ended June 30, 2017. The increase in sales was primarily due to higher average selling price and customer mix of $6.8 million, which was partially offset by lower volumes of $1.6 million.
The higher average selling price and customer mix was driven by higher cost pass-through pricing in our virgin sulfuric acid product group and favorable product mix within our polyolefin catalysts product group. The decrease in volumes was driven by lower chemical synthesis catalysts sales due to the timing of customer order patterns, partially offset by higher sales of our virgin sulfuric acid product group.

Performance Materials & Chemicals: Sales in Performance Materials and Chemicals for the three months ended June 30, 2018 were $306.2 million, an increase of $40.1 million, or 15.1%, compared to sales of $266.1 million for the three months ended June 30, 2017. The increase in sales was primarily due to higher sales volumes of $30.6 million, higher average selling price and favorable customer mix of $5.1 million and the favorable effects of foreign currency translation of $4.4 million.
The integration of Sovitec into our existing European operations, growth in ThermoDrop® sales, higher consumer product sales and sodium silicate industrial demand led to the increase in volumes. Higher average selling prices were principally a result of favorable cost pass-through pricing. The favorable effects of foreign currency were primarily driven by the stronger Euro and British Pound compared to the U.S. dollar.
Gross Profit
Gross profit for the three months ended June 30, 2018 was $108.4 million, an increase of $0.9 million, or 0.8%, compared with $107.5 million for the three months ended June 30, 2017. The increase in gross profit was due to higher volumes of $17.2 million, favorable customer pricing of $11.9 million and favorable foreign currency translation of $1.4 million, which was offset by unfavorable manufacturing costs of $18.9 million, unfavorable product mix of $8.3 million and higher depreciation expense of $2.4 million.
The integration of Sovitec into our existing European operations and higher consumer product sales volumes more than offset a decline in sales related to the timing of customer orders in our chemical synthesis catalysts product group. The unfavorable change in manufacturing costs was driven by higher raw material costs, some of which are passed through in price, and the timing of plant maintenance costs incurred at two of our refining services manufacturing facilities during the three months ended June 30, 2018. The unfavorable change in manufacturing costs was partially offset by lower highway product group costs, as start-up costs related to ThermoDrop® were incurred during the three months ended June 30, 2017. Unfavorable product mix was driven by increased volumes of lower-margin products.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2018 were $43.5 million, an increase of $8.2 million compared with $35.3 million for the three months ended June 30, 2017. The increase in selling, general and administrative expenses was due to higher stock compensation expense related to awards issued in conjunction with our initial public offering and additional costs related to Sovitec, which was acquired in June 2017.
Other Operating Expense, Net
Other operating expense, net for the three months ended June 30, 2018 was $15.9 million, a decrease of $1.1 million, compared with $17.0 million for the three months ended June 30, 2017. The decrease in other operating expense, net was due to incurring legal and professional fee costs in the prior year period related to our initial public offering, lower management advisory fees due to agreements terminated as a result of our initial public offering, lower transaction-related costs related to our June 2017 acquisition of Sovitec and the receipt of insurance proceeds totaling $1.0 million in the current period related to losses sustained as a result of Hurricane Harvey in August 2017 (of which $0.3 million was recorded in other operating expense, net).
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the three months ended June 30, 2018 was $13.7 million, compared to $8.7 million for the three months ended June 30, 2017. The increase was primarily due to an increase of $4.9 million of earnings generated by our Zeolyst Joint Venture during the three months ended June 30, 2018. The increase in earnings generated by our Zeolyst Joint Venture was due to higher sales volumes of emission control and packaging & engineered plastics products.
Interest Expense, Net
Interest expense, net for the three months ended June 30, 2018 was $27.2 million, a decrease of $21.0 million, as compared with $48.2 million for the three months ended June 30, 2017. The decrease in interest expense is due to lower average debt balances, mainly as a result of the repayment of outstanding debt with the proceeds from our initial public offering in October 2017, and reduction in interest rates related to our refinancing efforts completed during the 2017 fiscal year and first quarter of 2018.
Other Expense, Net
Other expense, net for the three months ended June 30, 2018 was $5.7 million, a decrease of $8.7 million, as compared with $14.4 million for the three months ended June 30, 2017. The change in other expense, net primarily consisted of a decrease of $7.6 million of foreign currency losses driven by the non-permanent debt denominated in local currency and translated to U.S. dollars.

Provision for Income Taxes
The provision for income taxes for the three months ended June 30, 2018 was $13.6 million compared to a $3.0 million provision for the three months ended June 30, 2017. The effective income tax rate for the three months ended June 30, 2018 was 45.8% compared to 224.9% for the three months ended June 30, 2017.
The Company’s effective income tax rate fluctuates based primarily on changes in income mix (including the effect of loss companies), impact of recently enacted U.S. tax law and changes in foreign exchange gains and losses, which create permanent differences in certain jurisdictions.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended June 30, 2018 was mainly due to the tax effect of permanent differences related to foreign currency exchange gain or loss, inclusion of foreign earnings in the U.S. as a result of recently enacted tax law, pre-tax losses with no associated tax benefit, discrete impacts of opening balance sheet adjustments related to the Sovitec acquisition and state taxes.
Net Income (Loss) Attributable to PQ Group Holdings
For the foregoing reasons and after the effect of the non-controlling interest in earnings of subsidiaries for each period presented, net income attributable to PQ Group Holdings was $15.8 million for the three months ended June 30, 2018 compared with a net loss of $1.6 million for three months ended June 30, 2017.
Adjusted EBITDA
Summarized Segment Adjusted EBITDA information is shown below in the following table:

	Three months ended June 30,		Change
	2018	2017	$	%
	(in millions, except percentages)
Segment Adjusted EBITDA:(1)
Environmental Catalysts & Services(2)	$64.9	$64.3	$0.6	0.9%
Performance Materials & Chemicals	73.4	66.4	7.0	10.5%
Total Segment Adjusted EBITDA(3)	138.3	130.7	7.6	5.8%
Unallocated corporate costs	(9.4)	(7.9)	(1.5)	19.0%
Total Adjusted EBITDA	$128.9	$122.8	$6.1	5.0%

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

(2)
The Adjusted EBITDA from our Zeolyst Joint Venture included in the Environmental Catalysts and Services segment is $17.9 million for the three months ended June 30, 2018, which includes $13.6 million of equity in net income, excluding $1.7 million of amortization of investment in affiliate step-up plus $2.6 million of joint venture depreciation, amortization and interest. The Adjusted EBITDA from our Zeolyst Joint Venture included in the Environmental Catalysts and Services segment is $13.2 million for the three months ended June 30, 2017, which includes $8.6 million of equity in net income, excluding $1.7 million of amortization of investment in affiliate step-up plus $2.9 million of joint venture depreciation, amortization and interest.

(3)	Our total Segment Adjusted EBITDA differs from our total consolidated Adjusted EBITDA due to unallocated corporate expenses.
Adjusted EBITDA for the three months ended June 30, 2018 was $128.9 million, an increase of $6.1 million, or 5.0%, compared with $122.8 million for the three months ended June 30, 2017.
Environmental Catalysts & Services: Adjusted EBITDA for the three months ended June 30, 2018 was $64.9 million, an increase of $0.6 million, or 0.9%, compared with $64.3 million for the three months ended June 30, 2017.
The increase in Adjusted EBITDA was driven primarily by increased earnings generated by our Zeolyst Joint Venture due to higher sales volumes of emission control and packaging & engineered plastics products. This was partly offset by lower chemical synthesis catalysts sales volumes related to the timing of customer orders.
Performance Materials & Chemicals: Adjusted EBITDA for the three months ended June 30, 2018 was $73.4 million, an increase of $7.0 million, or 10.5%, compared with $66.4 million for the three months ended June 30, 2017.

The increase in Adjusted EBITDA was due to higher contribution from sodium silicate and North American highway product group sales and the integration of Sovitec into our European operations, which was partially offset by higher fixed costs.
A reconciliation of net income (loss) attributable to PQ Group Holdings to Segment Adjusted EBITDA is as follows:

	Three months ended June 30,
	2018	2017
	(in millions)
Reconciliation of net income (loss) attributable to PQ Group Holdings Inc. to Segment Adjusted EBITDA
Net income (loss) attributable to PQ Group Holdings Inc.	$15.8	$(1.6)
Provision for income taxes	13.6	3.0
Interest expense, net	27.2	48.2
Depreciation and amortization	47.0	42.6
EBITDA	103.6	92.2
Joint venture depreciation, amortization and interest(a)	2.6	2.9
Amortization of investment in affiliate step-up(b)	1.7	1.7
Net loss on asset disposals(c)	4.8	2.6
Foreign currency exchange loss(d)	6.8	14.4
Non-cash revaluation of inventory, including LIFO	0.1	—
Management advisory fees(e)	—	1.3
Transaction and other related costs(f)	0.3	3.0
Equity-based compensation	3.8	1.2
Restructuring, integration and business optimization expenses(g)	2.4	1.4
Defined benefit pension plan cost(h)	(0.4)	0.7
Other(i)	3.2	1.4
Adjusted EBITDA	128.9	122.8
Unallocated corporate expenses	9.4	7.9
Total Segment Adjusted EBITDA	$138.3	$130.7

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

(d)
Reflects the exclusion of the negative or positive transaction gains and losses of foreign currency in the income statement primarily related to the Euro denominated term loan (which was settled as part of the February 2018 term loan refinancing) and the non-permanent intercompany debt denominated in local currency translated to U.S. dollars.

(e)
Reflects consulting fees paid to CCMP and affiliates of INEOS for consulting services that include certain financial advisory and management services. These payments ceased upon the closing of our initial public offering.

(f)
Relates to certain transaction costs described in our condensed consolidated financial statements as well as other costs related to several transactions that are completed, pending or abandoned and that we believe are not representative of our ongoing business operations.

(g)	Includes the impact of restructuring, integration and business optimization expenses which are incremental costs that are not representative of our ongoing business operations.

(h)
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

(i)
Other costs consist of certain expenses that are not core to our ongoing business operations, including environmental remediation-related costs associated with the legacy operations of our business prior to the Business Combination, capital and franchise taxes, non-cash asset retirement obligation accretion and the initial implementation of procedures to comply with Section 404 of the Sarbanes-Oxley Act. Included in this line-item are rounding discrepancies that may arise from rounding from dollars (in thousands) to dollars (in millions).

Adjusted Net Income
Summarized adjusted net income information is shown below in the following table:

	Three months ended June 30,
	2018	2017
	(in millions)
Reconciliation of net income (loss) attributable to PQ Group Holdings Inc. to Adjusted Net Income(1)(2)
Net income (loss) attributable to PQ Group Holdings Inc.	$15.8	$(1.6)
Amortization of investment in affiliate step-up(b)	1.0	0.9
Net loss on asset disposals(d)	3.1	1.4
Foreign currency exchange loss(d)	5.2	9.5
Management advisory fees(e)	—	0.7
Transaction and other related costs(f)	0.2	1.7
Equity-based compensation	2.5	0.6
Restructuring, integration and business optimization expenses(g)	1.6	0.7
Defined benefit pension plan cost(h)	(0.3)	0.4
Other(i)	2.0	1.0
Adjusted Net Income, including non-cash GILTI tax	$31.1	$15.3

Impact of non-cash GILTI tax(3)	5.0	—
Impact of tax reform(4)	1.1	—
Adjusted Net Income	$37.2	$15.3

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

(4)	Represents the provisional adjustment for the impact of the U.S. Tax Cuts and Jobs Act of 2017 recorded in Net Income.
The adjustments to net income (loss) attributable to PQ Group Holdings Inc. are shown net of applicable tax rates which range between 33.2% and 43.8% for the three months ended June 30, 2018 and June 30, 2017, except for the foreign currency exchange loss for which the tax is calculated as a discrete item using the applicable statutory income tax rates.
Results of Operations
Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Highlights
The following is a summary of our financial performance for the six months ended June 30, 2018 compared with the six months ended June 30, 2017.
Sales

•
Net sales increased $78.7 million to $800.9 million. The increase in sales was primarily due to higher sales volumes, organic growth driven by favorable price and mix and the favorable effects of foreign currency translation.

Gross Profit

•
Gross profit decreased $3.6 million to $186.5 million. Our decrease in gross profit was primarily due to unfavorable manufacturing costs and mix, which was partially offset by higher average customer prices, higher sales volumes and the favorable effects of foreign currency translation.

Operating Income

•
Operating income decreased by $15.5 million to $77.2 million. Our decrease in operating income was primarily due to the decrease in gross profit and higher compensation related expenses for the six months ended June 30, 2018.

Equity in Net Income of Affiliated Companies

•
Equity in net income of affiliated companies for the six months ended June 30, 2018 was $25.5 million, compared with $14.6 million for the six months ended June 30, 2017. The increase was due to an increase in earnings of $9.0 million generated by our Zeolyst Joint Venture during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 and $2.0 million of lower amortization on the fair value step-up of the underlying assets of our Zeolyst Joint Venture.

The following is our unaudited condensed consolidated statements of operations and a summary of financial results for the six months ended June 30, 2018 and 2017.

	Six months ended June 30,		Change
	2018	2017	$	%
	(in millions, except percentages)
Sales	$800.9	$722.2	$78.7	10.9%
Cost of goods sold	614.4	532.1	82.3	15.5%
Gross profit	186.5	190.1	(3.6)	(1.9)%
Gross profit margin	23.3%	26.3%
Selling, general and administrative expenses	84.1	70.1	14.0	20.0%
Other operating expense, net	25.2	27.3	(2.1)	(7.7)%
Operating income	77.2	92.7	(15.5)	(16.7)%
Operating income margin	9.6%	12.8%
Equity in net (income) from affiliated companies	(25.5)	(14.6)	(10.9)	74.7%
Interest expense, net	56.4	95.0	(38.6)	(40.6)%
Debt extinguishment costs	5.9	—	5.9
Other expense, net	10.6	16.1	(5.5)	(34.2)%
Income (loss) before income taxes and noncontrolling interest	29.8	(3.8)	33.6	(884.2)%
Provision for income taxes	13.1	0.1	13.0	13,000.0%
Effective tax rate	44.0%	(2.5)%
Net income (loss)	16.7	(3.9)	20.6	(528.2)%
Less: Net income (loss) attributable to the noncontrolling interest	0.7	0.1	0.6	600.0%
Net income (loss) attributable to PQ Group Holdings Inc.	$16.0	$(4.0)	$20.0	(500.0)%

Sales

	Six months ended June 30,		Change
	2018	2017	$	%
	(in millions, except percentages)
Sales:
Silica Catalysts	$33.8	$37.2	$(3.4)	(9.1)%
Refining Services	212.8	198.1	14.7	7.4%
Environmental Catalysts & Services	246.6	235.3	11.3	4.8%

Performance Chemicals	373.7	340.0	33.7	9.9%
Performance Materials	189.3	153.2	36.1	23.6%
Eliminations	(7.0)	(4.5)	(2.5)	55.6%
Performance Materials & Chemicals	556.0	488.7	67.3	13.8%

Inter-segment sales eliminations	(1.7)	(1.8)	0.1	(5.6)%

Total sales	$800.9	$722.2	$78.7	10.9%

Environmental Catalysts & Services: Sales in Environmental Catalysts and Services for the six months ended June 30, 2018 were $246.6 million, an increase of $11.3 million, or 4.8%, compared to sales of $235.3 million for the six months ended June 30, 2017. The increase in sales was primarily due to higher average selling price and customer mix of $13.2 million, which was partially offset by lower volumes of $2.8 million.
The higher average selling price and customer mix was driven by higher cost pass-through pricing in our virgin sulfuric acid product group and favorable product mix within our polyolefin catalysts product group. The decrease in volumes was driven by lower chemical synthesis catalysts sales due to the timing of customer orders, partially offset by higher sales of our virgin sulfuric acid product group.

Performance Materials & Chemicals: Sales in Performance Materials and Chemicals for the six months ended June 30, 2018 were $556.0 million, an increase of $67.3 million, or 13.8%, compared to sales of $488.7 million for the six months ended June 30, 2017. The increase in sales was primarily due to favorable volumes of $40.7 million, the favorable effects of foreign currency translation of $16.9 million and higher average selling price and customer mix of $9.7 million.
The increase in volumes within Performance Materials and Chemicals was primarily driven by the integration of Sovitec into our existing European operations, growth in ThermoDrop® sales, higher consumer product sales and sodium silicate industrial demand. Higher average selling prices were principally a result of favorable cost pass-through pricing. The favorable effects of foreign currency were primarily driven by the stronger Euro and British Pound as compared to the U.S. dollar.
Gross Profit
Gross profit for the six months ended June 30, 2018 was $186.5 million, a decrease of $3.6 million, or 1.9%, compared with $190.1 million for the six months ended June 30, 2017. The decrease in gross profit was due to higher manufacturing costs of $34.5 million, unfavorable product mix of $11.5 million and higher depreciation expense of $3.8 million, which was partially offset by favorable pricing of $22.9 million, higher volumes of $18.8 million and the favorable effects of foreign currency translation of $4.5 million.
The unfavorable change in manufacturing costs was driven by higher raw material costs, some of which are passed through in price, increased production and labor inflation costs and the timing of plant maintenance costs incurred at three of our refining services manufacturing facilities. The unfavorable change in manufacturing costs was partially offset by lower highway product group costs, as start-up costs related to ThermoDrop® were incurred during the six months ended June 30, 2017. Unfavorable product mix was driven by increased volumes of lower-margin products. The higher average selling prices were principally a result of favorable cost pass through pricing, which offsets a portion of the unfavorable change in manufacturing costs. The increase in volumes was due to strong North American highway safety sales led by our ThermoDrop® product, increased sales of consumer products in emerging markets and Asia, higher custom catalyst demand and stronger virgin and regenerated sulfuric acid demand.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2018 were $84.1 million, an increase of $14.0 million, or 20.0%, compared with $70.1 million for the six months ended June 30, 2017. The increase in selling, general and administrative expenses was due to higher compensation related expenses due to an increase in employee headcount, higher stock compensation expense related to awards issued in conjunction with our initial public offering and increased professional fees.
Other Operating Expense, Net
Other operating expense, net for the six months ended June 30, 2018 was $25.2 million, a decrease of $2.1 million, or 7.7%, compared with $27.3 million for the six months ended June 30, 2017. The decrease in other operating expense, net was due to incurring legal and professional fee costs in the prior year period related to our initial public offering, lower management advisory fees due to agreements terminated as a result of our initial public offering, lower transaction-related costs related to our June 2017 acquisition of Sovitec and the receipt of insurance proceeds totaling $2.5 million in the current period related to losses sustained as a result of Hurricane Harvey in August 2017 (of which $1.6 million was recorded in other operating expense, net). Offsetting the decrease in other operating expense, net was an increase in amortization expense related to the intangible assets identified as part of the Sovitec acquisition.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the six months ended June 30, 2018 was $25.5 million, an increase of $10.9 million, compared with income of $14.6 million for the six months ended June 30, 2017. The increase in earnings generated by our Zeolyst Joint Venture was due to higher sales for emission control and packaging & engineered plastics products, which was partially offset by increased fixed and production costs.
Interest Expense, Net
Interest expense, net for the six months ended June 30, 2018 was $56.4 million, a decrease of $38.6 million, as compared with $95.0 million for the six months ended June 30, 2017. The decrease in interest expense is due to lower average debt balances, mainly as a result of the repayment of outstanding debt with the proceeds from our initial public offering in October 2017, and reduction in interest rates related to our refinancing efforts completed during the 2017 fiscal year and first quarter of 2018.
Debt Extinguishment Costs
Debt extinguishment costs for the six months ended June 30, 2018 and 2017 were $5.9 million and $0.0 million, respectively. On February 8, 2018 we refinanced our existing senior secured term loan facility with a new $1,267.0 million senior secured term loan facility to reduce the applicable interest rates. The company recorded $2.1 million of new creditor and third-party financing fees as debt extinguishment costs. In addition, previous unamortized deferred financing costs of $1.4 million and original issue discount of $2.4 million associated with the existing senior secured term loan facility were written off as debt extinguishment costs.

Other Expense, Net
Other expense, net was $10.6 million for the six months ended June 30, 2018, a favorable change of $5.5 million, compared with other expense, net of $16.1 million for the six months ended June 30, 2017. The change in other expense, net primarily consisted of a decrease of $4.6 million of foreign currency losses mainly driven by the February 8, 2018 refinancing of our Euro-denominated term loan and the non-permanent debt denominated in local currency and translated to U.S. dollars.
Provision for Income Taxes
The provision for income taxes for the six months ended June 30, 2018 was $13.1 million compared to a $0.1 million provision for the six months ended June 30, 2017. The effective income tax rate for the six months ended June 30, 2018 was 44.0% compared to (2.5)% for the six months ended June 30, 2017.
The Company’s effective income tax rate fluctuates based primarily on changes in income mix (including the effect of loss companies), impact of recently enacted U.S. tax law and changes in foreign exchange gains and losses, which create permanent differences in certain jurisdictions.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the six months ended June 30, 2018 was mainly due to the tax effect of permanent differences related to foreign currency exchange gain or loss, inclusion of foreign earnings in the U.S. as a result of recently enacted tax law, pre-tax losses with no associated tax benefit, discrete impacts of opening balance sheet adjustments related to the Sovitec acquisition and state taxes.
Net Income (Loss) Attributable to PQ Group Holdings
For the foregoing reasons and after the effect of the non-controlling interest in earnings of subsidiaries for each period presented, net income attributable to PQ Group Holdings Inc. was $16.0 million for the six months ended June 30, 2018 as compared to a net loss of $4.0 million for the six months ended June 30, 2017.
Adjusted EBITDA
Summarized Segment Adjusted EBITDA information is shown below in the following table:

	Six months ended June 30,		Change
	2018	2017	$	%
	(in millions, except percentages)
Segment Adjusted EBITDA:(1)
Environmental Catalysts & Services(2)	$123.3	$120.7	$2.6	2.2%
Performance Materials & Chemicals	130.5	118.9	11.6	9.8%
Total Segment Adjusted EBITDA(3)	253.8	239.6	14.2	5.9%
Unallocated corporate costs	(17.0)	(15.6)	(1.4)	9.0%
Total Adjusted EBITDA	$236.8	$224.0	$12.8	5.7%

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

(2)
The Adjusted EBITDA from the Zeolyst Joint Venture included in the Environmental Catalyst and Services segment is $34.7 million for the six months ended June 30, 2018, which includes $25.4 million of equity in net income, excluding $3.3 million of amortization of investment in affiliate step-up plus $5.9 million of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Environmental Catalyst and Services segment is $25.3 million for the six months ended June 30, 2017, which includes $14.5 million of equity in net income, excluding $5.3 million of amortization of investment in affiliate step-up plus $5.5 million of joint venture depreciation, amortization and interest.

(3)	Our total Segment Adjusted EBITDA differs from our total consolidated Adjusted EBITDA due to unallocated corporate expenses.
Adjusted EBITDA for the six months ended June 30, 2018 was $236.8 million, an increase of $12.8 million, or 5.7%, compared with $224.0 million for the six months ended June 30, 2017.

Environmental Catalysts & Services: Adjusted EBITDA for the six months ended June 30, 2018 was $123.3 million, an increase of $2.6 million, or 2.2%, compared with $120.7 million for the six months ended June 30, 2017.
The increase in Adjusted EBITDA was driven primarily by increased earnings generated by our Zeolyst Joint Venture due to higher sales volumes of aromatic catalyst and catalyst sales for emission control, higher cost pass-through pricing in our virgin sulfuric acid product group and insurance proceeds from Hurricane Harvey. The increase in Adjusted EBITDA was partially offset by lower chemical synthesis catalysts sales due to the timing of customer order patterns, increased fixed costs and plant maintenance costs incurred at three of our refining services facilities.
Performance Materials & Chemicals: Adjusted EBITDA for the six months ended June 30, 2018 was $130.5 million, an increase of $11.6 million, or 9.8%, compared with $118.9 million for the six months ended June 30, 2017.
The increase in Adjusted EBITDA was due to higher contribution margins from sodium silicate and North American highway product group sales, the integration of Sovitec into our European operations and the favorable effects of foreign currency translation, which was partially offset by higher fixed costs.
A reconciliation of net income (loss) attributable to PQ Group Holdings to Segment Adjusted EBITDA is as follows:

	Six months ended June 30,
	2018	2017
	(in millions)
Reconciliation of net income (loss) attributable to PQ Group Holdings Inc. to Segment Adjusted EBITDA
Net income (loss) attributable to PQ Group Holdings Inc.	$16.0	$(4.0)
Provision for income taxes	13.1	0.1
Interest expense, net	56.4	95.0
Depreciation and amortization	95.5	83.2
EBITDA	181.0	174.3
Joint venture depreciation, amortization and interest(a)	5.9	5.5
Amortization of investment in affiliate step-up(b)	3.3	5.3
Amortization of inventory step-up(c)	1.6	0.9
Debt extinguishment costs	5.9	—
Net loss on asset disposals(d)	5.9	2.9
Foreign currency exchange loss(e)	11.8	16.4
Non-cash revaluation of inventory, including LIFO	5.0	2.5
Management advisory fees(f)	—	2.5
Transaction and other related costs(g)	0.7	4.3
Equity-based compensation	7.6	2.8
Restructuring, integration and business optimization expenses(h)	3.5	3.1
Defined benefit pension plan cost(i)	0.1	1.4
Other(j)	4.5	2.1
Adjusted EBITDA	236.8	224.0
Unallocated corporate expenses	17.0	15.6
Total Segment Adjusted EBITDA	$253.8	$239.6

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

(g)
Relates to certain transaction costs described in our condensed consolidated financial statements as well as other costs related to several transactions that are completed, pending or abandoned and that we believe are not representative of our ongoing business operations.

(h)	Includes the impact of restructuring, integration and business optimization expenses which are incremental costs that are not representative of our ongoing business operations.

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

(j)
Other costs consist of certain expenses that are not core to our ongoing business operations, including environmental remediation-related costs associated with the legacy operations of our business prior to the Business Combination, capital and franchise taxes, non-cash asset retirement obligation accretion and the initial implementation of procedures to comply with Section 404 of the Sarbanes-Oxley Act. Included in this line-item are rounding discrepancies that may arise from rounding from dollars (in thousands) to dollars (in millions).

Adjusted Net Income
Summarized adjusted net income information is shown below in the following table:

	Six months ended June 30,
	2018	2017
	(in millions)
Reconciliation of net loss attributable to PQ Group Holdings Inc. to Adjusted Net Income(1)(2)
Net loss attributable to PQ Group Holdings Inc.	$16.0	$(4.0)
Amortization of investment in affiliate step-up(b)	2.2	3.0
Amortization of inventory step-up(c)	1.1	0.5
Debt extinguishment costs	4.1	—
Net loss on asset disposals(d)	3.9	1.6
Foreign currency exchange loss(e)	8.1	9.8
Non-cash revaluation of inventory, including LIFO	3.4	1.4
Management advisory fees(f)	—	1.4
Transaction and other related costs(g)	0.5	2.4
Equity-based compensation	5.1	1.6
Restructuring, integration and business optimization expenses(h)	2.3	1.7
Defined benefit pension plan cost(i)	0.1	0.8
Other(j)	2.7	1.2
Adjusted Net Income, including non-cash GILTI tax	$49.5	$21.4

Impact of non-cash GILTI tax(3)	7.5	—
Impact of tax reform(4)	1.1	—
Adjusted Net Income	$58.1	$21.4

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

(3)
Amount represents the impact to tax expense associated with the GILTI provisions of the TCJA. Beginning January 1, 2018, GILTI results in taxation of “excess of foreign earnings”, which is defined as amounts greater than a 10% rate of return on applicable foreign tangible asset basis. The Company is required to record incremental tax provision impact with respect to GILTI as a result of having historical U.S. NOL amounts to offset the GILTI taxable income inclusion. This NOL utilization precludes us from recognizing FTCs which would otherwise help offset the tax impacts of GILTI. No FTCs will be recognized with respect to GILTI until our cumulative NOL balance has been exhausted. Because the GILTI provision does not impact our cash taxes (given available U.S. NOLs), and given that we expect to recognize FTCs to offset GILTI impacts once the NOLs are exhausted, we do not view this item as a component of core operations.

(4)	Represents the provisional adjustment for the impact of the TCJA recorded in Net Income.
The adjustments to net loss attributable to PQ Group Holdings Inc. are shown net of applicable tax rates of 33.2% and 43.8% for the six months ended June 30, 2018 and June 30, 2017, respectively, except for the foreign currency exchange loss for which the tax is calculated as a discrete item using the applicable statutory income tax rates.

 Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity consist of cash flow from operations, existing cash balances as well as funds available under our asset based lending revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources of funds. Our primary liquidity requirements include funding working capital requirements (primarily inventory and accounts receivable, net of accounts payable and other accrued liabilities), debt service requirements and capital expenditures. Our capital expenditures include both maintenance of business, which include spending on maintenance and health, safety, environmental initiatives and cost savings initiatives as well as expansion, which includes spending to drive organic sales growth. As reported for the six months ended June 30, 2018, we spent approximately $52.5 million in maintenance capital expenditures and $6.7 million in expansion capital expenditures. For the six months ended June 30, 2017, we spent approximately $36.7 million in maintenance capital expenditures and $17.5 million in expansion capital expenditures.
We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our asset based lending revolving credit facility, will be sufficient to meet our presently anticipated future cash needs for at least the next 12 months. We may also pursue strategic acquisition opportunities, which may impact our future cash requirements. We may, from time to time, increase borrowings under our asset based lending revolving credit facility to meet our future cash needs. As of June 30, 2018, we had cash and cash equivalents of $52.6 million and availability of $143.7 million under our asset based lending revolving credit facility, after giving effect to $19.8 million of outstanding letters of credit and $32.0 million of revolving credit facility borrowings, for a total available liquidity of $196.3 million. As of June 30, 2018, we were in compliance with all covenants under our debt agreements.
Included in our cash and cash equivalents balance as of June 30, 2018 was $45.0 million of cash and cash equivalents held in foreign jurisdictions. We repatriate cash held outside of the United States from certain foreign subsidiaries in order to meet domestic liquidity needs. In certain cases, the repatriation of foreign cash under current U.S. tax laws is subject to income taxes. We have an intercompany loan structure in place with several of our foreign subsidiaries that allows us, under current U.S. tax laws, to repatriate foreign cash in a tax efficient manner from those subsidiaries. Depending on domestic and foreign cash needs, we have the flexibility to repatriate foreign cash to meet our future liquidity needs, subject to satisfaction of any applicable U.S. income taxes. Due to the enactment of the TCJA in December 2017, future overseas earnings repatriation will no longer be subject to U.S. federal income taxes at the time of cash distribution. However, future earnings may still be taxed for state income tax purposes, as well as subject to certain foreign withholding tax obligations, when cash amounts are distributed back to the U.S.
As of June 30, 2018, our total indebtedness was $2,287.7 million, with up to $143.7 million of available borrowings under our asset based lending revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements. As reported, our cash interest expense for the six months ended June 30, 2018 and 2017 was approximately $60.2 million and $91.7 million, respectively. Before any impact of hedges, a one percent change in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $13.1 million on interest expense.
Cash Flow

	Six months ended June 30,
	2018	2017
	(in millions)
Net cash provided by (used in)
Operating activities	$50.1	$21.8
Investing activities	(66.3)	(112.9)
Financing activities	4.7	66.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.8)	(5.4)
Net change in cash, cash equivalents and restricted cash	(13.3)	(29.7)
Cash, cash equivalents and restricted cash at beginning of period	67.2	85.1
Cash, cash equivalents and restricted cash at end of period	$53.9	$55.4

	Six months ended June 30,
	2018	2017
	(in millions)
Net income (loss)	$16.7	$(3.9)
Non-cash and non-working capital related activities(1)	119.4	104.2
Changes in working capital	(81.9)	(76.6)
Other operating activities	(4.1)	(1.9)
Net cash provided by operating activities	$50.1	$21.8

(1)
Includes depreciation, amortization, changes related to purchase accounting fair value adjustments, amortization of deferred financing costs and original issue discount, debt extinguishment costs, foreign currency exchange losses, pension and postretirement healthcare benefit expense and funding, deferred income tax benefit, net losses on asset disposals, stock compensation expense, and equity in net income and dividends received from affiliated companies.

Net cash provided by operating activities was $50.1 million for the six months ended June 30, 2018, compared to $21.8 million provided for the six months ended June 30, 2017. Cash generated by net income (loss) plus non-cash and non-working capital related activities was higher during the six months ended June 30, 2018 by $35.8 million compared to the same period in the prior year. The change in working capital during the six months ended June 30, 2018 was unfavorable compared to the six months ended June 30, 2017. Cash used to fund working capital was $81.9 million and $76.6 million for the six months ended June 30, 2018 and 2017, respectively.
The increase in cash generated by net income (loss) plus non-cash and non-working capital related activities of $35.8 million as compared to the prior year period was primarily due to the integration of Sovitec into our existing European operations, higher North American highway safety sales, increased sales within our Zeolyst Joint Venture and higher cost pass-through pricing, which was partially offset by higher plant maintenance costs, higher compensation related costs due to increased employee headcount and increased labor inflation costs.

	Six months ended June 30,
	2018	2017
	(in millions)
Working capital changes that provided (used) cash:
Receivables	$(54.3)	$(44.0)
Inventories	(9.9)	2.0
Prepaids and other current assets	(3.6)	(1.4)
Accounts payable	1.0	(7.4)
Accrued liabilities	(15.1)	(25.8)
	$(81.9)	$(76.6)

The decrease in cash from working capital of $5.3 million as compared to the prior year was primarily due to unfavorable changes in accounts receivable and inventory balances, which was partially offset by favorable changes in accounts payable and accrued liabilities.
The unfavorable change in accounts receivable was due to seasonal increases in sales within our highway safety and refining services product groups. The unfavorable change in inventory was driven by inventory build in preparation for the highway safety sales season and inventory build due to planned plant maintenance in refining services. The favorable change in accounts payable was due to the timing of plant maintenance costs incurred in the prior year. The favorable change in accrued liabilities was primarily due to the timing of accrued interest under our new debt structure.

	Six months ended June 30,
	2018	2017
	(in millions)
Purchases of property, plant and equipment	$(66.1)	$(60.6)
Investment in affiliated companies	—	(5.0)
Loan receivable under the New Markets Tax Credit Arrangement	—	(6.2)
Business combinations, net of cash acquired	(1.0)	(41.6)
Other, net	0.8	0.5
Net cash used in investing activities	$(66.3)	$(112.9)
Net cash used in investing activities was $66.3 million for the six months ended June 30, 2018, compared to cash used of $112.9 million during the same period in 2017. Cash used in investing activities primarily consisted of utilizing $66.1 million and $60.6 million to fund capital expenditures during the six months ended June 30, 2018 and 2017, respectively. The acquisitions of a cullet business in May 2018 and Sovitec in June 2017 used cash of approximately $1.0 million of and $41.6 million during the six months ended June 30, 2018 and 2017, respectively.

	Six months ended June 30,
	2018	2017
	(in millions)
Net revolver borrowings	$9.1	$65.0
Net cash repayments on debt obligations	(4.2)	2.6
Other financing activities	(0.2)	(0.8)
Net cash provided by financing activities	$4.7	$66.8
Net cash provided by financing activities was $4.7 million for the six months ended June 30, 2018, compared to net cash provided of $66.8 million during the same period in 2017. The decrease in cash provided by financing activities was primarily driven by $55.9 million in lower revolver borrowings in the current year, partially offset by the net impact of the term loan refinancing (including debt issuance costs) during the six months ended June 30, 2018 as compared to long-term debt repayments for the six months ended June 30, 2017.
Debt

	June 30, 2018	December 31, 2017
	(in millions)
Term Loan Facility (U.S. dollar denominated)	$—	$916.2
Term Loan Facility (Euro denominated)	—	335.8
New Term Loan Facility	1,260.7	—
6.75% Senior Secured Notes due 2022	625.0	625.0
5.75% Senior Unsecured Notes due 2025	300.0	300.0
ABL Facility	32.0	25.0
Other	70.0	68.3
Total debt	2,287.7	2,270.3
Original issue discount	(21.4)	(18.4)
Deferred financing costs	(18.4)	(21.4)
Total debt, net of original issue discount and deferred financing costs	2,247.9	2,230.5
Less: current portion	(54.1)	(45.2)
Total long-term debt, excluding current portion	$2,193.8	$2,185.3

As of June 30, 2018, our total debt was $2,287.7 million, including $18.2 million of other foreign debt and $51.8 million of notes payable for the NMTC financing and excluding the original issue discount of $21.4 million and deferred financing fees of $18.4 million for our senior secured credit facilities. Our net debt as of June 30, 2018 was $2,165.1 million, excluding $18.2 million of other foreign debt and $51.8 million of NMTC notes payable, and including cash and cash equivalents of $52.6 million. We may seek, subject to market conditions and other factors, opportunities to repurchase, refinance or otherwise reprice our debt.
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

	Six months ended June 30,
	2018	2017
	(in millions)
Maintenance capital expenditures	$52.5	$36.7
Expansion capital expenditures	6.7	17.5
Total capital expenditures	$59.2	$54.2

Capital expenditures remained at a level sufficient for required maintenance and certain expansion growth initiatives during these periods. Maintenance capital expenditures are higher in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 due to plant maintenance costs incurred at three plants in the current period as compared to two plants in the prior period. Expansion capital expenditures are higher in the six months ended June 30, 2017 due to plant expansion projects related to the Thermodrop® product line launched in 2017.
Pension Funding
We paid $4.0 million and $3.6 million in cash contributions into our defined benefit pension plans and other post-retirement plans during the six months ended June 30, 2018 and 2017, respectively. The net periodic pension expense was $0.6 million and $2.1 million for those same periods, respectively.
Off–Balance Sheet Arrangements
We had $19.8 million of outstanding letters of credit on our revolver facility as of June 30, 2018.
Contractual Obligations
Information related to our contractual obligations at December 31, 2017 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 22, 2018, which we refer to as our Annual Report on Form 10-K. During the six months ended June 30, 2018, there have been no significant changes to our contractual obligations as disclosed in our Annual Report on Form 10-K, other than as described below.
New Term Loan Facility
On February 8, 2018, we refinanced our then-existing senior secured term loan facility, which was to mature on November 2022, with a new $1,267.0 million senior secured term loan facility with a maturity date of February 2025. Annual principal payments are $12.7 million under the new senior secured term loan facility, which represents an immaterial change in our debt payment obligations under the then-existing senior secured term loan facility. Estimated interest expense (on an annualized basis), using the interest rate effective on June 30, 2018, is approximately $54.0 million on the new senior secured term loan facility through the maturity date of February 2025. Refer to Note 12 in these condensed consolidated financial statements for additional information.
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

Other than changes to our critical accounting policies and estimates regarding the recognition of revenue, as described in Note 3 to our June 30, 2018 unaudited condensed consolidated financial statements, there has been no material change in our critical accounting policies and use of estimates from those described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K.
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
On February 8, 2018, we refinanced our existing senior secured term loan facility whereby the New Term Loan Facility was used to repay the then-existing U.S. dollar denominated and Euro denominated Term Loan Facilities, thus reducing our exposure to fluctuations in the euro. Concurrent with the term loan refinancing, we entered into multiple cross currency swap arrangements to hedge foreign currency risk. The swaps are intended to enable us to effectively hedge our exposure on the net investments of certain of our euro denominated subsidiaries.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
From time to time we may be subject to various legal claims and proceedings incidental to the normal conduct of business, relating to such matters as personal injury, product liability and warranty claims, waste disposal practices, release of chemicals into the environment and other matters that may arise in the ordinary course of our business. We currently believe that there is no litigation pending that is likely to have a material adverse effect on our business. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. Refer to Note 16 of our June 30, 2018 unaudited condensed consolidated financial statements for additional information regarding the Company’s legal proceedings.

ITEM 1A.	RISK FACTORS.
There has been no material change from the risk factors described in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities during the three months ended June 30, 2018.

ITEM 6.	EXHIBITS.
The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of PQ Group Holdings Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of PQ Group Holdings Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of PQ Group Holdings Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of PQ Group Holdings Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PQ GROUP HOLDINGS INC.

Date:	August 10, 2018	By:	/s/ MICHAEL CREWS
Michael Crews
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)