Form 10-Q
period 2018-09-30
PQ Group Holdings Inc.
filed 2018-11-07
CIK 1708035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-38221

PQ Group Holdings Inc.

Delaware	81-3406833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Lindenwood Drive Malvern, Pennsylvania	19355
(Address of principal executive offices)	(Zip Code)

(610) 651-4400 (Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock outstanding as of November 2, 2018 was 135,590,622.

PQ GROUP HOLDINGS INC.

INDEX—FORM 10-Q
September 30, 2018

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Sales	$427,203	$391,829	$1,228,113	$1,114,027
Cost of goods sold	319,703	289,270	934,088	821,342
Gross profit	107,500	102,559	294,025	292,685
Selling, general and administrative expenses	42,145	36,341	126,240	106,411
Other operating expense, net	16,501	19,833	41,688	47,156
Operating income	48,854	46,385	126,097	139,118
Equity in net (income) from affiliated companies	(5,605)	(10,257)	(31,123)	(24,879)
Interest expense, net	28,238	49,079	84,622	144,041
Debt extinguishment costs	864	453	6,743	453
Other expense, net	2,451	4,954	13,114	21,235
Income (loss) before income taxes and noncontrolling interest	22,906	2,156	52,741	(1,732)
Provision for income taxes	8,470	5,172	21,590	5,269
Net income (loss)	14,436	(3,016)	31,151	(7,001)
Less: Net income attributable to the noncontrolling interest	251	329	970	407
Net income (loss) attributable to PQ Group Holdings Inc.	$14,185	$(3,345)	$30,181	$(7,408)

Net income (loss) per share:
Basic income (loss) per share	$0.11	$(0.03)	$0.23	$(0.07)
Diluted income (loss) per share	$0.11	$(0.03)	$0.22	$(0.07)

Weighted average shares outstanding:
Basic	133,336,352	104,096,837	133,237,653	104,020,180
Diluted	134,576,162	104,096,837	134,223,628	104,020,180
See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income (loss)	$14,436	$(3,016)	$31,151	$(7,001)
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits	(52)	(20)	1,305	(223)
Net gain (loss) from hedging activities	370	(301)	3,106	(3,326)
Foreign currency translation	5,186	18,850	(15,636)	60,492
Total other comprehensive income (loss)	5,504	18,529	(11,225)	56,943
Comprehensive income	19,940	15,513	19,926	49,942
Less: Comprehensive income attributable to noncontrolling interests	1,218	82	1,697	661
Comprehensive income attributable to PQ Group Holdings Inc.	$18,722	$15,431	$18,229	$49,281

See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$56,684	$66,195
Receivables, net	230,388	193,456
Inventories	249,298	262,388
Prepaid and other current assets	39,264	26,929
Total current assets	575,634	548,968
Investments in affiliated companies	467,558	469,276
Property, plant and equipment, net	1,204,901	1,230,384
Goodwill	1,262,979	1,305,956
Other intangible assets, net	747,352	786,144
Other long-term assets	98,167	74,727
Total assets	$4,356,591	$4,415,455
LIABILITIES
Notes payable and current maturities of long-term debt	$21,372	$45,166
Accounts payable	129,188	149,326
Accrued liabilities	91,510	93,917
Total current liabilities	242,070	288,409
Long-term debt, excluding current portion	2,147,086	2,185,320
Deferred income taxes	194,650	189,336
Other long-term liabilities	110,312	120,471
Total liabilities	2,694,118	2,783,536
Commitments and contingencies (Note 16)
EQUITY
Common stock ($0.01 par); authorized shares 450,000,000; issued shares 135,249,216 and 135,244,379 on September 30, 2018 and December 31, 2017, respectively; outstanding shares 135,206,108 and 135,244,379 on September 30, 2018 and December 31, 2017, respectively	1,352	1,352
Preferred stock ($0.01 par); authorized shares 50,000,000; no shares issued or outstanding on September 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	1,667,036	1,655,114
Accumulated deficit	(2,596)	(32,777)
Treasury stock, at cost; shares 43,108 and 0 on September 30, 2018 and December 31, 2017, respectively	(768)	—
Accumulated other comprehensive income (loss)	(7,641)	4,311
Total PQ Group Holdings Inc. equity	1,657,383	1,628,000
Noncontrolling interest	5,090	3,919
Total equity	1,662,473	1,631,919
Total liabilities and equity	$4,356,591	$4,415,455

See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock, at cost	Accumulated other comprehensive income (loss)	Non- controlling interest	Total
Balance, December 31, 2017	$1,352	$1,655,114	$(32,777)	$—	$4,311	$3,919	$1,631,919
Net income	—	—	30,181	—	—	970	31,151
Other comprehensive income (loss)	—	—	—	—	(11,952)	727	(11,225)
Repurchase of common shares	—	—	—	(768)	—	—	(768)
Distributions to noncontrolling interests	—	—	—	—	—	(526)	(526)
Stock compensation expense	—	11,879	—	—	—	—	11,879
Shares issued under equity incentive plan	—	43	—	—	—	—	43
Balance, September 30, 2018	$1,352	$1,667,036	$(2,596)	$(768)	$(7,641)	$5,090	$1,662,473

	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock, at cost	Accumulated other comprehensive income (loss)	Non- controlling interest	Total
Balance, December 31, 2016	$73	$1,167,137	$(90,380)	$(239)	$(53,711)	$5,064	$1,027,944
Net income (loss)	—	—	(7,408)	—	—	407	(7,001)
Stock split and conversion	989	(1,228)	—	239	—	—	—
Other comprehensive income	—	—	—	—	56,689	254	56,943
Distributions to noncontrolling interests	—	—	—	—	—	(785)	(785)
Stock compensation expense	—	3,869	—	—	—	—	3,869
Balance, September 30, 2017	$1,062	$1,169,778	$(97,788)	$—	$2,978	$4,940	$1,080,970

See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$31,151	$(7,001)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	99,491	89,987
Amortization	39,807	39,148
Acquisition accounting valuation adjustments on inventory sold	1,603	871
Amortization of deferred financing costs and original issue discount	4,629	6,626
Debt extinguishment costs	4,619	253
Foreign currency exchange loss	15,347	21,612
Pension and postretirement healthcare benefit expense	347	2,642
Pension and postretirement healthcare benefit funding	(6,415)	(7,525)
Deferred income tax provision (benefit)	1,494	(12,447)
Net loss on asset disposals	11,106	6,419
Stock compensation	11,879	3,869
Equity in net (income) from affiliated companies	(31,123)	(24,879)
Dividends received from affiliated companies	35,890	19,071
Net interest income on swaps designated as net investment hedges	(4,279)	—
Other, net	(6,473)	(3,243)
Working capital changes that provided (used) cash, excluding the effect of business combinations:
Receivables	(43,106)	(28,900)
Inventories	8,778	4,897
Prepaids and other current assets	(1,555)	(6,000)
Accounts payable	(7,594)	(9,044)
Accrued liabilities	407	13,460
Net cash provided by operating activities	166,003	109,816
Cash flows from investing activities:
Purchases of property, plant and equipment	(95,322)	(90,229)
Investment in affiliated companies	(5,000)	(9,000)
Loan receivable under the New Markets Tax Credit Arrangement	—	(6,221)
Business combinations, net of cash acquired	(1,006)	(41,572)
Net interest proceeds on swaps designated as net investment hedges	4,279	—
Other, net	1,142	491
Net cash used in investing activities	(95,907)	(146,531)
Cash flows from financing activities:
Draw down of revolver	139,577	302,725
Repayments of revolver	(163,103)	(270,088)
Issuance of long-term debt	1,267,000	8,820
Debt issuance costs	(6,156)	(1,205)
Repayments of long-term debt	(1,313,832)	(10,289)
Distributions to noncontrolling interests	(526)	(785)
Repurchase of common shares	(768)	—
Other	43	—
Net cash (used in) provided by financing activities	(77,765)	29,178
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,557)	(6,402)
Net change in cash, cash equivalents and restricted cash	(9,226)	(13,939)
Cash, cash equivalents and restricted cash at beginning of period	67,243	85,077
Cash, cash equivalents and restricted cash at end of period	$58,017	$71,138

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
2. New Accounting Standards:
Recently Adopted Accounting Standards
In August 2017, the Financial Accounting Standards Board (“FASB”) issued amendments related to hedge accounting. The amendments expand hedge accounting for non-financial and financial risk components and revise the measurement methodologies to better align with an entity’s risk management activities. Separate presentation of hedge ineffectiveness is eliminated to provide greater transparency of the full impact of hedging by requiring presentation of the results of the hedged item and hedging instrument in a single financial statement line item. In addition, the amendments reduce complexity by simplifying the manner in which assessments of hedge effectiveness may be performed. The new guidance is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted, and the guidance should be applied prospectively for the amended presentation and disclosure requirements, and through a cumulative-effect adjustment to beginning retained earnings for any cash flow and net investment hedges existing at the date of adoption. The Company early adopted the guidance effective January 1, 2018. The Company’s cash flow hedges in place at the date of adoption yielded an immaterial amount of ineffectiveness; therefore, the Company did not reflect an adjustment to beginning retained earnings upon adoption. The amended presentation and disclosure requirements are reflected under the new guidance in Note 13 to these condensed consolidated financial statements.

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
The Company adopted the new guidance on January 1, 2018 as required. Prior to the adoption of the guidance, the Company reflected its pension costs within cost of goods sold and selling, general and administrative expenses in the condensed consolidated statements of operations, depending on whether the costs were associated with employees involved in manufacturing or back office support functions. Under the new guidance, the service cost component of the Company’s pension costs remained in the same line items of the condensed consolidated statements of operations, but the remaining components are now reported as part of nonoperating income in the other (income) expense, net line item of the condensed consolidated statements of operations. Although the guidance requires retrospective application upon adoption, a practical expedient permits the Company to use the amounts disclosed in its pension and other post-retirement benefit plan note as its basis of estimation for the prior comparative periods. The Company utilized the practical expedient, and $172 and $504 of a net pension benefit for the three and nine months ended September 30, 2017, respectively, was reclassified to other (income) expense, net. For the three and nine months ended September 30, 2018, the amount of pension costs included in other (income) expense, net was a net benefit of $803 and $2,572, respectively.
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
The Company adopted the new guidance on January 1, 2018 as required. As of September 30, 2018 and 2017, the Company had $1,333 and $2,300, respectively, of restricted cash included in prepaid and other current assets on its condensed consolidated balance sheets related to its New Market Tax Credit financing arrangements as well as other small restricted cash balances. Changes in the Company’s restricted cash balances prior to the adoption of the new guidance were reflected within cash flows from investing activities in the Company’s condensed consolidated statements of cash flows. The prior comparative period in the Company’s condensed consolidated statement of cash flows has been updated to conform to the new guidance. See Note 20 to these condensed consolidated financial statements for supplemental cash flow disclosures.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

In August 2016, the FASB issued guidance which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs and distributions from equity method investees. For public companies, the new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and the new guidance should be applied retrospectively to each period presented. The Company adopted the new guidance on January 1, 2018 as required. There was no impact to the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2017. The Company applied the new guidance to the term loan refinancing that occurred during the nine months ended September 30, 2018; see Note 12 to these condensed consolidated financial statements for further information on the debt refinancing transaction. There were no other items in the new guidance which necessitated a change in the Company’s reporting in its condensed consolidated statements of cash flows for the nine months ended September 30, 2018 or 2017.
In May 2014, the FASB issued accounting guidance (with subsequent targeted amendments) to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that revenue recognized from a transaction or event that arises from a contract with a customer should reflect the consideration to which an entity expects to be entitled in exchange for goods or services provided. To achieve that core principle, the new guidance sets forth a five-step revenue recognition model that will need to be applied consistently to all contracts with customers, except those that are within the scope of other topics in the Accounting Standards Codification (“ASC”). Also required are enhanced disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The enhanced disclosures include qualitative and quantitative information about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized related to the costs to obtain or fulfill a contract. For public companies, the new requirements are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company reviewed its key revenue streams and assessed the underlying customer contracts within the framework of the new guidance. The Company evaluated the key aspects of its revenue streams for impact under the new guidance and performed a detailed analysis of its customer agreements to quantify the changes under the guidance. The Company concluded that the guidance did not have a material impact on its existing revenue recognition practices upon adoption on January 1, 2018. The Company implemented the guidance under the modified retrospective transition method of adoption. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The impact of adoption of the new revenue recognition guidance was immaterial for the nine months ended September 30, 2018, and there was no transition adjustment required upon adoption. See Note 3 to these condensed consolidated financial statements for additional disclosures required by the new guidance.
Accounting Standards Not Yet Adopted
In August 2018, the FASB issued guidance which will align the requirements for capitalizing implementation costs incurred in a cloud computing arrangement (i.e., a hosting arrangement) that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The guidance is effective for fiscal years beginning after December 15, 2019, including all interim periods within that fiscal year. The Company is currently evaluating the effect that the new guidance would have on its consolidated financial statements.
In August 2018, the FASB issued guidance which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance eliminates certain disclosure requirements, including the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and the effects of a one-percentage point change in assumed health care cost trend rates. The guidance also requires additional disclosure of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The guidance is effective for fiscal years ending after December 15, 2020 with early adoption permitted, and is required to be applied on a retrospective basis to all periods presented. The Company will modify its benefit plan disclosures in accordance with the new guidance upon adoption, and the guidance will not have a material impact on its consolidated financial statements.
In August 2018, the FASB issued guidance which modifies certain disclosure requirements over fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, including all interim periods within that fiscal year. The Company believes that the new guidance will not have a material impact on its consolidated financial statements.

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
In February 2016, the FASB issued guidance (with subsequent targeted amendments) that modifies the accounting for leases. Under the new guidance, a lessee will recognize assets and liabilities for most leases (including those classified under existing GAAP as operating leases, which based on current standards are not reflected on the balance sheet), but will recognize expenses similar to current lease accounting. For public companies, the new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. The new guidance must be adopted using a modified retrospective transition method. The Company can choose to apply the new guidance at the beginning of the earliest period presented in the financial statements, or at the date of adoption, with a cumulative-effect adjustment to the opening balance of retained earnings. The Company has operating lease agreements for which it expects to recognize right of use assets and corresponding liabilities on its balance sheet upon adoption of the new guidance. The Company has prepared a detailed plan to implement the new guidance, gathered the information related to its current lease population, and is assessing its leases in the context of the new framework. The Company is working with a vendor to implement a lease management system which will assist in delivering the required accounting changes. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements, business processes, systems and control environment. The Company does not plan to implement the guidance prior to the required adoption date of January 1, 2019, and the Company plans to initially apply the transition requirements of the guidance at the date of adoption.

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
Evidence of a contract between the Company and its customers may take the form of a master service agreement (“MSA”), a MSA in combination with an underlying purchase order, a combination of a pricing quote with an underlying purchase order or an individual purchase order received from a customer. The Company and certain of its customers enter into MSAs that establish the terms, including prices, under which orders to purchase goods may be placed. In cases where the MSA contains a distinct order for goods or contains an enforceable minimum quantity to be purchased by the customer, the Company considers the MSA to be evidence of a contract between the Company and its customer as the MSA creates enforceable rights and obligations. In cases where the MSA does not contain a distinct order for goods, the Company’s contract with a customer is the purchase order issued under the MSA. Customers of the Company may also negotiate orders via pricing quotes, which typically detail product pricing, delivery terms and payment information. When a customer procures goods under this method, the Company considers the combination of the pricing quote and the purchase order to create enforceable rights and obligations. Absent either a MSA or pricing quote, the Company considers an individual purchase order to create enforceable rights and obligations.
The Company identifies a performance obligation in a contract for each promised good that is separately identifiable from other promises in the contract and for which the customer can benefit from the good. The majority of the Company’s contracts have a single performance obligation, which is the promise to transfer individual goods to the customer. The Company has certain contracts that include multiple performance obligations under which the purchase price for each distinct performance obligation is defined in the contract. These distinct performance obligations may include stand-ready provisions, which are arrangements to provide a customer assurance that they will have access to output from the Company’s manufacturing facilities, or monthly reservations of capacity fees. The Company considers stand-ready provisions and reservation of capacity fees to be performance obligations satisfied over time. Revenues related to stand-ready provisions and reservation of capacity fees are recognized on a ratable basis throughout the contract term and billed to the customer on a monthly basis.
As described above, the Company’s MSAs with its customers may outline prices for individual products or contract provisions. MSAs in the Company’s performance chemicals and refining services product groups may contain provisions whereby raw materials costs are passed-through to the customer per the terms of their contract. The Company’s exposure to fluctuations in raw materials prices is limited, as the majority of pass-through contract provisions reset based on fluctuations in the underlying raw material price. MSAs in the Company’s refining services product group also contain take-or-pay arrangements, whereby the customer would incur a penalty in the form of a shortfall volume fee. Currently there is no history in which customers fail to meet the contractual minimum. Revenue from product sales are recorded at the net sales price, which includes estimates of variable consideration for which reserves are established and which result from discounts, returns or other allowances that are offered within contracts between the Company and its customers.
The Company recognizes revenues when performance obligations under the terms of a contract with its customer are satisfied, which generally occurs at a point in time by transferring control of a product to the customer. The Company determines the point in time when a customer obtains control of a product and the Company satisfies the performance obligation by considering factors including when the Company has a right to payment for the product, the customer has legal title to the product, the Company has transferred possession of the product, the customer has assumed the risks and rewards of ownership of the product and the customer has accepted the product. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The Company does not have any significant payment terms as payment is received at, or shortly after, the point of sale.
Contract Assets and Liabilities
A contract asset is a right to consideration in exchange for goods that the Company has transferred to a customer when that right is conditional on something other than the passage of time. A contract liability exists when the Company receives consideration in advance of performance obligations. Other than trade accounts receivable and customer return accruals, the Company has not recorded any additional contract assets or contract liabilities on its condensed consolidated balance sheet as of September 30, 2018.
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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following tables disaggregate the Company’s sales, by segment and end use, for the three and nine months ended September 30, 2018:

	Three months ended September 30, 2018
	Environmental Catalysts & Services	Performance Materials & Chemicals	Total
Industrial & process chemicals	$21,027	$65,070	$86,097
Fuels & emission control (1)	66,095	—	66,095
Packaging & engineered plastics	32,983	31,848	64,831
Highway safety & construction (1)	—	105,204	105,204
Consumer products	—	67,138	67,138
Natural resources	19,611	19,059	38,670
Total	139,716	288,319	428,035
Inter-segment sales eliminations	(832)	—	(832)
Total segment sales	$138,884	$288,319	$427,203

	Nine months ended September 30, 2018
	Environmental Catalysts & Services	Performance Materials & Chemicals	Total
Industrial & process chemicals	$55,401	$216,152	$271,553
Fuels & emission control (1)	182,304	—	182,304
Packaging & engineered plastics	95,145	97,622	192,767
Highway safety & construction (1)	—	263,095	263,095
Consumer products	—	209,256	209,256
Natural resources	53,471	58,177	111,648
Total	386,321	844,302	1,230,623
Inter-segment sales eliminations	(2,510)	—	(2,510)
Total segment sales	$383,811	$844,302	$1,228,113

(1)	As described in Note 1, the Company experiences seasonal sales fluctuations to customers in the fuels & emission control and highway safety & construction end uses.
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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	9/30/2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts (Note 13)	$13,486	$—	$13,486	$—
Restoration plan assets	4,865	4,865	—	—
Total	$18,351	$4,865	$13,486	$—

Liabilities:
Derivative contracts (Note 13)	$114	$—	$114	$—
Total	$114	$—	$114	$—

	12/31/2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts (Note 13)	$1,043	$—	$1,043	$—
Restoration plan assets	5,576	5,576	—	—
Total	$6,619	$5,576	$1,043	$—

Liabilities:
Derivative contracts (Note 13)	$448	$—	$448	$—
Total	$448	$—	$448	$—

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

Restoration plan assets
The fair values of the Company’s restoration plan assets are determined through quoted prices in active markets. Restoration plan assets are assets held in a Rabbi trust to fund the obligations of the Company’s defined benefit supplementary retirement plans and include various stock and fixed income mutual funds. See Note 15 to these condensed consolidated financial statements regarding defined supplementary retirement plans. The Company’s restoration plan assets are included in other long-term assets on its condensed consolidated balance sheets. Gains and losses related to these investments are included in other expense, net in the Company’s condensed consolidated statements of operations. Unrealized gains and losses associated with the underlying stock and fixed income mutual funds were immaterial as of September 30, 2018 and December 31, 2017, respectively.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

5. Accumulated Other Comprehensive Income:
The following tables present the tax effects of each component of other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,
	2018			2017
	Pre-tax amount	Tax benefit/(expense)	After-tax amount	Pre-tax amount	Tax benefit/(expense)	After-tax amount
Defined benefit and other postretirement plans:
Amortization and unrealized losses	$(69)	$17	$(52)	$(33)	$13	$(20)
Benefit plans, net	(69)	17	(52)	(33)	13	(20)
Net gain (loss) from hedging activities	494	(124)	370	(486)	185	(301)
Foreign currency translation	3,391	1,795	5,186	21,343	(2,493)	18,850
Other comprehensive income	$3,816	$1,688	$5,504	$20,824	$(2,295)	$18,529

	Nine months ended September 30,
	2018			2017
	Pre-tax amount	Tax benefit/(expense)	After-tax amount	Pre-tax amount	Tax benefit/(expense)	After-tax amount
Defined benefit and other postretirement plans:
Amortization and unrealized losses	$1,740	$(435)	$1,305	$(261)	$38	$(223)
Benefit plans, net	1,740	(435)	1,305	(261)	38	(223)
Net gain (loss) from hedging activities	4,143	(1,037)	3,106	(5,373)	2,047	(3,326)
Foreign currency translation	(16,442)	806	(15,636)	69,202	(8,710)	60,492
Other comprehensive income (loss)	$(10,559)	$(666)	$(11,225)	$63,568	$(6,625)	$56,943

The following table presents the change in accumulated other comprehensive income, net of tax, by component for the nine months ended September 30, 2018 and 2017:

	Defined benefit and other postretirement plans	Net gain (loss) from hedging activities	Foreign currency translation	Total
December 31, 2017	$7,412	$967	$(4,068)	$4,311
Other comprehensive income (loss) before reclassifications	1,360	2,906	(16,363)	(12,097)
Amounts reclassified from accumulated other comprehensive income(1)	(55)	200	—	145
Net current period other comprehensive income (loss)	1,305	3,106	(16,363)	(11,952)
September 30, 2018	$8,717	$4,073	$(20,431)	$(7,641)

December 31, 2016	$7,513	$4,557	$(65,781)	$(53,711)
Other comprehensive income (loss) before reclassifications	(126)	(3,404)	60,238	56,708
Amounts reclassified from accumulated other comprehensive income(1)	(97)	78	—	(19)
Net current period other comprehensive income (loss)	(223)	(3,326)	60,238	56,689
September 30, 2017	$7,290	$1,231	$(5,543)	$2,978

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

(1)	See the following table for details about these reclassifications. Amounts in parentheses indicate credits to profit/loss.
The following table presents the reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2018 and 2017.

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income(a)				Affected Line Item in the Statements of Operations
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Defined benefit and other postretirement plans
Amortization of prior service credit	$(40)	$(19)	$(79)	$(58)	(b)
Amortization of net (gain) loss	2	(19)	5	(58)	(b)
	(38)	(38)	(74)	(116)	Total before tax
	13	6	19	19	Tax expense (benefit)
	$(25)	$(32)	$(55)	$(97)	Net of tax

Net (gain) loss from hedging activities
Interest rate caps	$71	$13	$164	$22	Interest expense
Natural gas swaps	30	94	101	104	Cost of goods sold
	101	107	265	126	Total before tax
	(24)	(41)	(65)	(48)	Tax expense (benefit)
	$77	$66	$200	$78	Net of tax

Total reclassifications for the period	$52	$34	$145	$(19)	Net of tax

(a)	Amounts in parentheses indicate credits to profit/loss.

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
The Company’s cost of goods sold for the nine months ended September 30, 2018 includes a pre-tax charge of $1,603 relating to the step-up on inventory, $108 of additional amortization expense related to identified intangible assets and $421 of additional depreciation expense, which would have been recorded during the year ended December 31, 2017 if the adjustments to the provisional amounts had been recognized as of the Acquisition Date. The Company’s other expense, net for the nine months ended September 30, 2018 includes additional amortization expense related to identified intangible assets of $101 which would have been recorded during the year ended December 31, 2017 if the adjustments to the provisional amounts had been recognized as of the Acquisition Date. The Company’s provision for income taxes for the nine months ended September 30, 2018 includes an additional $990 tax benefit associated with the year ended December 31, 2017, to reflect impacts as if the adjustments to the provisional amounts had been recognized as of the Acquisition Date. This amount is primarily a result of opening balance sheet adjustments recorded during the nine months ended September 30, 2018, which needed to be re-measured through the income statement because of income tax rate changes that occurred subsequent to the Acquisition Date.
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

Net sales and net income generated by the Sovitec legal entities included in the Company’s condensed consolidated statements of operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net sales	$16,455	$13,490	$46,702	$17,194
Net income	386	644	1,200	1,148
Acquisition costs were immaterial for the three and nine months ended September 30, 2018 and were $737 and $2,065 for the three and nine months ended September 30, 2017, respectively. Acquisition costs are included in other operating expense, net in the Company’s condensed consolidated statements of operations.
Pro Forma Financial Information
The unaudited pro forma financial information for the nine months ended September 30, 2017 has been derived from the Company’s historical consolidated financial statements and prepared to give effect to the Acquisition, assuming that the Acquisition occurred on January 1, 2016. The unaudited pro forma consolidated results of operations are provided for illustrative purposes only and are not indicative of the Company’s actual consolidated results of operations had the Acquisition been made as of January 1, 2016. The unaudited pro forma results of operations do not reflect any operating efficiencies or potential cost savings which may result from the Acquisition.

Unaudited
Nine months ended September 30, 2017
Pro forma sales	$1,130,454
Pro forma net loss	(6,865)
Pro forma net loss attributable to PQ Group Holdings Inc.	(7,272)
Pro forma basic and diluted net loss per share	$(0.07)
The results of operations for the three months ended September 30, 2017 and for the three and nine months ended September 30, 2018 include the operating results of the combined company for the full period and therefore, there is no pro forma presentation for such periods included in the table above.
Certain non-recurring charges included in the Company’s results of operations for the nine months ended September 30, 2017 were allocated to the respective prior year periods for pro forma purposes. For the nine months ended September 30, 2017, non-recurring charges allocated to the prior year period include transaction fee charges of $2,065 which were excluded from pro forma net loss. Also included in pro forma net loss for the nine months ended September 30, 2017 is amortization expense of $272 and depreciation expense of $521 associated with the fair value step-up of identifiable intangible assets and property, plant and equipment, respectively.
7. Goodwill:
The change in the carrying amount of goodwill for the nine months ended September 30, 2018 is summarized as follows:

	Performance Materials & Chemicals	Environmental Catalysts & Services	Total
Balance as of December 31, 2017	$914,623	$391,333	$1,305,956
Goodwill recognized	649	—	649
Goodwill adjustments(1)	(34,811)	—	(34,811)
Foreign exchange impact	(7,816)	(999)	(8,815)
Balance as of September 30, 2018	$872,645	$390,334	$1,262,979

(1)
Represents the measurement period adjustments on the net assets acquired as part of the Acquisition (see Note 6 to these condensed consolidated financial statements for further information regarding the Acquisition).

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

8. Other Operating Expense, Net:
A summary of other operating expense, net is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Amortization expense	$8,711	$9,146	$26,404	$23,270
Transaction and other related costs(1)	215	966	827	5,295
Restructuring and other related costs (Note 18)	273	4,106	403	5,578
Net loss on asset disposals(2)	5,202	3,494	11,106	6,419
Management advisory fees	—	1,250	—	3,750
Insurance proceeds(2)	—	—	(1,557)	—
Other, net	2,100	871	4,505	2,844
	$16,501	$19,833	$41,688	$47,156

(1)
Transaction and other related costs for the three and nine months ended September 30, 2018 and 2017 primarily include transaction costs associated with the Company’s initial public offering (exclusive of the direct costs recorded in stockholders’ equity net of the proceeds from the offering) and the Acquisition (see Note 6 to these condensed consolidated financial statements for further information).

(2)
During the nine months ended September 30, 2018, the Company recognized $2,500 of insurance proceeds in its condensed consolidated statement of operations related to the Company’s claim for losses sustained during Hurricane Harvey in August 2017. For the nine months ended September 30, 2018, $1,557 was recorded as a gain in other operating expense, net, as reimbursement of expenses, $207 was recorded as a gain in net loss on asset disposals within other operating expense, net, for the Company’s previously recognized property losses, and $736 represented proceeds in excess of the Company’s property losses which was recorded as a non-operating gain in other expense, net, in the Company’s consolidated statement of operations.

9. Inventories:
Inventories are classified and valued as follows:

	September 30, 2018	December 31, 2017
Finished products and work in process	$189,004	$199,919
Raw materials	60,294	62,469
	$249,298	$262,388

Valued at lower of cost or market:
LIFO basis	$153,093	$162,315
Valued at lower of cost and net realizable value:
FIFO or average cost basis	96,205	100,073
	$249,298	$262,388

10. Investments in Affiliated Companies:
The Company accounts for investments in affiliated companies under the equity method. Affiliated companies accounted for on the equity basis as of September 30, 2018 are as follows:

Company	Country	Percent Ownership
PQ Silicates Ltd.	Taiwan	50%
Zeolyst International	USA	50%
Zeolyst C.V.	Netherlands	50%
Quaker Holdings	South Africa	49%
Following is summarized information of the combined investments(1):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net sales	$74,088	$83,983	$271,562	$225,770
Gross profit	24,495	33,276	100,686	91,862
Operating income	14,594	22,713	72,257	60,408
Net income	14,545	23,819	72,204	63,663

(1)
Summarized information of the combined investments is presented at 100%; the Company’s share of the net assets and net income of affiliates is calculated based on the percent ownership specified in the table above.

The Company’s investments in affiliated companies balance as of September 30, 2018 and December 31, 2017 includes net purchase accounting fair value adjustments of $259,725 and $264,700, respectively, related to the combination of the businesses of PQ Holdings Inc. and Eco Services Operations LLC in May 2016, consisting primarily of goodwill and intangible assets such as customer relationships, technical know-how and trade names. Consolidated equity in net income from affiliates is net of $1,658 and $4,975 of amortization expense related to purchase accounting fair value adjustments for the three and nine months ended September 30, 2018, respectively. Consolidated equity in net income from affiliates is net of $1,658 and $6,941 of amortization expense related to purchase accounting fair value adjustments for the three and nine months ended September 30, 2017.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

11. Property, Plant and Equipment:
A summary of property, plant and equipment, at cost, and related accumulated depreciation is as follows:

	September 30, 2018	December 31, 2017
Land	$191,883	$191,006
Buildings	210,314	200,054
Machinery and equipment	1,082,219	1,005,025
Construction in progress	114,042	145,414
	1,598,458	1,541,499
Less: accumulated depreciation	(393,557)	(311,115)
	$1,204,901	$1,230,384

Depreciation expense was $30,626 and $31,957 for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense was $99,491 and $89,987 for the nine months ended September 30, 2018 and 2017, respectively.
12. Long-term Debt:
The summary of long-term debt is as follows:

	September 30, 2018	December 31, 2017
Term Loan Facility (U.S. dollar denominated)	$—	$916,153
Term Loan Facility (Euro denominated)	—	335,808
New Term Loan Facility	1,212,498	—
6.75% Senior Secured Notes due 2022	625,000	625,000
5.75% Senior Unsecured Notes due 2025	300,000	300,000
ABL Facility	—	25,000
Other	68,361	68,318
Total debt	2,205,859	2,270,279
Original issue discount	(20,050)	(18,390)
Deferred financing costs	(17,351)	(21,403)
Total debt, net of original issue discount and deferred financing costs	2,168,458	2,230,486
Less: current portion	(21,372)	(45,166)
Total long-term debt, excluding current portion	$2,147,086	$2,185,320

The fair value of a financial instrument is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of September 30, 2018 and December 31, 2017, the fair value of the senior secured term loans and senior secured and unsecured notes was higher than book value by $26,578 and $59,319, respectively. The fair value is classified as Level 2 based upon the fair value hierarchy (see Note 4 to these condensed consolidated financial statements for further information on fair value measurements).
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
The Company recorded $2,124 of new creditor and third-party financing costs as debt extinguishment costs during the nine months ended September 30, 2018. In addition, previous unamortized deferred financing costs of $1,403 and original issue discount of $2,352 associated with the previously outstanding debt were written off as debt extinguishment costs during the nine months ended September 30, 2018.
On the Closing Date, the Company also entered into multiple cross currency swap arrangements to hedge foreign currency risk. The swaps are designed to enable the Company to effectively convert a portion of its fixed-rate U.S. dollar denominated debt obligations into approximately €280,000 equivalent ($324,940 as of September 30, 2018). The swaps are expected to mature in February 2023.
During the quarter ended September 30, 2018, the Company prepaid $45,000 of outstanding principal balance on the New Term Loan Facility. The Company wrote off $258 of previously unamortized deferred financing costs and original issue discount of $606 as debt extinguishment costs for the three and nine months ended September 30, 2018.
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
Use of Derivative Financial Instruments to Manage Commodity Price Risk. The Company is exposed to risks in energy costs due to fluctuations in energy prices, particularly natural gas. The Company has a hedging program in the United States which allows the Company to mitigate exposure to natural gas volatility with natural gas swap agreements. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices of comparable contracts. The respective current and non-current liabilities are recorded in accrued liabilities and other long-term liabilities and the respective current and non-current assets are recorded in prepaid and other current assets and other long-term assets, as applicable, in the Company’s consolidated balance sheet. As the derivatives are designated and qualify as cash flow hedges, the gains or losses on the natural gas swaps are recorded in stockholders’ equity as a component of other comprehensive income (loss) (“OCI”), net of tax. Reclassifications of the gains and losses on natural gas hedges into earnings are recorded in production costs and subsequently charged to cost of goods sold in the consolidated statements of operations in the period in which the associated inventory is sold. As of September 30, 2018, the Company’s natural gas swaps had a remaining notional quantity of 4.6 million MMBTU to mitigate commodity price volatility through December 2021.

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
In July 2016, the Company entered into interest rate cap agreements, paying a premium of $1,551 to mitigate interest rate volatility from July 2016 through July 2020 by employing varying cap rates, ranging from 1.50% to 3.00%, on $1,000,000 of notional variable-rate debt. The cap rate currently in effect at September 30, 2018 is 2.50%. In November 2018, the Company entered into additional interest rate cap agreements to mitigate interest rate volatility from July 2020 through July 2022, with a cap rate of 3.50% on $500,000 of notional variable-rate debt.
Use of Derivative Financial Instruments to Manage Foreign Currency Risk. The Company is exposed to risks related to its net investments in foreign operations due to fluctuations in foreign currency exchange rates, particularly between the United States dollar and the Euro. In connection with the February 2018 term loan refinancing (see Note 12 to these condensed consolidated financial statements), the Company entered into multiple cross currency interest rate swap arrangements with an aggregate notional amount of €280,000 ($324,940 as of September 30, 2018) to hedge this exposure on the net investments of certain of its Euro-denominated subsidiaries. The Company records these swap agreements at fair value as assets or liabilities in its consolidated balance sheet. As the derivatives are designated and qualify as net investment hedges, changes in the fair value of the swaps attributable to changes in the spot exchange rates are recognized in cumulative translation adjustment (“CTA”) within OCI and are held there until the hedged net investments are sold or substantially liquidated. Changes in the fair value of the swaps attributable to the cross currency basis spread are excluded from the assessment of hedge effectiveness and are recorded in current period earnings. Upon such sale or liquidation, the amount recognized in CTA is reclassified to earnings and reported in the same line item as the gain or loss on the liquidation of the net investments.
The fair values of derivative instruments held as of September 30, 2018 and December 31, 2017 are shown below:

	Balance sheet location	September 30, 2018	December 31, 2017
Derivative assets:
Derivatives designated as cash flow hedges:
Natural gas swaps	Prepaid and other current assets	$248	$—
Interest rate caps	Prepaid and other current assets	1,825	$44
Interest rate caps	Other long-term assets	2,614	999
		4,687	1,043
Derivatives designed as net investment hedges:
Cross currency swaps	Prepaid and other current assets	6,894	—
Cross currency swaps	Other long-term assets	1,905	—
		8,799	—
Total derivative assets		$13,486	$1,043

Derivative liabilities:
Derivatives designated as cash flow hedges:
Natural gas swaps	Accrued liabilities	$—	$318
Natural gas swaps	Other long-term liabilities	114	130
Total derivative liabilities		$114	$448

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges on accumulated other comprehensive income (“AOCI”) for the three and nine months ended September 30, 2018 and 2017:

		Three months ended September 30,
		2018		2017
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$93	$(71)	$(1,842)	$(13)
Natural gas swaps	Cost of goods sold	300	(30)	(28)	(94)
		$393	$(101)	$(1,870)	$(107)

		Nine months ended September 30,
		2018		2017
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$3,396	$(164)	$(4,712)	$(22)
Natural gas swaps	Cost of goods sold	482	(101)	(787)	(104)
		$3,878	$(265)	$(5,499)	$(126)

The following tables show the effect of the Company’s cash flow hedge accounting on the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017:

	Location and amount of gain (loss) recognized in income on cash flow hedging relationships
	Three months ended September 30,
	2018		2017
	Cost of goods sold	Interest (expense) income	Cost of goods sold	Interest (expense) income
Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$(319,703)	$(28,238)	$(289,270)	$(49,079)

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	—	(71)	—	(13)
Commodity contracts:
Amount of gain (loss) reclassified from AOCI into income	(30)	—	(94)	—

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

	Location and amount of gain (loss) recognized in income on cash flow hedging relationships
	Nine months ended September 30,
	2018		2017
	Cost of goods sold	Interest (expense) income	Cost of goods sold	Interest (expense) income
Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow hedges are recorded	(934,088)	(84,622)	(821,342)	(144,041)

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	—	(164)	—	(22)
Commodity contracts:
Amount of gain (loss) reclassified from AOCI into income	(101)	—	(104)	—
The following tables show the effect of the Company’s net investment hedges on AOCI and the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017:

	Amount of gain (loss) recognized in OCI on derivative		Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	Three months ended September 30,			Three months ended September 30,			Three months ended September 30,
	2018	2017		2018	2017		2018	2017
Cross currency swaps	$1,138	$—	Gain (loss) on sale of subsidiary	$—	$—	Interest (expense) income	$2,271	$—

	Amount of gain (loss) recognized in OCI on derivative		Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	Nine months ended September 30,			Nine months ended September 30,			Nine months ended September 30,
	2018	2017		2018	2017		2018	2017
Cross currency swaps	$8,799	$—	Gain (loss) on sale of subsidiary	$—	$—	Interest (expense) income	$5,662	$—
The amount of unrealized losses in AOCI that are expected to be reclassified to the consolidated statement of operations over the next twelve months is $294 as of September 30, 2018.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

14. Income Taxes:
The effective income tax rate for the three months ended September 30, 2018 was 37.0% compared to 239.9% for the three months ended September 30, 2017. The effective income tax rate for the nine months ended September 30, 2018 was 40.9% compared to (304.2)% for the nine months ended September 30, 2017. The Company’s effective income tax rate has fluctuated primarily because of changes in income mix (including the effect of loss companies), the impacts of recently enacted U.S. tax law, the recording of provision to return adjustments in the U.S. and changes in foreign exchange gains and losses, which create permanent differences in certain jurisdictions.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the nine months ended September 30, 2018 was mainly due to the tax effect of permanent differences related to foreign currency exchange gain or loss, inclusion of foreign earnings in the U.S. as a result of recently enacted tax law, pre-tax losses with no associated tax benefit, the recording of provision to return adjustments in the U.S., discrete impacts of opening balance sheet adjustments related to the Sovitec acquisition and state taxes.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for nine months ended September 30, 2017 was mainly due to the tax effect of repatriating foreign earnings back to the United States as dividends offset by lower tax rates in foreign jurisdictions as compared to the U.S. tax rate, foreign withholdings taxes, state taxes and non-deductible transaction costs.
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
Due to the complexities involved in accounting for the enactment of the TCJA, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which allowed the Company to record provisional amounts in earnings for the year ended December 31, 2017. SAB No. 118 provides that where reasonable estimates can be made, provisional accounting should be employed with respect to such estimates and when no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect prior to the TCJA. The income tax provision for the nine months ended September 30, 2018 reflects a discrete tax benefit with respect to a $1,459 adjustment made to our year-end provisional estimate of the one-time mandatory transition tax. The Company will continue to analyze the effects of the TCJA on its financial statements. Additional revised impacts with respect to the TCJA will be recorded as they are identified during the allowed measurement period prescribed by SAB No. 118. This measurement period extends up to one year from the enactment date.
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
The TCJA enacted certain provisions that became effective on January 1, 2018. These provisions include, but are not limited to, the new Global Intangible Low-Taxed Income (“GILTI”) tax rules. Due to the complexity of the new GILTI tax, the Company is continuing to evaluate the GILTI provision of the TCJA and its impact on the financial statements, which remains uncertain. Per recent guidance issued by the FASB, the Company is permitted to make an accounting policy election to either (1) treat the taxes incurred as a result of the GILTI provision as a current-period expense when incurred or (2) factor such amounts into its measurement of deferred taxes. At this time, the Company is electing to treat any tax expense incurred as a result of GILTI as a current-period expense. Additionally, in assessing the ability to realize deferred tax assets, the Company has made a policy election to use the tax law ordering approach.
With respect to operating results for the three and nine months ended September 30, 2018, the Company has continued to incorporate an estimate of the GILTI income inclusion when estimating its U.S. GAAP annual effective tax rate. The Company expects this inclusion to be included in its 2018 U.S. taxable income. However, the estimated 2018 GILTI income inclusion may change materially as the Company continues to evaluate future legislative or administrative guidance that is put forth, any updates to assumptions and figures used for the current estimate or as a result of future tax planning or changes to the Company’s current structure and business.
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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

Components of net periodic expense (benefit) are as follows:
Defined Benefit Pension Plans

	U.S.		Foreign
	Three months ended September 30,		Three months ended September 30,
	2018	2017	2018	2017
Service cost	$243	$305	$933	$859
Interest cost	2,395	2,536	(601)	1,339
Expected return on plan assets	(3,165)	(3,061)	453	(1,111)
Amortization of net loss	—	—	13	—
Net periodic expense (benefit)	$(527)	$(220)	$798	$1,087

	U.S.		Foreign
	Nine months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Service cost	$776	$914	$2,665	$2,642
Interest cost	7,137	7,608	2,512	4,024
Expected return on plan assets	(9,515)	(9,183)	(2,494)	(3,329)
Amortization of net less	—	—	38	—
Curtailment gain recognized	(576)	—	—	—
Net periodic expense (benefit)	$(2,178)	$(661)	$2,721	$3,337

Supplemental Retirement Plans

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Interest cost	$110	$123	$330	$370
Net periodic expense	$110	$123	$330	$370

Other Postretirement Benefit Plans

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Service cost	$3	$5	$12	$15
Interest cost	43	40	108	122
Amortization of prior service credit	(40)	(19)	(79)	(58)
Amortization of net gain	(11)	(19)	(33)	(58)
Net periodic expense (benefit)	$(5)	$7	$8	$21

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
The Company triggered the requirement of New Jersey’s Industrial Site Recovery Act (“ISRA”) statute with the PQ Holdings stock transfer/corporate merger in December 2004. As required under ISRA, a General Information Notice with respect to the Company’s two New Jersey locations was filed with the New Jersey Department of Environmental Protection (“NJDEP”) in December 2004 and again in July 2007. Based on an initial review of the facilities by the NJDEP in 2005, the Company estimated that $500 would be required for contamination assessment and removal work of one specific contaminant (polychlorinated biphenyls) that exceeded applicable NJDEP standards at these facilities, and had recorded a reserve for such amount as of December 31, 2005. During subsequent years, it was determined that additional assessment, removal and remediation work would be required and the reserve was increased to cover the estimated cost of such work. In addition, during this period, work had been performed and the reserve was reduced for actual costs incurred for the assessment and remediation work. Work at the Carlstadt facility has been completed and is closed from an ISRA standpoint, but as of September 30, 2018 and December 31, 2017, the Company has recorded a reserve of $861 and $842, respectively, for costs required for contamination assessment and removal work at Rahway. There may be additional costs related to the remediation of Rahway, but until further investigation takes place, the Company cannot reasonably estimate the amount of additional liability that may exist.
As part of a Delaware River Basin Commission (“DRBC”) required Pollutant Minimization Plan (“PMP”), in July 2013, the Company’s Chester facility conducted limited paint sampling for polychlorinated biphenyls (“PCBs”). Also, as part of demolition, repair and maintenance projects scheduled for the Company’s Baltimore facility in 2014, the Company conducted limited paint sampling during the fall of 2013 for waste categorization purposes. Paint samples were analyzed for PCB Aroclor 1254, the specific PCB congener commonly used in the manufacture of paint until the late 1970s. The Company’s analytical results indicated that PCB Aroclor 1254 is present in paint on some structures (e.g., piping, structural steel, tanks) in excess of the fifty (50) parts per million (“ppm”) regulatory threshold. Under the Toxic Substances Control Act (“TSCA”), there is no requirement to test in use paint for PCB content. However, once PCB content is identified at concentrations at or above the regulatory threshold, absent specific approval from the U.S. Environmental Protection Agency (“EPA”), the PCB-containing paint is regulated as an unauthorized use of PCBs, and the paint must be addressed. The Company abated painted surfaces that have tested positive for PCBs at levels exceeding 50 ppm at Baltimore in 2015 and early 2016. Similar abatement of painted structures as necessary at Chester have also been substantially completed. Characterization studies to evaluate whether soils have been impacted at Baltimore have been initiated as required under the TSCA, and have yet to commence at Chester. As of September 30, 2018 and December 31, 2017, the Company has recorded a reserve of $630 and $701, respectively, for the remediation costs of PCB impacted soils at the Company’s facilities.
In 2008, the Company sold the property of a manufacturing facility located in the United States to the local port authority. In 2009, the port authority commissioned an environmental investigation of portions of the property. In 2010, the port authority advised the Company of alleged soil and groundwater contamination on the property and alleged the Company liable for certain conditions. The Company received and reviewed the environmental investigation documentation and determined it may have liability with respect to some, but not all, of the alleged contamination. As of September 30, 2018 and December 31, 2017, the Company has recorded a reserve of $752 and $837, respectively, for costs related to this potential liability.
The Company has recorded a reserve of $1,047 and $1,245 as of September 30, 2018 and December 31, 2017, respectively, to address remaining subsurface remedial and wetlands/marsh management activities at the Company’s Martinez, CA site. Although currently a sulfuric acid regeneration plant, the site originally was operated by Mountain Copper Company (“Mococo”) as a copper smelter. Also, the site sold iron pyrite to various customers and allowed their customers to deposit waste iron pyrite cinder and slag on the site. The property is adjacent to Peyton Slough, where Mococo had a permitted discharge point from its process. In 1997, the San Francisco Bay Regional Water Quality Control Board (“RWQCB”) required characterization and remediation of Peyton Slough for Copper, Zinc and Acidic Soils. Various remediation activities were undertaken and completed, and the site has received final concurrence from the Army Corps with respect to the completed work. The RWQCB has agreed that Eco Services has achieved the goals for vegetative cover, but the current marsh condition is not sustainable without continued operation of the tide gates. The Company is continuing to work with the RWQCB on a plan to involve the County and work towards development of an alliance for operating, maintaining and funding the tide gates in the future.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

As of September 30, 2018 and December 31, 2017, the Company has recorded a reserve of $1,013 and $1,220, respectively, for subsurface remediation and the Soil Vapor Extraction Project at the Company’s Dominguez, CA site. In the 1980s and 1990s, the EPA and the Los Angeles Regional Water Quality Control Board conducted investigations of the site due to historic chlorinated pesticide and chlorinated solvent use. Soil and groundwater beneath the site were impacted by chlorinated solvents and associated breakdown products, petroleum hydrocarbons, chlorinated pesticides and metals. A Corrective Measures Plan approved in October 2011 requires (1) soil vapor extraction (“SVE”) in affected areas, (2) covering of unpaved areas containing pesticide impacted soil, and (3) annual groundwater monitoring of the perched water-bearing zone. Installation of the SVE unit has been completed and startup has occurred. The California Department of Toxic Substances Control (“DTSC”) has granted conditional approval of the Company’s soil management, and monitoring and maintenance plans. Most recently, the DTSC is requiring the Company to delineate the PCE plume on the eastern boundary of the site. The Company has submitted an action plan to address this matter and is awaiting comments from the DTSC.
17. Reportable Segments:
Summarized financial information for the Company’s (1) Environmental Catalysts & Services and (2) Performance Materials & Chemicals reportable segments is shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net sales:
Silica Catalysts	$16,347	$15,117	$50,167	$52,302
Refining Services	123,369	100,424	336,154	298,512
Environmental Catalysts & Services(1)	139,716	115,541	386,321	350,814

Performance Chemicals	174,722	175,467	548,446	515,454
Performance Materials	115,380	104,433	304,660	257,676
Eliminations	(1,783)	(2,828)	(8,804)	(7,349)
Performance Materials & Chemicals	288,319	277,072	844,302	765,781

Inter-segment sales eliminations(2)	(832)	(784)	(2,510)	(2,568)

Total	$427,203	$391,829	$1,228,113	$1,114,027

Segment Adjusted EBITDA:(3)
Environmental Catalysts & Services(4)	$65,309	$61,900	$188,594	$182,578
Performance Materials & Chemicals	63,088	65,885	193,629	184,741
Total Segment Adjusted EBITDA(5)	$128,397	$127,785	$382,223	$367,319

(1)
Excludes the Company’s proportionate share of sales from the Zeolyst International and Zeolyst C.V. joint ventures (collectively, the “Zeolyst Joint Venture”) accounted for using the equity method (see Note 10 to these condensed consolidated financial statements for further information). The proportionate share of sales is $32,297 and $37,622 for the three months ended September 30, 2018 and 2017, respectively. The proportionate share of sales is $120,159 and $100,991 for the nine months ended September 30, 2018 and 2017, respectively.

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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

(4)
The Adjusted EBITDA from the Zeolyst Joint Venture included in the Environmental Catalysts and Services segment is $10,513 for the three months ended September 30, 2018, which includes $5,563 of equity in net income plus $1,658 of amortization of investment in affiliate step-up plus $3,292 of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Environmental Catalysts and Services segment is $14,398 for the three months ended September 30, 2017, which includes $10,151 of equity in net income plus $1,658 of amortization of investment in affiliate step-up plus $2,563 of joint venture depreciation, amortization and interest.

The Adjusted EBITDA from the Zeolyst Joint Venture included in the Environmental Catalysts and Services segment is $45,194 for the nine months ended September 30, 2018, which includes $31,005 of equity in net income plus $4,975 of amortization of investment in affiliate step-up plus $9,214 of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Environmental Catalysts and Services segment is $39,690 for the nine months ended September 30, 2017, which includes $24,594 of equity in net income plus $6,941 of amortization of investment in affiliate step-up plus $8,073 of joint venture depreciation, amortization and interest.

(5)	Total Segment Adjusted EBITDA differs from the Company’s consolidated Adjusted EBITDA due to unallocated corporate expenses.
A reconciliation of net income (loss) attributable to PQ Group Holdings to Segment Adjusted EBITDA is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Reconciliation of net income (loss) attributable to PQ Group Holdings Inc. to Segment Adjusted EBITDA
Net income (loss) attributable to PQ Group Holdings Inc.	$14,185	$(3,345)	$30,181	$(7,408)
Provision for income taxes	8,470	5,172	21,590	5,269
Interest expense, net	28,238	49,079	84,622	144,041
Depreciation and amortization	43,827	45,929	139,298	129,135
Segment EBITDA	94,720	96,835	275,691	271,037
Unallocated corporate expenses	10,276	7,885	27,322	23,474
Joint venture depreciation, amortization and interest	3,292	2,563	9,214	8,073
Amortization of investment in affiliate step-up	1,658	1,658	4,975	6,941
Amortization of inventory step-up	—	—	1,603	871
Debt extinguishment costs	864	453	6,743	453
Net loss on asset disposals	5,202	3,494	11,106	6,419
Foreign currency exchange loss	3,527	5,256	15,347	21,612
LIFO expense	856	750	5,903	3,229
Management advisory fees	—	1,250	—	3,750
Transaction and other related costs	210	966	895	5,300
Equity-based and other non-cash compensation	4,252	1,041	11,879	3,869
Restructuring, integration and business optimization expenses	2,178	4,957	5,662	8,009
Defined benefit pension plan cost	112	791	260	2,200
Other	1,250	(114)	5,623	2,082
Segment Adjusted EBITDA	$128,397	$127,785	$382,223	$367,319

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

18. Restructuring and Other Related Costs:
The following table presents the components of restructuring and other related costs for the three and nine months ended September 30, 2018 and 2017 included in other operating expense, net in the accompanying condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Severance and other employee costs related to legacy Eco restructuring plan	$—	$—	$—	$830
Severance and other employee costs related to performance materials plant closure	219	3,868	326	3,868
Other related costs	54	238	77	880
	$273	$4,106	$403	$5,578

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
Subsequent to the 2014 Acquisition, the Company initiated a restructuring plan designed to improve organizational efficiency and streamline the operations of Eco Services as a stand-alone company. The primary impact of the plan to the Company’s consolidated results of operations was the recognition of severance costs related to a reduction-in-force. These costs included benefits payable under ongoing Company severance plan arrangements, whereby payments are attributable to employee services rendered with benefits that accumulate over time. The liabilities and associated charges related to these severance costs are recognized by the Company when payment of the benefits becomes probable and estimable. Charges related to severance costs for the restructuring plan were $0 and $830 for the nine months ended September 30, 2018 and 2017, respectively. No severance costs were incurred related to this plan for the three months ended September 30, 2018 and 2017.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

Performance Materials Plant Closure
In September 2017, the Company approved and announced a plan to consolidate its manufacturing operations in Europe for the performance materials product group and close its facility in Kirchheimbolanden, Germany, and subsequently reduced production. The plan was part of the Company’s overall strategy with respect to the Acquisition (see Note 6 to these condensed consolidated financial statements) and the realization of cost and other synergies in connection with the transaction.
As a result of a change in the market and increased customer demand for the products produced at this facility, the Company intends to keep the facility open and expanded production at this facility during the third quarter of 2018 from the previously reduced levels. However, the Company continues to pay its obligations to the individuals originally separated from service as part of the reorganization, with additional payments anticipated through 2019, primarily for individuals who extended their separation dates as a result of the decision to continue operations at the facility. The Company considers the restructuring plan related to the original decision to close the facility substantially complete, with no additional restructuring charges anticipated.
Rollforward of Restructuring Liabilities
The activity in the accrued liability balance associated with the Company’s restructuring plans, all of which related to severance and other employee costs, was as follows for the nine months ended September 30, 2018:

	Legacy Eco Restructuring Plan	Performance Materials Plant Closure	Total Restructuring Charges
Balance at December 31, 2017	$215	$3,123	$3,338
Cash payments	(215)	(2,136)	(2,351)
Other adjustments	—	326	326
Foreign exchange impact	—	(18)	(18)
Balance at September 30, 2018	$—	$1,295	$1,295

Other Related Costs
The Company incurred severance and other costs of $54 and $238 for the three months ended September 30, 2018 and 2017, respectively, and $77 and $880 for the nine months ended September 30, 2018 and 2017, respectively. These costs were not associated with formal restructuring plans and primarily related to severance charges for certain employees, professional fees and other expenses related to the Company’s organizational changes.
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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The reconciliation from basic to diluted weighted average shares outstanding is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Weighted average shares outstanding – Basic	133,336,352	104,096,837	133,237,653	104,020,180
Dilutive effect of unvested common shares and restricted stock units with service conditions and assumed stock option exercises and conversions	1,239,810	—	985,975	—
Weighted average shares outstanding – Diluted	134,576,162	104,096,837	134,223,628	104,020,180

Basic and diluted earnings per share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to PQ Group Holdings Inc.	$14,185	$(3,345)	$30,181	$(7,408)

Denominator:
Weighted average shares outstanding – Basic	133,336,352	104,096,837	133,237,653	104,020,180
Weighted average shares outstanding – Diluted	134,576,162	104,096,837	134,223,628	104,020,180
Net income (loss) per share:
Basic income (loss) per share	$0.11	$(0.03)	$0.23	$(0.07)
Diluted income (loss) per share	$0.11	$(0.03)	$0.22	$(0.07)

The table below presents the details of the Company’s equity-based awards outstanding at the end of each respective period that were excluded from the calculation of diluted earnings per share:

	September 30,
	2018	2017
Restricted stock awards with performance only targets not yet achieved	1,659,050	1,769,447
Stock options with performance only targets not yet achieved	586,253	586,253
Anti-dilutive restricted stock awards and restricted stock units	—	340,380
Anti-dilutive stock options	—	1,539,266

Restricted stock awards and stock options with performance only vesting conditions are not included in the dilution calculation, as the performance targets have not been achieved as of the end of the respective periods. For the three and nine months ended September 30, 2017, all of the Company’s restricted stock awards and stock options subject to service vesting conditions were considered anti-dilutive, as the Company was in a net loss position. Anti-dilutive awards are not included in the dilution calculation, as their inclusion would have the effect of increasing diluted income per share.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

20. Supplemental Cash Flow Information:
The following table presents supplemental cash flow information for the Company:

	Nine months ended September 30,
	2018	2017
Cash paid during the period for:
Income taxes	$16,121	$21,005
Interest(1)	79,333	118,793
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the period end	10,624	12,924

(1)
Excludes capitalized interest and the net interest proceeds on swaps designated as net investment hedges, which are included within cash flows from investing activities in the Company’s condensed consolidated statements of cash flows.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets as of September 30, 2018 and 2017 to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows for the nine months then ended:

	September 30,
	2018	2017
Cash and cash equivalents	$56,684	$68,838
Restricted cash included in prepaid and other current assets	1,333	2,300
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$58,017	$71,138

21. Subsequent Events:
Other than the $500,000 notional amount of interest rate cap agreements entered into by the Company in November 2018 as described in Note 13 to these condensed consolidated financial statements, the Company has evaluated subsequent events since the balance sheet date and determined that there are no additional items to disclose.

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
Forward-looking Statements
This periodic report on Form 10-Q (“Form 10-Q”) includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. Examples of forward-looking statements include, but are not limited to, statements we make regarding our liquidity, including our belief that our current level of operations, cash and cash equivalents, cash flow from operations and borrowings under our credit facilities and other lines of credit will provide us adequate cash to fund the working capital, capital expenditure, debt service and other requirements for our business for the foreseeable future. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed herein may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include risks related to:

•	our exposure to local business risks and regulations in different countries;

•	general economic conditions;

•	exchange rate fluctuations;

•	legal and regulatory compliance;

•	technological or other changes in our customers’ products;

•	our and our competitors’ research and development;

•	fluctuations in prices of raw materials and relationships with our key suppliers;

•	substantial competition;

•	non-payment or non-performance by our customers;

•	reliance on a small number of customers;

•	potential early termination or non-renewal of customer contracts in our refining services product group;

•	reductions in highway safety spending;

•	seasonal fluctuations in demand for some of our products;

•	retention of certain key personnel;

•	our growth projects;

•	potential product liability claims;

•	existing and potential future government regulation;

•	the extensive environmental, health and safety regulations to which we are subject;

•	disruption of production and distribution of our products;

•	our insurance coverage;

•	product quality;

•	our acquisition strategy;

•	our joint venture investments;

•	our failure to protect our intellectual property and infringement on the intellectual property rights of third parties;

•	information technology risks;

•	potential labor disruptions;

•	litigation and other administrative and regulatory proceedings;

•	our substantial indebtedness; and

•	other factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on For 10-K for the year ended December 31, 2017.
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
Foreign Currency
As a global business, we are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. We operate a geographically diverse business with approximately 40% and 41% of our sales for the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively, in currencies other than the U.S. dollar. Because our consolidated financial results are reported in U.S. dollars, sales or earnings generated in currencies other than the U.S. dollar can result in a significant increase or decrease in the amount of those sales and earnings when translated to U.S. dollars. The foreign currencies to which we have the most significant exchange rate exposure include the Euro, British pound, Canadian dollar, Brazilian real and the Mexican peso.
Results of Operations
Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Highlights
The following is a summary of our financial performance for the three months ended September 30, 2018 compared with the three months ended September 30, 2017.
Sales

•	Net sales increased $35.4 million to $427.2 million. The increase in sales was primarily due to higher sales volumes, the pass-through of higher commodity in sales prices and favorable customer mix.
Gross Profit

•
Gross profit increased $5.0 million to $107.5 million. Our increase in gross profit was primarily due to higher sales volumes which was partially offset by unfavorable manufacturing and transportation costs and product mix.

Operating Income

•
Operating income increased by $2.5 million to $48.9 million. Our operating income increased due to an increase in our gross profit, partially offset by compensation related expenses for the three months ended September 30, 2018.

Equity in Net Income of Affiliated Companies

•
Equity in net income of affiliated companies for the three months ended September 30, 2018 was $5.6 million, compared to $10.3 million for the three months ended September 30, 2017. The decrease of $4.7 million was due to lower earnings generated by our Zeolyst Joint Venture for the three months ended September 30, 2018.

The following is our unaudited condensed consolidated statements of operations and a summary of financial results for the three months ended September 30, 2018 and 2017:

	Three months ended September 30,		Change
	2018	2017	$	%
	(in millions, except percentages)
Sales	$427.2	$391.8	$35.4	9.0%
Cost of goods sold	319.7	289.3	30.4	10.5%
Gross profit	107.5	102.5	5.0	4.9%
Gross profit margin	25.2%	26.2%
Selling, general and administrative expenses	42.1	36.3	5.8	16.0%
Other operating expense, net	16.5	19.8	(3.3)	(16.7)%
Operating income	48.9	46.4	2.5	5.4%
Operating income margin	11.4%	11.8%
Equity in net (income) from affiliated companies	(5.6)	(10.3)	4.7	(45.6)%
Interest expense, net	28.2	49.1	(20.9)	(42.6)%
Debt extinguishment costs	0.9	0.5	0.4	80.0%
Other expense, net	2.5	5.0	(2.5)	(50.0)%
Income before income taxes and noncontrolling interest	22.9	2.1	20.8	990.5%
Provision for income taxes	8.5	5.2	3.3	63.5%
Effective tax rate	37.0%	239.9%
Net income (loss)	14.4	(3.1)	17.5	(564.5)%
Less: Net income attributable to the noncontrolling interest	0.2	0.3	(0.1)	(33.3)%
Net income (loss) attributable to PQ Group Holdings Inc.	$14.2	$(3.4)	$17.6	(517.6)%

Sales

	Three months ended September 30,		Change
	2018	2017	$	%
	(in millions, except percentages)
Sales:
Silica Catalysts	$16.3	$15.1	$1.2	7.9%
Refining Services	123.4	100.4	23.0	22.9%
Environmental Catalysts & Services	139.7	115.5	24.2	21.0%

Performance Chemicals	174.7	175.5	(0.8)	(0.5)%
Performance Materials	115.4	104.4	11.0	10.5%
Eliminations	(1.8)	(2.8)	1.0	(35.7)%
Performance Materials & Chemicals	288.3	277.1	11.2	4.0%

Inter-segment sales eliminations	(0.8)	(0.8)	—	—%

Total sales	$427.2	$391.8	$35.4	9.0%

Environmental Catalysts & Services: Sales in Environmental Catalysts and Services for the three months ended September 30, 2018 were $139.7 million, an increase of $24.2 million, or 21.0%, compared to sales of $115.5 million for the three months ended September 30, 2017. The increase in sales was primarily due to higher volumes of $15.8 million and higher average selling price and customer mix of $8.9 million.
The increase in volumes was driven by higher customer demand for our virgin sulfuric acid, regeneration services and polyolefin product lines. The higher average selling price and customer mix was driven by higher cost pass-through pricing in our virgin sulfuric acid product line.

Performance Materials & Chemicals: Sales in Performance Materials and Chemicals for the three months ended September 30, 2018 were $288.3 million, an increase of $11.2 million, or 4.0%, compared to sales of $277.1 million for the three months ended September 30, 2017. The increase in sales was primarily due to higher average selling price and favorable customer mix of $10.8 million and higher sales volumes of $7.9 million, which was partially offset by the unfavorable effects of foreign currency translation of $7.5 million.
Higher average selling prices were principally a result of favorable cost pass-through pricing and increased volumes of higher-priced product lines. The increase in volumes was due to growth in our highway safety product line and sodium silicate industrial demand, which more than offset lower demand in our consumer cleaning product line. The unfavorable effects of foreign currency were primarily driven by the stronger U.S. dollar.
Gross Profit
Gross profit for the three months ended September 30, 2018 was $107.5 million, an increase of $5.0 million, or 4.9%, compared with $102.5 million for the three months ended September 30, 2017. The increase in gross profit was due to favorable customer pricing of $19.4 million, higher volumes of $12.8 million and lower depreciation expense of $1.5 million, which was offset by unfavorable manufacturing costs of $23.2 million, unfavorable product mix of $3.5 million and the unfavorable effects of foreign currency translation of $2.0 million.
Higher virgin sulfuric acid and regeneration services product line volumes more than offset a decline in consumer cleaning product sales. The unfavorable change in manufacturing costs was driven by higher raw material costs, some of which are passed through in price, and increased production, transportation and labor inflation costs. The unfavorable change in manufacturing costs was partially offset by lower highway safety product line normalization of manufacturing costs that were incurred during the three months ended September 30, 2017. Unfavorable product mix was driven by increased volumes of lower-margin products.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2018 were $42.1 million, an increase of $5.8 million compared with $36.3 million for the three months ended September 30, 2017. The increase in selling, general and administrative expenses was due to higher stock compensation expense related to awards issued in conjunction with our initial public offering and increased professional fees.
Other Operating Expense, Net
Other operating expense, net for the three months ended September 30, 2018 was $16.5 million, a decrease of $3.3 million, compared with $19.8 million for the three months ended September 30, 2017. The decrease in other operating expense, net was due to lower severance costs related to a plant shutdown and lower management advisory fees due to agreements terminated as a result of our initial public offering.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the three months ended September 30, 2018 was $5.6 million, compared to $10.3 million for the three months ended September 30, 2017. The decrease was primarily due to $4.6 million of lower earnings from our Zeolyst Joint Venture during the three months ended September 30, 2018. The decrease in earnings from our Zeolyst Joint Venture was due to lower specialty catalyst product sales orders to the petrochemical industry.
Interest Expense, Net
Interest expense, net for the three months ended September 30, 2018 was $28.2 million, a decrease of $20.9 million, as compared with $49.1 million for the three months ended September 30, 2017. The decrease in interest expense is due to lower average debt balances, mainly as a result of the repayment of outstanding debt with the proceeds from our initial public offering in October 2017, and reduction in interest rates related to our refinancing efforts completed during the 2017 fiscal year and first quarter of 2018.
Debt Extinguishment Costs
Debt extinguishment costs for the three months ended September 30, 2018 and 2017 were $0.9 million and $0.5 million, respectively. During the quarter ended September 30, 2018, the Company prepaid $45.0 million of outstanding principal balance on the New Term Loan Facility. The Company wrote off $0.3 million of previously unamortized deferred financing costs and original issue discount of $0.6 million as debt extinguishment costs for the three and nine months ended September 30, 2018.
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

Other Expense, Net
Other expense, net for the three months ended September 30, 2018 was $2.5 million, a decrease of $2.5 million, as compared with $5.0 million for the three months ended September 30, 2017. The change in other expense, net primarily consisted of a decrease of $1.8 million of foreign currency losses driven by the non-permanent debt denominated in local currency and translated to U.S. dollars.
Provision for Income Taxes
The provision for income taxes for the three months ended September 30, 2018 was $8.5 million compared to a $5.2 million provision for the three months ended September 30, 2017. The effective income tax rate for the three months ended September 30, 2018 was 37.0% compared to 239.9% for the three months ended September 30, 2017.
The Company’s effective income tax rate fluctuates based primarily on changes in income mix (including the effect of loss companies), impact of recently enacted U.S. tax law, the recording of provision to return adjustments in the U.S. and changes in foreign exchange gains and losses, which create permanent differences in certain jurisdictions.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended September 30, 2018 was mainly due to the tax effect of permanent differences related to foreign currency exchange gain or loss, inclusion of foreign earnings in the U.S. as a result of recently enacted tax law, pre-tax losses with no associated tax benefit, the recording of provision to return adjustments in the U.S., discrete impacts of opening balance sheet adjustments related to the Sovitec acquisition and state taxes.
Net Income (Loss) Attributable to PQ Group Holdings
For the foregoing reasons and after the effect of the non-controlling interest in earnings of subsidiaries for each period presented, net income attributable to PQ Group Holdings was $14.2 million for the three months ended September 30, 2018 compared with a net loss of $3.4 million for three months ended September 30, 2017.
Adjusted EBITDA
Summarized Segment Adjusted EBITDA information is shown below in the following table:

	Three months ended September 30,		Change
	2018	2017	$	%
	(in millions, except percentages)
Segment Adjusted EBITDA:(1)
Environmental Catalysts & Services(2)	$65.3	$61.9	$3.4	5.5%
Performance Materials & Chemicals	63.1	65.9	(2.8)	(4.2)%
Total Segment Adjusted EBITDA(3)	128.4	127.8	0.6	0.5%
Unallocated corporate expenses	(10.3)	(7.9)	(2.4)	30.4%
Total Adjusted EBITDA	$118.1	$119.9	$(1.8)	(1.5)%

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

(2)
The Adjusted EBITDA from our Zeolyst Joint Venture included in the Environmental Catalysts and Services segment is $10.5 million for the three months ended September 30, 2018, which includes $5.5 million of equity in net income, excluding $1.7 million of amortization of investment in affiliate step-up plus $3.3 million of joint venture depreciation, amortization and interest. The Adjusted EBITDA from our Zeolyst Joint Venture included in the Environmental Catalysts and Services segment is $14.4 million for the three months ended September 30, 2017, which includes $10.1 million of equity in net income, excluding $1.7 million of amortization of investment in affiliate step-up plus $2.6 million of joint venture depreciation, amortization and interest.

(3)	Our total Segment Adjusted EBITDA differs from our total consolidated Adjusted EBITDA due to unallocated corporate expenses.
Adjusted EBITDA for the three months ended September 30, 2018 was $118.1 million, a decrease of $1.8 million, or 1.5%, compared with $119.9 million for the three months ended September 30, 2017.

Environmental Catalysts & Services: Adjusted EBITDA for the three months ended September 30, 2018 was $65.3 million, an increase of $3.4 million, or 5.5%, compared with $61.9 million for the three months ended September 30, 2017.
The increase in Adjusted EBITDA was driven by higher customer demand for our virgin sulfuric acid and regeneration services product lines. This was partly offset by lower specialty catalyst product sales orders to the petrochemical industry.
Performance Materials & Chemicals: Adjusted EBITDA for the three months ended September 30, 2018 was $63.1 million, a decrease of $2.8 million, or 4.2%, compared with $65.9 million for the three months ended September 30, 2017.
The decrease in Adjusted EBITDA was due to higher raw materials costs, some of which are passed through in price, and increased labor and transportation costs. Increased demand in our highway safety product line partially offset the increase in costs.
A reconciliation of net income (loss) attributable to PQ Group Holdings to Segment Adjusted EBITDA is as follows:

	Three months ended September 30,
	2018	2017
	(in millions)
Reconciliation of net income (loss) attributable to PQ Group Holdings Inc. to Segment Adjusted EBITDA
Net income (loss) attributable to PQ Group Holdings Inc.	$14.2	$(3.4)
Provision for income taxes	8.5	5.2
Interest expense, net	28.2	49.1
Depreciation and amortization	43.8	45.9
EBITDA	94.7	96.8
Joint venture depreciation, amortization and interest(a)	3.3	2.6
Amortization of investment in affiliate step-up(b)	1.7	1.7
Debt extinguishment costs	0.9	0.5
Net loss on asset disposals(c)	5.2	3.5
Foreign currency exchange loss(d)	3.5	5.3
LIFO expense(e)	0.9	0.8
Management advisory fees(f)	—	1.3
Transaction and other related costs(g)	0.2	1.0
Equity-based compensation	4.3	1.0
Restructuring, integration and business optimization expenses(h)	2.2	5.0
Defined benefit pension plan cost(i)	0.1	0.8
Other(j)	1.1	(0.4)
Adjusted EBITDA	118.1	119.9
Unallocated corporate expenses	10.3	7.9
Total Segment Adjusted EBITDA	$128.4	$127.8

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

(e)
Represents non-cash adjustments to the Company’s LIFO reserves for certain inventories in the U.S. that are valued using the LIFO method, which we believe provides a means of comparison to other companies that may not use the same basis of accounting for inventories.

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

Adjusted Net Income
Summarized adjusted net income information is shown below in the following table:

	Three months ended September 30,
	2018	2017
	(in millions)
Reconciliation of net income (loss) attributable to PQ Group Holdings Inc. to Adjusted Net Income(1)(2)
Net income (loss) attributable to PQ Group Holdings Inc.	$14.2	$(3.4)
Amortization of investment in affiliate step-up(b)	0.9	1.0
Debt extinguishment costs	0.2	0.3
Net loss on asset disposals(c)	2.9	2.1
Foreign currency exchange loss(d)	4.0	5.2
LIFO expense(e)	0.3	0.5
Management advisory fees(f)	—	0.8
Transaction and other related costs(g)	0.1	0.6
Equity-based compensation	2.2	0.7
Restructuring, integration and business optimization expenses(h)	1.2	2.9
Defined benefit pension plan cost(i)	0.1	0.5
Other(j)	0.4	—
Adjusted Net Income, including non-cash GILTI tax	$26.5	$11.2

Impact of non-cash GILTI tax(3)	11.4	—
Impact of tax reform(4)	(2.5)	—
Adjusted Net Income	$35.4	$11.2

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
The adjustments to net income (loss) attributable to PQ Group Holdings Inc. are shown net of applicable tax rates which range between 38.0% and 42.1% for the three months ended September 30, 2018 and September 30, 2017, except for the foreign currency exchange loss for which the tax is calculated as a discrete item using the applicable statutory income tax rates.
Results of Operations
Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Highlights
The following is a summary of our financial performance for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017.
Sales

•
Net sales increased $114.1 million to $1,228.1 million. The increase in sales was primarily due to higher sales volumes, favorable price and mix and the favorable effects of foreign currency translation.

Gross Profit

•
Gross profit increased $1.3 million to $294.0 million. The increase in gross profit was primarily due to higher average customer prices and higher sales volumes, which was partially offset by unfavorable manufacturing costs and mix.

Operating Income

•
Operating income decreased by $13.0 million to $126.1 million. The decrease in operating income was primarily due to higher compensation related expenses and professional fees, partially offset by an increase in gross profit for the nine months ended September 30, 2018.

Equity in Net Income of Affiliated Companies

•
Equity in net income of affiliated companies for the nine months ended September 30, 2018 was $31.1 million, compared with $24.9 million for the nine months ended September 30, 2017. The increase was due to an increase in earnings of $4.3 million generated by our Zeolyst Joint Venture during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 and $2.0 million of lower amortization on the fair value step-up of the underlying assets of our Zeolyst Joint Venture.

The following is our unaudited condensed consolidated statements of operations and a summary of financial results for the nine months ended September 30, 2018 and 2017.

	Nine months ended September 30,		Change
	2018	2017	$	%
	(in millions, except percentages)
Sales	$1,228.1	$1,114.0	$114.1	10.2%
Cost of goods sold	934.1	821.3	112.8	13.7%
Gross profit	294.0	292.7	1.3	0.4%
Gross profit margin	23.9%	26.3%
Selling, general and administrative expenses	126.2	106.4	19.8	18.6%
Other operating expense, net	41.7	47.2	(5.5)	(11.7)%
Operating income	126.1	139.1	(13.0)	(9.3)%
Operating income margin	10.3%	12.5%
Equity in net (income) from affiliated companies	(31.1)	(24.9)	(6.2)	24.9%
Interest expense, net	84.6	144.0	(59.4)	(41.3)%
Debt extinguishment costs	6.7	0.5	6.2	1,368.7%
Other expense, net	13.1	21.2	(8.1)	(38.2)%
Income (loss) before income taxes and noncontrolling interest	52.8	(1.7)	54.5	(3,205.9)%
Provision for income taxes	21.6	5.3	16.3	307.5%
Effective tax rate	40.9%	(304.2)%
Net income (loss)	31.2	(7.0)	38.2	(545.7)%
Less: Net income attributable to the noncontrolling interest	1.0	0.4	0.6	150.0%
Net income (loss) attributable to PQ Group Holdings Inc.	$30.2	$(7.4)	$37.6	(508.1)%

Sales

	Nine months ended September 30,		Change
	2018	2017	$	%
	(in millions, except percentages)
Sales:
Silica Catalysts	$50.2	$52.3	$(2.1)	(4.0)%
Refining Services	336.2	298.5	37.7	12.6%
Environmental Catalysts & Services	386.4	350.8	35.6	10.1%

Performance Chemicals	548.4	515.5	32.9	6.4%
Performance Materials	304.7	257.7	47.0	18.2%
Eliminations	(8.8)	(7.3)	(1.5)	20.5%
Performance Materials & Chemicals	844.3	765.9	78.4	10.2%

Inter-segment sales eliminations	(2.6)	(2.7)	0.1	(3.7)%

Total sales	$1,228.1	$1,114.0	$114.1	10.2%

Environmental Catalysts & Services: Sales in Environmental Catalysts and Services for the nine months ended September 30, 2018 were $386.4 million, an increase of $35.6 million, or 10.1%, compared to sales of $350.8 million for the nine months ended September 30, 2017. The increase in sales was primarily due to higher average selling price and customer mix of $21.8 million and higher volumes of $13.3 million.
The higher average selling price and customer mix was driven by higher cost pass-through pricing in our virgin sulfuric acid product line. The increase in volumes was driven by higher customer demand within our virgin sulfuric acid, regeneration services and polyolefin catalysts product lines, which was partially offset by lower methyl methacrylate sales.

Performance Materials & Chemicals: Sales in Performance Materials and Chemicals for the nine months ended September 30, 2018 were $844.3 million, an increase of $78.4 million, or 10.2%, compared to sales of $765.9 million for the nine months ended September 30, 2017. The increase in sales was primarily due to favorable volumes of $48.5 million, higher average selling price and customer mix of $20.5 million and the favorable effects of foreign currency translation of $9.4 million.
The increase in volumes was primarily driven by the integration of Sovitec into our existing European operations, growth in highway safety product sales and sodium silicate industrial demand. Higher average selling prices were principally a result of increased sales of higher-priced products and favorable cost pass-through pricing. The favorable effects of foreign currency were primarily driven by the stronger Euro and British Pound as compared to the U.S. dollar.
Gross Profit
Gross profit for the nine months ended September 30, 2018 was $294.0 million, an increase of $1.3 million, or 0.4%, compared with $292.7 million for the nine months ended September 30, 2017. The increase in gross profit was due to favorable pricing of $42.3 million, higher volumes of $31.5 million and the favorable effects of foreign currency translation of $2.5 million. This was partially offset by higher manufacturing costs of $57.7 million, unfavorable product mix of $15.0 million and higher depreciation expense of $2.3 million.
The higher average selling prices were principally a result of favorable cost pass through pricing, which offsets a portion of the unfavorable change in manufacturing costs. The increase in volumes was due to strong highway safety sales, increased sales of sodium silicates in emerging markets and stronger virgin and regenerated sulfuric acid demand. The unfavorable change in manufacturing costs was driven by higher raw material costs, some of which are passed through in price, and increased production, labor inflation and transportation costs. The unfavorable change in manufacturing costs was partially offset by lower highway product line normalization of manufacturing costs that were incurred during the nine months ended September 30, 2017. Unfavorable product mix was driven by increased volumes of lower-margin products.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2018 were $126.2 million, an increase of $19.8 million, or 18.6%, compared with $106.4 million for the nine months ended September 30, 2017. The increase in selling, general and administrative expenses was due to higher compensation related expenses due to an increase in employee headcount, higher stock compensation expense related to awards issued in conjunction with our initial public offering and increased professional fees.
Other Operating Expense, Net
Other operating expense, net for the nine months ended September 30, 2018 was $41.7 million, a decrease of $5.5 million, or 11.7%, compared with $47.2 million for the nine months ended September 30, 2017. The decrease in other operating expense, net was due to incurring severance and restructuring costs related to a plant shutdown in the prior year period, incurring legal and professional fee costs in the prior year period related to our initial public offering, lower management advisory fees due to agreements terminated as a result of our initial public offering, lower transaction-related costs related to our June 2017 acquisition of Sovitec and the receipt of insurance proceeds totaling $2.5 million in the current period related to losses sustained as a result of Hurricane Harvey in August 2017 (of which $1.6 million was recorded in other operating expense, net). Offsetting the decrease in other operating expense, net was an increase in amortization expense related to the intangible assets identified as part of the Sovitec acquisition.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the nine months ended September 30, 2018 was $31.1 million, an increase of $6.2 million, compared with income of $24.9 million for the nine months ended September 30, 2017. The increase in earnings generated by our Zeolyst Joint Venture was due to higher sales for emission control and packaging & engineered plastics products, which was partially offset by increased fixed and production costs.
Interest Expense, Net
Interest expense, net for the nine months ended September 30, 2018 was $84.6 million, a decrease of $59.4 million, as compared with $144.0 million for the nine months ended September 30, 2017. The decrease in interest expense is due to lower average debt balances, mainly as a result of the repayment of outstanding debt with the proceeds from our initial public offering in October 2017, and reduction in interest rates related to our refinancing efforts completed during the 2017 fiscal year and first quarter of 2018.
Debt Extinguishment Costs
Debt extinguishment costs for the nine months ended September 30, 2018 and 2017 were $6.7 million and $0.5 million, respectively. On February 8, 2018 we refinanced our existing senior secured term loan facility with a new $1,267.0 million senior secured term loan facility to reduce the applicable interest rates. The company recorded $2.1 million of new creditor and third-party financing fees as debt extinguishment costs. In addition, previous unamortized deferred financing costs of $1.4 million and original issue discount of $2.4 million associated with the existing senior secured term loan facility were written off as debt extinguishment costs.

During the quarter ended September 30, 2018, the Company prepaid $45.0 million of outstanding principal balance on the New Term Loan Facility. The Company wrote off $0.3 million of previously unamortized deferred financing costs and original issue discount of $0.6 million as debt extinguishment costs for the three and nine months ended September 30, 2018.
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
Other Expense, Net
Other expense, net was $13.1 million for the nine months ended September 30, 2018, a favorable change of $8.1 million, compared with other expense, net of $21.2 million for the nine months ended September 30, 2017. The change in other expense, net primarily consisted of a decrease of $6.3 million of foreign currency losses mainly driven by the February 8, 2018 refinancing of our Euro-denominated term loan and the non-permanent debt denominated in local currency and translated to U.S. dollars.
Provision for Income Taxes
The provision for income taxes for the nine months ended September 30, 2018 was $21.6 million compared to a $5.3 million provision for the nine months ended September 30, 2017. The effective income tax rate for the nine months ended September 30, 2018 was 40.9% compared to (304.2)% for the nine months ended September 30, 2017.
The Company’s effective income tax rate fluctuates based primarily on changes in income mix (including the effect of loss companies), impact of recently enacted U.S. tax law, the recording of provision to return adjustments in the U.S. and changes in foreign exchange gains and losses, which create permanent differences in certain jurisdictions.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the nine months ended September 30, 2018 was mainly due to the tax effect of permanent differences related to foreign currency exchange gain or loss, inclusion of foreign earnings in the U.S. as a result of recently enacted tax law, pre-tax losses with no associated tax benefit, the recording of provision to return adjustments in the U.S., discrete impacts of opening balance sheet adjustments related to the Sovitec acquisition and state taxes.
Net Income (Loss) Attributable to PQ Group Holdings
For the foregoing reasons and after the effect of the non-controlling interest in earnings of subsidiaries for each period presented, net income attributable to PQ Group Holdings Inc. was $30.2 million for the nine months ended September 30, 2018 as compared to a net loss of $7.4 million for the nine months ended September 30, 2017.
Adjusted EBITDA
Summarized Segment Adjusted EBITDA information is shown below in the following table:

	Nine months ended September 30,		Change
	2018	2017	$	%
	(in millions, except percentages)
Segment Adjusted EBITDA:(1)
Environmental Catalysts & Services(2)	$188.6	$182.6	$6.0	3.3%
Performance Materials & Chemicals	193.6	184.8	8.8	4.8%
Total Segment Adjusted EBITDA(3)	382.2	367.4	14.8	4.0%
Unallocated corporate expenses	(27.3)	(23.5)	(3.8)	16.2%
Total Adjusted EBITDA	$354.9	$343.9	$11.0	3.2%

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

(2)
The Adjusted EBITDA from the Zeolyst Joint Venture included in the Environmental Catalyst and Services segment is $45.2 million for the nine months ended September 30, 2018, which includes $31.0 million of equity in net income, excluding $5.0 million of amortization of investment in affiliate step-up plus $9.2 million of joint venture depreciation, amortization and interest. The Adjusted

EBITDA from the Zeolyst Joint Venture included in the Environmental Catalyst and Services segment is $39.7 million for the nine months ended September 30, 2017, which includes $24.6 million of equity in net income, excluding $6.9 million of amortization of investment in affiliate step-up plus $8.1 million of joint venture depreciation, amortization and interest.

(3)	Our total Segment Adjusted EBITDA differs from our total consolidated Adjusted EBITDA due to unallocated corporate expenses.
Adjusted EBITDA for the nine months ended September 30, 2018 was $354.9 million, an increase of $11.0 million, or 3.2%, compared with $343.9 million for the nine months ended September 30, 2017.
Environmental Catalysts & Services: Adjusted EBITDA for the nine months ended September 30, 2018 was $188.6 million, an increase of $6.0 million, or 3.3%, compared with $182.6 million for the nine months ended September 30, 2017.
The increase in Adjusted EBITDA was driven primarily by increased earnings generated by our Zeolyst Joint Venture due to higher sales volumes of aromatic catalyst and catalyst sales for emission control and higher cost pass-through pricing in our virgin sulfuric acid product line. The increase in Adjusted EBITDA was partially offset by lower chemical synthesis catalysts sales due to the timing of customer order patterns, increased fixed costs and plant maintenance costs incurred at three of our refining services facilities.
Performance Materials & Chemicals: Adjusted EBITDA for the nine months ended September 30, 2018 was $193.6 million, an increase of $8.8 million, or 4.8%, compared with $184.8 million for the nine months ended September 30, 2017.
The increase in Adjusted EBITDA was due to higher contribution margins from sodium silicate and highway safety product line sales, the integration of Sovitec into our European operations and the favorable effects of foreign currency translation, which was partially offset by higher fixed costs.
A reconciliation of net income (loss) attributable to PQ Group Holdings to Segment Adjusted EBITDA is as follows:

	Nine months ended September 30,
	2018	2017
	(in millions)
Reconciliation of net income (loss) attributable to PQ Group Holdings Inc. to Segment Adjusted EBITDA
Net income (loss) attributable to PQ Group Holdings Inc.	$30.2	$(7.4)
Provision for income taxes	21.6	5.3
Interest expense, net	84.6	144.0
Depreciation and amortization	139.3	129.1
EBITDA	275.7	271.0
Joint venture depreciation, amortization and interest(a)	9.2	8.1
Amortization of investment in affiliate step-up(b)	5.0	6.9
Amortization of inventory step-up(c)	1.6	0.9
Debt extinguishment costs	6.7	0.5
Net loss on asset disposals(d)	11.1	6.4
Foreign currency exchange loss(e)	15.3	21.6
LIFO expense(f)	5.9	3.2
Management advisory fees(g)	—	3.8
Transaction and other related costs(h)	0.9	5.3
Equity-based compensation	11.9	3.9
Restructuring, integration and business optimization expenses(i)	5.7	8.0
Defined benefit pension plan cost(j)	0.3	2.2
Other(k)	5.6	2.1
Adjusted EBITDA	354.9	343.9
Unallocated corporate expenses	27.3	23.5
Total Segment Adjusted EBITDA	$382.2	$367.4

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

(f)
Represents non-cash adjustments to the Company’s LIFO reserves for certain inventories in the U.S. that are valued using the LIFO method, which we believe provides a means of comparison to other companies that may not use the same basis of accounting for inventories.

(g)
Reflects consulting fees paid to CCMP and affiliates of INEOS for consulting services that include certain financial advisory and management services. These payments ceased as of the closing of our initial public offering.

(h)
Relates to certain transaction costs described in our condensed consolidated financial statements as well as other costs related to several transactions that are completed, pending or abandoned and that we believe are not representative of our ongoing business operations.

(i)	Includes the impact of restructuring, integration and business optimization expenses which are incremental costs that are not representative of our ongoing business operations.

(j)
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

Adjusted Net Income
Summarized adjusted net income information is shown below in the following table:

	Nine months ended September 30,
	2018	2017
	(in millions)
Reconciliation of net income (loss) attributable to PQ Group Holdings Inc. to Adjusted Net Income(1)(2)
Net income (loss) attributable to PQ Group Holdings Inc.	$30.2	$(7.4)
Amortization of investment in affiliate step-up(b)	3.1	4.0
Amortization of inventory step-up(c)	1.0	0.5
Debt extinguishment costs	4.3	0.3
Net loss on asset disposals(d)	6.9	3.7
Foreign currency exchange loss(e)	12.0	14.9
LIFO expense(f)	3.6	1.9
Management advisory fees(g)	—	2.2
Transaction and other related costs(h)	0.6	3.1
Equity-based compensation	7.3	2.2
Restructuring, integration and business optimization expenses(i)	3.5	4.6
Defined benefit pension plan cost(j)	0.2	1.3
Other(k)	3.3	1.2
Adjusted Net Income, including non-cash GILTI tax	$76.0	$32.5

Impact of non-cash GILTI tax(3)	19.0	—
Impact of tax reform(4)	(1.5)	—
Adjusted Net Income	$93.5	$32.5

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
The adjustments to net income (loss) attributable to PQ Group Holdings Inc. are shown net of applicable tax rates of 38.2% and 42.1% for the nine months ended September 30, 2018 and September 30, 2017, respectively, except for the foreign currency exchange loss for which the tax is calculated as a discrete item using the applicable statutory income tax rates.

 Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity consist of cash flow from operations, existing cash balances as well as funds available under our asset based lending revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources of funds. Our primary liquidity requirements include funding working capital requirements (primarily inventory and accounts receivable, accounts payable and other accrued liabilities), debt service requirements and capital expenditures. Our capital expenditures include both maintenance of business, which include spending on maintenance and health, safety, environmental initiatives and cost savings initiatives as well as growth, which includes spending to drive organic sales growth.
We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our asset based lending revolving credit facility, will be sufficient to meet our presently anticipated future cash needs for at least the next 12 months. We may also pursue strategic acquisition opportunities, which may impact our future cash requirements. We may, from time to time, increase borrowings under our asset based lending revolving credit facility to meet our future cash needs. As of September 30, 2018, we had cash and cash equivalents of $56.7 million and availability of $170.9 million under our asset based lending revolving credit facility, after giving effect to $19.9 million of outstanding letters of credit and $0.0 million of revolving credit facility borrowings, for a total available liquidity of $227.6 million. As of September 30, 2018, we were in compliance with all covenants under our debt agreements.
Included in our cash and cash equivalents balance as of September 30, 2018 was $53.0 million of cash and cash equivalents held in foreign jurisdictions. We repatriate cash held outside of the United States from certain foreign subsidiaries in order to meet domestic liquidity needs. Depending on domestic and foreign cash balances, we have certain flexibility to repatriate funds in order to meet those needs. Specifically, we have an intercompany loan structure in place with several of our foreign subsidiaries that allows us to repatriate foreign cash in a tax efficient manner from those subsidiaries. In certain cases, the repatriation of foreign cash under previous U.S. tax law had generally been subject to U.S. income taxes at the time of cash distribution. Due to the enactment of the TCJA in December 2017, future overseas earnings repatriation will generally no longer be subject to U.S. federal income taxes at the time of cash distribution. However, future foreign earnings may still be taxed for state income tax purposes, as well as subject to certain foreign withholding tax obligations, when cash amounts are distributed back to the U.S.
As of September 30, 2018, our total indebtedness was $2,205.9 million, with up to $170.9 million of available borrowings under our asset based lending revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements. As reported, our cash interest expense for the nine months ended September 30, 2018 and 2017 was approximately $79.3 million and $118.8 million, respectively. Before any impact of hedges, a one percent change in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $12.3 million on interest expense.
Cash Flow

	Nine months ended September 30,
	2018	2017
	(in millions)
Net cash provided by (used in)
Operating activities	$166.0	$109.8
Investing activities	(95.8)	(146.5)
Financing activities	(77.8)	29.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.6)	(6.5)
Net change in cash, cash equivalents and restricted cash	(9.2)	(14.0)
Cash, cash equivalents and restricted cash at beginning of period	67.2	85.1
Cash, cash equivalents and restricted cash at end of period	$58.0	$71.1

	Nine months ended September 30,
	2018	2017
	(in millions)
Net income (loss)	$31.2	$(7.0)
Non-cash and non-working capital related activities(1)	184.3	145.7
Changes in working capital	(43.1)	(25.5)
Other operating activities	(6.4)	(3.4)
Net cash provided by operating activities	$166.0	$109.8

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

Net cash provided by operating activities was $166.0 million for the nine months ended September 30, 2018, compared to $109.8 million provided for the nine months ended September 30, 2017. Cash generated by net income (loss) plus non-cash and non-working capital related activities was higher during the nine months ended September 30, 2018 by $76.8 million compared to the same period in the prior year. The change in working capital during the nine months ended September 30, 2018 was unfavorable compared to the nine months ended September 30, 2017. Cash used to fund working capital was $43.1 million and $25.5 million for the nine months ended September 30, 2018 and 2017, respectively.
The increase in cash generated by net income (loss) plus non-cash and non-working capital related activities of $76.8 million as compared to the prior year period was primarily due to lower interest expense under our new debt structure, the integration of Sovitec into our existing European operations, higher highway safety sales, increased sales within our Zeolyst Joint Venture and higher cost pass-through pricing, which was partially offset by higher plant maintenance costs, higher compensation related costs due to increased employee headcount and increased labor inflation costs.

	Nine months ended September 30,
	2018	2017
	(in millions)
Working capital changes that provided (used) cash:
Receivables	$(43.1)	$(28.9)
Inventories	8.8	4.9
Prepaids and other current assets	(1.6)	(6.0)
Accounts payable	(7.6)	(9.0)
Accrued liabilities	0.4	13.5
	$(43.1)	$(25.5)

The decrease in cash from working capital of $17.6 million as compared to the prior year was primarily due to unfavorable changes in accounts receivable and accrued liability balances, which was partially offset by favorable changes in inventory and accounts payable.
The unfavorable change in accounts receivable was due to increased sales within our highway safety product line and refining services product groups. The unfavorable change in accrued liabilities was primarily due to the timing of interest payments made under our new debt structure. The favorable change in inventory was driven by increased sales and seasonal depletion of inventory within our highway safety product line. The favorable change in accounts payable was due to decreased levels of pending capital payments in accounts payable in the current year and the timing of plant maintenance costs in the prior year.

	Nine months ended September 30,
	2018	2017
	(in millions)
Purchases of property, plant and equipment	$(95.3)	$(90.2)
Investment in affiliated companies	(5.0)	(9.0)
Loan receivable under the New Markets Tax Credit Arrangement	—	(6.2)
Business combinations, net of cash acquired	(1.0)	(41.6)
Net interest proceeds on swaps designated as net investment hedges	4.3	—
Other, net	1.2	0.5
Net cash used in investing activities	$(95.8)	$(146.5)
Net cash used in investing activities was $95.8 million for the nine months ended September 30, 2018, compared to cash used of $146.5 million during the same period in 2017. Cash used in investing activities primarily consisted of utilizing $95.3 million and $90.2 million to fund capital expenditures during the nine months ended September 30, 2018 and 2017, respectively. The acquisitions of a cullet business in May 2018 and Sovitec in June 2017 used cash of approximately $1.0 million and $41.6 million during the nine months ended September 30, 2018 and 2017, respectively.

	Nine months ended September 30,
	2018	2017
	(in millions)
Net revolver borrowings	$(23.5)	$32.6
Net cash repayments on debt obligations	(53.0)	(2.7)
Other financing activities	(1.3)	(0.8)
Net cash (used in) provided by financing activities	$(77.8)	$29.2
Net cash used in financing activities was $77.8 million for the nine months ended September 30, 2018, compared to net cash provided of $29.2 million during the same period in 2017. Net cash used in financing activities was primarily driven by $80.4 million in repayments of our term debt and revolving credit facility made through the nine months ended September 30, 2018. This was partially offset by $10.0 million of new borrowings made under the new term loan facility for refinancing costs and borrowings made under our working capital line of credit in the first half of 2018. Net cash provided by financing activities for the nine months ended September 30, 2017 was mainly due to $32.6 million of net borrowings under our revolving credit facility.
Debt

	September 30, 2018	December 31, 2017
	(in millions)
Term Loan Facility (U.S. dollar denominated)	$—	$916.2
Term Loan Facility (Euro denominated)	—	335.8
New Term Loan Facility	1,212.5	—
6.75% Senior Secured Notes due 2022	625.0	625.0
5.75% Senior Unsecured Notes due 2025	300.0	300.0
ABL Facility	—	25.0
Other	68.4	68.3
Total debt	2,205.9	2,270.3
Original issue discount	(20.1)	(18.4)
Deferred financing costs	(17.4)	(21.4)
Total debt, net of original issue discount and deferred financing costs	2,168.4	2,230.5
Less: current portion	(21.4)	(45.2)
Total long-term debt, excluding current portion	$2,147.0	$2,185.3

As of September 30, 2018, our total debt was $2,205.9 million, including $16.6 million of other foreign debt and $51.8 million of notes payable for the NMTC financing and excluding the original issue discount of $20.1 million and deferred financing fees of $17.4 million for our senior secured credit facilities. Our net debt as of September 30, 2018 was $2,080.8 million, excluding $16.6 million of other foreign debt and $51.8 million of NMTC notes payable, and including cash and cash equivalents of $56.7 million. We may seek, subject to market conditions and other factors, opportunities to repurchase, refinance or otherwise reprice our debt.
Capital Expenditures
Maintenance capital expenditures include spending on maintenance of business, cost savings initiatives and health, safety and environmental initiatives. Growth capital expenditures include spending to drive organic sales growth. These capital expenditures represent our “book” capital expenditures for which the company has recorded, but not necessarily paid for the capital expenditures.

	Nine months ended September 30,
	2018	2017
	(in millions)
Maintenance capital expenditures	$68.5	$66.7
Growth capital expenditures	16.1	18.2
Total capital expenditures	$84.6	$84.9

Capital expenditures remained at a level sufficient for required maintenance and certain expansion growth initiatives during these periods. Maintenance capital expenditures are higher in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due to plant maintenance costs incurred at three plants in the current period as compared to two plants in the prior period. Growth capital expenditures are lower in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due to plant expansion projects related to the Thermodrop® product line launched in 2017.
Pension Funding
We paid $6.4 million and $7.5 million in cash contributions into our defined benefit pension plans and other post-retirement plans during the nine months ended September 30, 2018 and 2017, respectively. The net periodic pension expense was $0.3 million and $2.6 million for those same periods, respectively.
Off–Balance Sheet Arrangements
We had $19.9 million of outstanding letters of credit on our revolver facility as of September 30, 2018.
Contractual Obligations
Information related to our contractual obligations at December 31, 2017 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 22, 2018, which we refer to as our Annual Report on Form 10-K. During the nine months ended September 30, 2018, there have been no significant changes to our contractual obligations as disclosed in our Annual Report on Form 10-K, other than as described below.
New Term Loan Facility
On February 8, 2018, we refinanced our then-existing senior secured term loan facility, which was to mature on November 2022, with a new $1,267.0 million senior secured term loan facility with a maturity date of February 2025. Annual principal payments are $12.7 million under the new senior secured term loan facility, which represents an immaterial change in our debt payment obligations under the then-existing senior secured term loan facility. Estimated interest expense (on an annualized basis), using the interest rate effective on September 30, 2018, is approximately $54.0 million on the new senior secured term loan facility through the maturity date of February 2025. Refer to Note 12 in these condensed consolidated financial statements for additional information.
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
Other than changes to our critical accounting policies and estimates regarding the recognition of revenue, as described in Note 3 to our September 30, 2018 unaudited condensed consolidated financial statements, there has been no material change in our critical accounting policies and use of estimates from those described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K.
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
As described in Note 2 to the condensed consolidated financial statements included in this report, the Financial Accounting Standards Board (“FASB”) issued guidance in August 2017 with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. As a result of our early adoption of the FASB guidance, and because the swap agreements are designated as net investment hedges, changes in the fair value of the cross-currency swap agreements will be recognized as a component of “Foreign currency translation, net of tax” within “Other comprehensive income (loss), net of tax” in the condensed consolidated statement of comprehensive income. In this regard, a favorable foreign currency change in the designated investment value of our foreign subsidiaries that use the euro as their functional currency generally will be offset by an unfavorable foreign currency change in the cross-currency swap agreements, and vice versa. At September 30, 2018, a 10% fluctuation in the U.S. dollar-to-euro currency exchange rate would have an approximately $32 million impact on the fair value of the notional amount of the cross-currency swap agreements and an offsetting $32 million impact on the designated net investment value of the foreign subsidiaries. In addition, in the event of a significant decline in the U.S. dollar-to-euro exchange rate, our payment obligations to the counterparties could have a material adverse effect on our cash flows. In this regard, if, at the expiration or earlier termination of the swap agreements, the U.S. dollar-to-euro currency exchange rate has declined by 10% from the rate in effect at September 30, 2018, we would be required to pay approximately $32 million to the counterparties. The swap agreements entail risk that the counterparties will not fulfill their obligations under the agreements. However, we believe the risk is reduced because we have entered into separate agreements with three different counterparties, all of whom are large, well-established financial institutions.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
From time to time we may be subject to various legal claims and proceedings incidental to the normal conduct of business, relating to such matters as personal injury, product liability and warranty claims, waste disposal practices, release of chemicals into the environment and other matters that may arise in the ordinary course of our business. We currently believe that there is no litigation pending that is likely to have a material adverse effect on our business. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. Refer to Note 16 of our September 30, 2018 unaudited condensed consolidated financial statements for additional information regarding the Company’s legal proceedings.

ITEM 1A.	RISK FACTORS.
There has been no material change from the risk factors described in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Tax Withholdings
The following table contains information about shares of common stock delivered to the Company by employees to satisfy certain tax obligations of the employees in connection with the vesting of restricted stock awards during the third quarter of 2018.

Maximum Number
			Total Number of	(or Dollar Value) of
			Shares of Common Stock	Shares of Common Stock
	Total Number of	Average Price	Purchased as Part of	that May Yet Be
	Shares of Common	Paid per Share of	Publicly Announced	Purchased Under the
	Stock Purchased	Common Stock	Plan or Programs	Plans or Programs
July 2018	39,595	$17.94	N/A	N/A
August 2018	—	—	N/A	N/A
September 2018	—	—	N/A	N/A
Total	39,595

ITEM 6.	EXHIBITS.
The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1
Transition Agreement, dated August 9, 2018, between PQ Corporation and James F. Gentilcore (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2018 and incorporated herein by reference).

10.2
Severance Agreement, dated August 9, 2018, between PQ Corporation and Belgacem Chariag (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 9, 2018 and incorporated herein by reference).

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

PQ GROUP HOLDINGS INC.

Date:	November 7, 2018	By:	/s/ MICHAEL CREWS
Michael Crews
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)