Form 10-K
period 2018-12-31
PQ Group Holdings Inc.
filed 2019-03-01
CIK 1708035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of PQ Group Holdings Inc. voting and non-voting common equity held by non-affiliates as of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price of $18.00 per share as reported on the New York Stock Exchange was $711,130,212.
The number of shares of common stock outstanding as of February 25, 2019 was 135,705,568.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the PQ Group Holdings Inc. Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PQ GROUP HOLDINGS INC.

INDEX—FORM 10-K
December 31, 2018

i

PART I
Forward-looking Statements
This Annual Report on Form 10-K (“Form 10-K”) includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objections, and financial needs. Examples of forward-looking statements include, but are not limited to, statements we make regarding our liquidity, including our belief that our current level of operations, cash and cash equivalents, cash flow from operations and borrowings under our credit facilities and other lines of credit will provide us adequate cash to fund the working capital, capital expenditure, debt service and other requirements for our business for the foreseeable future. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed herein may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include risks related to:

•	our exposure to local business risks and regulations in different countries;

•	general economic conditions;

•	exchange rate fluctuations;

•	legal and regulatory compliance;

•	significant developments relating to the U.S. administration, U.S. courts’ or the United Kingdom’s referendum on membership in the European Union;

•	technological or other changes in our customers’ products;

•	our and our competitors’ research and development;

•	fluctuations in prices of raw materials and relationships with our key suppliers;

•	substantial competition;

•	non-payment or non-performance by our customers;

•	reliance on a small number of customers;

•	potential early termination or non-renewal of customer contracts in our refining services product group;

•	reductions in highway safety spending or taxes earmarked for highway safety spending;

•	seasonal fluctuations in demand for some of our products;

•	retention of certain key personnel;

•	realization of our growth projects;

•	potential product liability claims;

•	existing and potential future government regulation;

•	the extensive environmental, health and safety regulations to which we are subject;

•	disruption of production and distribution of our products;

•	risk of loss beyond our available insurance coverage;

•	product quality;

•	successful integration of acquisitions;

•	our joint venture investments;

•	our failure to protect our intellectual property and infringement on the intellectual property rights of third parties;

•	information technology risks;

•	potential labor disruptions;

•	litigation and other administrative and regulatory proceedings; and

•	our substantial indebtedness.

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
PQ Group Holdings Inc. (“PQ Group Holdings” or the “Company”) was incorporated in Delaware on August 7, 2015. PQ Holdings Inc. (“PQ Holdings”), a manufacturer of specialty catalysts, materials and chemicals, was incorporated in Delaware on June 22, 2007. Founded in 1831, our business has a nearly 200-year history of innovation, enabling environmental improvements in fuel efficiency and emissions, safer highway and airport travel, and healthier personal care products, while improving sustainability of our planet. On October 3, 2017, PQ Group Holdings completed its initial public offering (“IPO”). Our common stock is listed on the New York Stock Exchange under the stock ticker “PQG”.
Eco Services Operations LLC (“Eco Services”), which acquired substantially all of the assets of Solvay USA Inc.’s sulfuric acid refining services business unit on December 1, 2014 (the “2014 Acquisition”), was incorporated in Delaware on July 30, 2014. On May 4, 2016, we consummated a series of transactions (the “Business Combination”) to reorganize and combine the businesses of PQ Holdings and Eco Services under a new holding company, PQ Group Holdings, pursuant to a reorganization and transaction agreement, dated August 17, 2015, as amended, by and among PQ Group Holdings, PQ Holdings, PQ Corporation, Eco Services, Eco Services Holdings LLC, Eco Services Group Holdings LLC and certain investment funds affiliated with CCMP Capital Advisors, LLC (now known as CCMP Capital Advisors, LP; “CCMP”). We refer to the business of PQ Holdings prior to the Business Combination as “legacy PQ” and the business of Eco Services prior to the Business Combination as “legacy Eco.” Unless the context otherwise indicates, the terms “PQ Group Holdings Inc.,” “we,”, “us,” “our,” or the “Company” mean PQ Group Holdings Inc. and subsidiaries.
Our Company
We are an integrated global provider of specialty catalysts, materials and chemicals, and services that enable environmental improvements, enhance consumer products, and improve personal safety. Our value-added products seek to address global demand trends that are often either the subject of significant environmental and safety regulations or are driven by consumer preferences for environmentally friendlier alternative products, which we believe positions us to grow sales in excess of gross domestic product growth rates and provides us with high-margin growth opportunities. Specifically, our products and solutions help companies produce vehicles with improved fuel efficiency and cleaner emissions. Our materials are critical ingredients in consumer products that make teeth brighter and skin softer. We produce highly engineered materials that make highways and airports safer for drivers and pilots. Because our products are predominantly inorganic and carbon-free, we believe we contribute to improving the sustainability of our planet.
We believe we are a leader in each of our product groups, holding what we estimate to be a number one or number two supply share position for products that generated more than 90% of our 2018 sales. We believe that our global footprint and efficient network of strategically located manufacturing facilities provide us with a strong competitive advantage in serving our customers both regionally as well as globally. We believe that we hold our leading supply share positions in the key regions that we serve.
We believe our products deliver significant value to our customers, as demonstrated by our profit margins. Our products typically constitute a small portion of our customers’ overall end-product costs yet are critical to product performance. Our catalysts are highly technical, customized products that require customer collaboration and significant lead and qualification time, capital investment resources, and intellectual property to develop. As a result, we have generally maintained stable margins through macro economic cycles.
In 2018, we served over 4,000 customers globally across many end uses and, as of December 31, 2018, operated 71 manufacturing facilities which are strategically located across six continents. We are highly diversified by business, geography, and end use, and in 2018 the majority of our sales were for applications that have historically had relatively predictable, consistent demand patterns driven by consumption or frequent replacement cycles.

(1)
Percentage calculations include $156.7 million of total sales attributable to our Zeolyst Joint Venture (“Zeolyst JV”), which represents 50% of its total sales for the year ended December 31, 2018. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Basis of Presentation” for a description of the treatment of our Zeolyst Joint Venture in our consolidated financial information.

(2)	Based on the delivery destination for products sold in 2018.
Our Strategy
We intend to capitalize on our strong business foundation, market-based approach, and experienced management team to grow sales profitably, maintain high margins, deploy capital efficiently and generate free cash flow in order to create shareholder value. We believe that our long history of operational excellence and proven reliability, technology leadership, strong customer relationships, innovation track record and consistent business execution developed from our almost two centuries of combined industry experience positions us well to execute on our business strategy.
Our Industry
Our industry is characterized by constant development of new products and the need to support customers with new product innovation and technical services to meet their challenges, coupled with consistent product quality and a reliable source of supply in a safe and environmentally sustainable manner. Products sold to our customers can be a high value-add even when they represent only a small portion of the overall end product costs, and success can be achieved by helping customers improve their product performance, value, and quality. As a result, operating margins in this sector have historically been high and generally stable through economic cycles. In addition, many products in the specialty chemicals and materials industry benefit from economics that favor incumbent producers because the capital cost to expand existing capacity is typically significantly less than the capital cost necessary to build a new plant. The combination of attractive operating margins and generally predictable maintenance capital expenditure requirements can produce attractive cash flows.

Our End Markets
The table below summarizes our key end use applications and products as well as the significant growth drivers in those applications.

			2016 Pro Forma Sales and Zeolyst JV Total Sales(1)(2)
	2018 Sales and Zeolyst JV Total Sales(1)	2017 Sales and Zeolyst JV Total Sales(1)

Key End Uses				Significant Growth Drivers	Key PQ Products

Fuels & Emission Controls	21%	21%	20%	• Global regulatory requirements to:	• Refinery catalysts
				• Remove nitrogen oxides from emissions	• Emission control catalysts
				• Remove sulfur from diesel and gasoline	• Catalyst recycling services
				• Increase gasoline octane in order to improve fuel efficiency while lowering vapor pressure to regulated levels	• Silicate for catalyst manufacturing
				• Improve lubricant characteristics to improve fuel efficiencies

Consumer Products	16%	16%	18%	• Substitution of silicate materials for less environmentally friendly chemical additives in detergent and cleaning end uses	• Silica gels for edible oil and beer clarification
				• Demand for improved quality and shelf life of beverages	• Precipitated silicas and zeolites for the surface coating, dentifrice, and dishwasher and laundry detergent applications
				• Demand for improved oral hygiene and appearance

Highway Safety & Construction	19%	17%	16%	• Demand for enhanced "dry and wet" visibility of road and airport markings to improve safety	• Reflective markings for roadways and airports
				• Drive for weight reduction in cements	• Hollow glass beads, or microspheres, for cement additives

Packaging & Engineered Plastics	17%	17%	17%	• Demand for increased process efficiency and reduction of by-products in production chemicals	• Catalysts for high-density polyethlene and chemicals syntheses
				• Demand for high-density polyethlene lightweighting of automotive components	• Antiblocks for film packaging
				• Enhanced properties in plastic composites for the automotive and electronics industries	• Solid and hollow microspheres for composite plastics

Industrial & Process Chemicals	20%	21%	21%	• Demand in the tire industry for reduced rolling resistance	• Silicate precursors for the tire industry
				• Usage of silicate in municipal water treatment to inhibit corrosion in aging pipelines	• Glass beads, or microspheres, for metal finishing end uses
				• Growth in manufacturing North America driving demand for metal finishing

Natural Resources	7%	8%	8%	• More environmentally friendly drilling fluids for oil and gas production	• Silicates for drilling muds
				• Recovery in global oil drilling/U.S. copper production	• Sulfuric acid for mining
				• Growing demand for lighter weight cements in oil and natural gas wells	• Microspheres for oil well cements
					• Silicates and alum for water treatment mining
					• Bleaching aids for paper

(1)
Percentage calculations include $156.7 million, $143.8 million and $131.3 million of total sales attributable to our Zeolyst Joint Venture, which represents 50% of its total sales for each of the years ended December 31, 2018, 2017 and 2016, respectively. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Basis of Presentation” for a description of the treatment of our Zeolyst Joint Venture in our consolidated financial information.

(2)	Pro forma information gives effect to the consummation of the Business Combination and the related financing transactions as if they occurred on January 1, 2015.

Our Competitive Strengths

Favorable Secular Growth Trends Across the Portfolio
We focus on serving end use applications where we believe significant future growth potential exists. Our products address our customers’ needs, which are typically driven either by regulatory regimes or consumer preferences, on a global basis. In addition, our product sales and development efforts are driven by regional infrastructure and development trends. In 2018, a majority of our sales were to end uses such as fuels and emission controls, consumer products, and highway safety and construction that generally do not exhibit as pronounced cyclicality as other applications. We believe that our products incorporate environmental and safety innovative solutions to address evolving customer demands, examples of which include the following:
Light- and heavy-duty diesel engines are subject to a broad set of regulatory requirements, and are expected to be subject to increasingly stricter standards. Countries typically adopt a set of standards that limit the amount of nitrogen oxides, carbon dioxide, and other emissions allowed for diesel engines. The US Environmental Protection Agency and European Union have led other nations in terms of standards that limit the amount of nitrogen oxides, carbon dioxide and other emissions for diesel engines. Current truck standards, Europe VI, have largely been in place since 2010 for North America and since 2014 for Europe. Other emerging regions are expected to implement similar standards over the next two years. Specifically, China announced that it is moving to China VI (equivalent to Euro VI) starting in 2020. India has also announced a similar plan starting in 2020. We believe that compliance with existing regulations as well as any future regulations will offer global opportunities for our zeolite catalyst product group to support our customers in meeting these standards through our sales of emission control catalysts.
Given stringent fuel efficiency standards that are driving the design of new engines and the resulting higher-octane gasoline requirements that can be achieved through alkylate blending, we believe that our refining services product group is well positioned to benefit from any related growth in demand for alkylates.
Increased use of plastics as a substitute for heavier and less versatile materials such as glass and metal is driving increased global demand for polyethylene capacity expansions and production. In particular, these expansions are shifting towards silica-based technology, which we believe will drive growth for our silica catalysts product group.
We believe that additional demand and higher standards for retroreflectivity (or visibility) for roadway and aviation markings will continue to benefit our materials product group. We benefit from increased use and density per mile of road markings that include our products, such as some states and municipalities instituting wider highway striping lines. Further, we anticipate a benefit from recent innovations, including our ThermoDrop® product, which simplifies the road striping operations for our customers by using a new durable thermal plastic road marking material and a new, faster-drying road marking system, Visilok®, which can reduce traffic disruption during striping operations and improve road worker safety by reducing the amount of time needed to complete the road marking process.
We also expect to benefit from trends towards the use of more environmentally friendly products where we believe we have opportunities to displace other less environmentally friendly materials through our Performance Chemicals group. Most of our products are manufactured from commonly found materials such as industrial sand and soda ash, which are more environmentally friendly than carbon-based products. For example, precipitated silicas are displacing carbon black in tires, and solid and hollow microspheres are displacing plastic volumes in lightweighting applications. We have also developed a family of gentle silica-based dentifrice abrasives that produce more effective cleaning toothpastes and we have developed a product family, Britesil silicates, which improves convenience while eliminating phosphates in automatic dishwashing applications.

Leading Supply Positions in Key Product Groups
We believe that we maintain a leading supply position in each of our major product groups, holding what we estimate to be the number one or two supply share position in 2018 for products that generated more than 90% of our sales. We believe that our global footprint and efficient network of strategically located manufacturing facilities provides us with a strong competitive advantage in serving our customers both globally and regionally, and that it would be costly for our competitors to replicate our network. These leadership positions serve industries that are attractive due to the need for customized and innovative products, stability of demand, and growth potential driven by the regulatory environment and consumer preferences. We produce value-added products that we believe are critical to the performance characteristics of our customers’ products.
In our Environmental Catalysts and Services business, we primarily compete on a global basis with the exception of our refining services product group, where we operate in North America and hold an estimated number one supply share position in the United States in sulfuric acid regeneration based on 2018 sales volume with an estimated supply share of greater than 50%. We are a leading supplier of refinery hydrocracking finished and support catalysts used to remove sulfur, and emission control catalysts used in the heavy- and light-duty diesel industries to reduce nitrogen oxide emissions. We are also a global supplier of silica catalysts and supports for polyethylene manufacturers and the exclusive supplier of methyl methacrylate (“MMA”) catalysts used in the patented Alpha process practiced by the global MMA leader.
In our Performance Chemicals and Materials business, where we are a leading supplier in the United States, Europe and Latin America, we largely support customers with regional and local production due to costs of shipping. For the chemicals product group, we estimate that we had approximately three times the sodium silicate supply share of our nearest competitor based on 2018 sales volume.

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
These long-term relationships have allowed us to innovate together with our customers to meet evolving demands. For example, we have developed zeolite-based catalysts that are an effective and efficient method to reduce pollutants from heavy- and light-duty diesel engines and enable our customers to meet increasingly stringent vehicle emission standards worldwide. In personal care applications, we have collaborated with leading consumer products companies over a number of years to develop a family of gentle silica-based dentifrice abrasives that produce more effective cleaning toothpastes. In addition, our proprietary silica catalyst has enabled development of a high strength high-density polyethylene (“HDPE”) resin that is used for making lightweight plastic gasoline tanks for automobiles. While we believe we are well positioned to capitalize on future innovation opportunities, the constantly evolving needs of our customers make it difficult to predict the pace or scope of future innovation opportunities.

Long-Term, High-Quality Customer Relationship
We collaborate with leading multinational companies that often seek global solutions. Our customers include large industrial companies such as BASF, Honeywell, and 3M, and global catalyst producers such as Albemarle and W.R. Grace. We also supply catalysts to leading chemical and petrochemical producers such as BASF, Dow Chemical, Lucite, LyondellBasell, and Shell. We supply personal care ingredients and additives to leading consumer products companies such as Unilever and Colgate-Palmolive. We have long-term relationships with our top ten customers, based on 2018 sales, that average more than 50 years. In addition, our customer base is diversified, with our top ten customers in 2018 representing approximately 23% of our sales for the year ended December 31, 2018 and no customer representing more than 4% of our sales during this period. However, the percentage of our sales generated by our top customers may increase in the future as a result of changes in industry dynamics or shifts in customer demand and contracts.

Pass-through of Raw Material Costs and Long Term Customer Arrangements
We have been able to mitigate the impact of raw material or energy price volatility using a variety of mechanisms, including hedging and raw material cost pass-through clauses in our sales contracts and other adjustment provisions. For the year ended December 31, 2018, approximately 40% of our Performance Chemicals sales (mostly comprised of sodium silicate sales) were derived from contracts that included raw material pass-through clauses. Most of our refining services contracts feature minimum volume protection and/or quarterly price adjustments for items such as commodity inputs, labor, the Chemical Engineering Plant Cost Index or natural gas. In 2018, approximately 80% of our refining services product group sales were sold under contracts that included some form of raw material pass-through clause. These price adjustments generally reflect our refining services actual cost structure in producing sulfuric acid, and tend to provide us with some protection against volatility in labor, fixed costs and raw material pricing. Freight expenses are generally passed through directly to customers.
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
Within our Environmental Catalysts and Services business, we partner with customers under long-term contract agreements, mutually exclusive product supply arrangements and/or specified products for certain license production processes. In our refining services product group, approximately 70% of our production capacity serves customers with five to ten year take or pay contracts for our regeneration product line. Excluding contracts with automatic evergreen provisions, approximately 60% of our sulfuric acid volume for the year ended December 31, 2018 was under contracts expiring at the end of 2020 or beyond.
In our silica catalysts product group, we supply under various term agreements ranging from 1 to 10 years for each of polyolefin catalysts, silica supports and support catalysts, and are a mutually exclusive supplier of methyl methacrylate catalyst to a leading global producer. In our zeolite catalysts product group, we operate with a mix of evergreen and various term contracts ranging from 1 to 3 years to supply catalysts and zeolite powders for the refining, petrochemical and chemical industries and nitrogen oxide control catalysts for diesel transportation industries. Within the Performance Chemicals and Materials business, our performance chemical product group operates under customer supply contracts ranging from 1 to 5 years. Our performance materials product group typically operates under customer supply contracts that typically last one year.

Stable Margins and Cash Flow Generation Across Macroeconomic Cycles
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
Our cash flow generation has been driven, in part, by our disciplined capital investment and tax attributes that may also provide cash flow benefits in the future. As of December 31, 2018, we had $284.2 million of net operating losses for U.S. federal income tax purposes, along with related net operating losses for state tax purposes, and $344.2 million of tax deductible intangibles and goodwill, both of which may provide us with additional cash tax savings in future years in which we generate taxable income.

Experienced Management Team
Our senior management team has substantial industry experience and a proven track record. Their cumulative industry experience extends to a broad range of execution capabilities, including acquisition integration, strategic management, operations, sales and marketing, and new product and application development. In 2016, our management team integrated legacy Eco into our Environmental Catalysts and Services business while also growing the business and successfully implementing cost reduction initiatives. Our senior management team has also reorganized our company from a products-based business to a markets-based business to better align our offerings with the needs of our customers. There is a renewed focus on serving our customers by developing solutions through technical sales, services, and product development, and we have added additional management personnel experienced in innovation and market driven organizations.

Our Business Segments
We are an integrated, global provider of specialty catalysts, materials and chemicals, and services that share common end uses, manufacturing techniques, and process technology. For example, all of our product groups address challenges faced by global automotive companies to meet increasingly strict fuel efficiency standards. Our manufacturing platform is based on furnace technology and proprietary knowledge developed from almost two centuries of combined experience applying silicates chemistry production and the development of applications across a broadening set of end uses. All of our product groups produce materials through our furnace process, other than our silica catalysts and zeolite catalysts product groups, which are derivatives of our Performance Chemicals product group. We believe we have a differentiated capability around furnace operations that enables us to operate more efficiently than most of our competitors.
We conduct operations through two reporting segments: (1) Environmental Catalysts and Services, and (2) Performance Materials and Chemicals. In our Environmental Catalysts and Services segment, we have three product groups: silica catalysts, zeolite catalysts, and refining services. We operate our zeolite catalyst product group through Zeolyst International and Zeolyst C.V. (our 50% owned joint venture with CRI Zeolites, an affiliate of Royal Dutch Shell plc. that we refer to collectively as our “Zeolyst Joint Venture”). In our Performance Materials and Chemicals segment, we have two product groups: performance materials and performance chemicals.
The table below summarizes certain information regarding our two reporting segments and our five product groups for the year ended December 31, 2018.

	Year ended December 31, 2018
Segments and Product Groups	Sales	% of Total Sales	Zeolyst Joint Venture Sales(1)	% of Total Sales and Zeolyst Joint Venture Sales(1)(2)	Net Income	Adjusted EBITDA(1)	% of Total Adjusted EBITDA(1)(3)
	(in millions, except percentages)
Environmental Catalysts & Services
Silica Catalysts	$72.1	4.5%	$—	4.1%
Zeolite Catalyst	—	—%	156.7	8.9%
Refining Services	455.6	28.3%	—	25.8%
Subtotal	$527.7	32.8%	$156.7	38.7%		$257.6	51.4%

Performance Materials & Chemicals
Performance Chemicals	$717.3	44.6%	$—	40.6%
Performance Materials	378.3	23.5%	—	21.4%
Sales Eliminations	(11.8)	(0.7)%	—	(0.7)%
Subtotal	$1,083.8	67.4%	$—	61.3%		$243.4	48.6%

Eliminations/Corporate	(3.3)	(0.2)%	—			(37.0)

Total	$1,608.2	100.0%	$156.7	100.0%	$58.3	$464.0	100.0%

(1)
Percentage calculations include $156.7 million of total sales attributable to our Zeolyst Joint Venture, which represents 50% of its total sales for the year ended December 31, 2018. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Basis of Presentation” for a description of the treatment of our Zeolyst Joint Venture in our consolidated financial information.

(2)	Percentage calculations exclude $3.3 million in intersegment sales eliminations.

(3)	Percentage calculations exclude $37.0 million in corporate expenses.

Environmental Catalysts & Services
Our Environmental Catalysts and Services business is a leading global innovator and producer of catalysts for the refinery, emissions control, and petrochemical industries and is also a leading provider of catalyst recycling services to the North American refining industry. We believe our products are critical for our customers in these growing applications and impart essential functionality in chemical and refining production processes and in emission control for engines. Our catalysts are highly technical and customized for our customers, and can require up to ten years of development and collaboration with customers in order to commercialize. Catalyst specifications are constantly evolving in order to address changing customer demands and requirements for lower cost and improved quality. As a result, we must continuously collaborate with our customers to create new and more efficient pathways for the production of chemicals and fuels.
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
Zeolite Catalysts. Our zeolite catalysts product group is a leading global supplier of emission control catalysts as well as a supplier of specialty catalysts, precursors, and formulations to refineries and downstream petrochemicals and chemical companies. We operate this product group through our 50% share in our Zeolyst Joint Venture. These specialty zeolite-based catalysts are sold to the emission control industry for use in diesel emission control units in both on-road and non-road diesel engines. In addition, our zeolite catalysts product group is a leading supplier to the hydrocracking catalyst industry as a direct seller and supplier to other catalyst suppliers.

Many of our zeolite powders are used in an advanced emission control technology called selective catalytic reduction. This process uses ammonia to react with engine exhaust gases via our catalysts in order to convert nitrogen oxides (NOx), a pollutant, into nitrogen and water. We believe that our zeolite catalysts can enable selective catalytic reduction technology to reduce the amount of nitrogen oxides in such exhaust gases by more than 90%. We believe that this technology is one of the most cost-effective methods to reduce diesel engine emissions. Emission control regulations have created demand for this technology, and we believe that future regulations will generate additional growth and development opportunities for this technology and, as a result, our zeolite catalysts and precursors.
Refining Services. In 2018, we estimate that our refining services product group had a regenerated sulfuric acid supply share in excess of 50% in the United States, which we believe is substantially larger than our closest competitor.
Sulfuric acid is the primary catalyst used in the production of alkylates for gasoline production at refineries. Alkylate is a critical gasoline additive that increases octane and lowers vapor pressure. Alkylate is also a major component of premium gasoline which is needed in order for turbocharged engines to meet increasingly stringent fuel efficiency standards. Our refining services product group provides recycling and end-to-end logistics for refiners who use sulfuric acid in their alkylation units. These recycling units also produce virgin sulfuric acid and sodium bisulfate, which we sell into the water treatment, mining, and general industrial and chemicals industries.
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
Sulfuric acid is created either through the burning of sulfur in furnaces, or as a by-product of other industrial processes, primarily the smelting of copper and other base metals. We produce a range of high quality virgin sulfuric acid products by burning sulfur in our plants for supply to a diverse set of end uses. Sulfur-burned acid is generally considered to be of higher purity and quality than smelter-produced acid and, as a result, smelter-produced acid is not suitable for some industrial users including several of our larger customers who require higher quality and differentiated sulfuric acid products, such as super-saturated sulfuric acid (oleum) and other high purity specialty acids. Virgin sulfuric acid and regenerated sulfuric acid are manufactured in our regeneration plants using the same production equipment and, in addition, we have one facility in Houston, Texas that produces only virgin sulfuric acid from sulfur.
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
Our refining services product group is highly regionalized due to shipping costs and our customer integration requirements. Our network of facilities is concentrated in the major areas of growth in sulfuric acid demand in the United States. Approximately 60% of United States refining capacity is located in the Gulf Coast region and California and our plant locations in these key refining regions enables us to maintain highly efficient supply chain networks with our customers, including in some cases captive pipelines connecting us to our refinery customers. In addition product can be shipped by barge, rail and truck. We compete in the North American refining services industry with competitors such as Chemtrade and Veolia and we compete on the basis of price, reliability, and responsiveness to changes in customer demand, which is a function of scale, proximity to customer locations and operational expertise. We believe that we benefit from industry economics that favor incumbent producers because the capital cost to expand existing capacity is typically significantly less than the capital cost necessary to build a new plant and new plants can involve more challenges in obtaining the necessary local, regional and state permits. In addition, existing supply chains, including captive pipeline connections and other transportation logistics add to the competitive advantages available to incumbent producers. As a result, we believe that our integrated and strategically located network of facilities and end-to-end logistics assets in the United States provide us with a significant competitive advantage and would be costly for our competitors to replicate.
Manufacturing
We manufacture our zeolyst-based catalyst products using sodium silicate liquids purchased directly from our performance chemicals product group to make specialty zeolite products. These zeolites are either used directly to produce catalysts or are sold as a precursor to other catalyst manufacturers.

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

Refining Services Manufacturing Platform

Performance Materials & Chemicals
Our Performance Materials and Chemicals business is a silicates and specialty materials producer with leading supply positions for the majority of our products sold in North America, Europe, South America, Australia and Asia, except China, serving diverse and growing end uses such as personal and industrial cleaning products, highway beads, fuel efficient tires (“green tires”), surface coatings, and food and beverage. Our products are essential additives, ingredients, and precursors that are critical to the performance characteristics of our customers’ products, yet typically represent only a small portion of our customers’ overall end-product costs. We believe that our global footprint enables us to compete more effectively on a global basis due to the costs associated with shipping these products over extended distances. We believe that our network of strategically located manufacturing facilities allows us to serve our customers at a lower cost than our competitors and with quicker delivery times for our products. Our products are also used in some cases as a substitute for less environmentally friendly materials. For example, specialty silicates are displacing phosphates in dish detergents, precipitated silicas are displacing carbon black in tires, and hollow and solid microspheres are displacing plastic volumes in transportation lightweighting applications. Our Performance Materials and Chemicals business consists of two product groups: performance chemicals and performance materials.
Performance Chemicals. Our performance chemicals product group includes silicate products and derivatives, which are used in a variety of applications such as matting agents in surface coatings, clarifying agents for edible oils and beverages, precursors for green tires, and additives for cleaning and personal care products. Silicates are a family of products manufactured primarily from readily available materials, such as industrial sand and soda ash. These raw materials are typically fused in a furnace and then dissolved in water under pressure to form water-soluble silicates for use in our downstream products, such as precipitated silica and silica gels. We sell our performance chemicals products to customers who use silicates as precursors, such as sodium silicates that are used in the growing precipitated silica end uses, as well as for downstream derivative products, such as silicas used as additives in toothpaste formulation and silica gels that are used as adsorbents in food and beverage manufacturing.
Our performance chemicals product group, which is the backbone of our additives and catalyst platform, is highly regionalized because of the expense of shipping sodium silicates extended distances due to their water content. As a result, our network of regional silicate plants is strategically located to support the customers that we serve. In addition, we maintain a few larger dedicated facilities to service our derivative products. Our performance chemicals product technology requires significant know-how and scale in order to be able to operate in a cost effective manner. We believe that we are the only global silicates producer who can supply all of the major regions, excluding China, and we estimate that we have three times the sodium silicates supply share as our nearest competitor based on 2018 sales volume. Key end uses for our performance chemicals products include catalyst precursors, food and beverage, personal care, cleaning products, coatings, tires, soil stabilization and paper de-inking.
Silicates. Silicates and their family of derivatives, such as silicas, have functional attributes that are used as additives and ingredients to enhance product performance as binders, fillers, flow control agents, and carriers in our customers’ products. Our silicates are used in a diverse range of applications. In detergents and cleaning products, silicates provide corrosion inhibition, alkalinity, emulsification, and deflocculation. In construction materials such as roofing granules, cement, ceramics, adhesives, and coatings, our products are used as a binding agent. In addition, our products are ingredients in consumer products, including personal care and consumer cleaning products, where customers are seeking more environmentally friendly products without loss of effectiveness or performance. We believe that our products have the environmental and safety profile to address these evolving customer demands. Silicates and silicate derivatives are recognized on the Safer Chemicals Ingredients List of the EPA’s Safer Choice program, which we believe positively impacts our ability to compete in consumer product applications.
Silicate Derivatives. Silica derivatives include specialty silicas, zeolite products, spray dry silicates, magnesium silicate, and other specialty chemicals. Silica derivatives are used in personal care products as a binder in pharmaceutical products, and as a source of alkaline in cleaning products, such as industrial cleaners. In addition, our silica derivatives are used in natural resources applications such as in drilling fluids as a lubricant binder. Some of our silicas and zeolites are used by our Environmental Catalysts and Services business to produce catalysts and catalyst precursors. We believe that this internal source of supply is a competitive advantage both for our performance chemicals product group, which can take advantage of opportunities to maximize the use of our sodium silicates production capacity and for our silica catalysts and zeolite catalysts product groups, which are able to access a consistent quality source of precursors.
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
Precipitated Silicas. Precipitated silicas represent the largest volume of specialty silica products based on 2018 sales volume, but are also concentrated among a limited number of suppliers. Precipitated silica applications include filler in rubber for green tire applications and gel dentifrice formulations used in toothpaste as an abrasive or thickener. Precipitated silicas are an alternative to calcium carbonates because of their compatibility with different fluorides and their softness. In addition, precipitated silicas are used as functional filler in polyethylene membranes for lead-acid batteries, which are used in most automobiles. In agricultural end uses, precipitated silicas are used as carriers for liquid ingredients in dry animal feeds and as a flow aid and dispersant in insecticide formulations for crop care. We continue to collaborate with our customers to innovate in this industry. For example, we recently worked with certain customers to deliver enhanced products for whitening applications that offer improved cleaning performance with low abrasion.
Zeolites. We produce zeolites by combining sodium silicate with aluminum trihydrate and other materials. These products are used as builders in detergents. We also use these products to serve newer applications such as stabilizers in the production of polyvinylchloride, a titanium dioxide replacement for paints and coatings, and coatings applications for food grade paper.
Other Specialty Silicates. Other specialty silicates that we produce are used for a variety of industrial, personal care, and cleaning products. End uses include refractory, cleaning products, oil processing, hair bleach, fire retardants, water treatment, and adhesives. Our specialty silicate products are also used in drilling fluids for oil and gas wells to maintain drill hole integrity.

Performance Materials. Our performance materials product group includes specialty glass products, such as highly engineered microspheres made from either recycled glass or fresh batch material using our proprietary furnace operations. We believe that we are an industry leader in North America, Europe, South America, and Asia, excluding China, in microspheres. These products are used in the reflective markings used on roads and runways to enhance visibility at night and in poor weather to improve safety. Our microspheres, which can be solid or hollow, are also used as additives in plastics for lightweighting and in abrasive media, where they are used to clean, peen and debur metal surfaces, such as for turbine blades used in aerospace and power generation industries.
In the highway safety applications, our microspheres are used with a variety of binders, such as water- and solvent-borne paint, epoxy coatings, and thermoplastics. Our microspheres are mixed in with, and/or dropped onto, these binders as pavement markings are being applied. These microspheres remain partly exposed after the markings dry and provide retroreflectivity that increases the visibility of the road markings at night and during inclement weather. We sell these microspheres primarily to federal and state government agencies, municipalities, highway contractors, binder manufacturers and airport agencies. Demand for our performance materials products has grown as a result of increased spending for maintenance and upgrading of existing roads and the construction of new roads around the world. Demand for our highway safety products is principally driven by replacement demand and new road construction and, as such, demand for these products has grown through economic cycles without exhibiting as pronounced cyclicality as other end uses. Highway safety budgets in the United States are typically funded by taxes on gasoline and are not typically tied to economic cycles or to the state and local government budgeting process. The United States federal government has taken an active role in implementing regulations and initiating infrastructure development in an effort to improve highway safety. In addition, the continuing need to maintain and upgrade an aging United States highway infrastructure has translated into relatively consistent government expenditure in this area. The most recent innovation from our performance materials product group is our ThermoDrop® product, which simplifies the road striping operations for our customers by using a new durable thermal plastic road marking material. We have also introduced a new faster-drying road marking system, Visilok®, which can reduce traffic disruption during striping operations and improve road worker safety by reducing the amount of time needed to complete the road marking process.
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
Competition
In our Performance Materials and Chemicals business, we primarily compete with other global producers such as OxyChem, Grace and Evonik. We believe that our industry leadership position, scale, and industry presence provides us with a competitive advantage over competitors who compete only in particular end uses. We believe that it would be costly and difficult for a new entrant or existing competitor to replicate our breadth or economies of scale in the production of microspheres.
We believe that we are the only global silicates producer with operations in North America, Europe, South America and Australia, and we believe that we have technical and cost advantages in all of these regions as compared to our competitors as a result of the scale and breadth of our product offerings and operations. We compete primarily on a regional basis due to the costs associated with shipping sodium silicates, and we estimate that we had approximately three times the sodium silicate supply share of our nearest competitor based on 2018 sales volume. Our network of regional silicate plants is strategically located to support the industries that we serve. In addition, we maintain a few larger dedicated facilities to service our derivative products. We believe that our network of strategically located manufacturing facilities allows us to serve our customers at a lower cost than our competitors and with quicker delivery times for our products. In the industry served by our Performance Materials and Chemicals business, we compete primarily on the basis of performance, product consistency, quality, reliability, and ability to innovate in response to customer demands. Our competitors are primarily regional suppliers.
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
For the year ended December 31, 2018, approximately 40% of our North American silicate sales, which represented a significant portion of our performance chemicals product group sales, were derived from contracts that included raw material cost pass-through clauses. Under these contracts, there is usually a time lag of between three and nine months for cost changes to pass-through, depending on the magnitude of the change, industry dynamics and the terms of the particular contract.

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

Performance Materials Manufacturing Platform

Raw Materials
We estimate that our raw materials costs represent approximately 40% of total cost of goods sold in the year ended December 31, 2018. Our products are predominantly inorganic and carbon-free, and are produced from readily available raw materials such as industrial sand and soda ash, which prices have historically been less volatile than oil. We also use natural gas in our furnaces where our North American facilities have benefited from the plentiful supplies of shale gas. In addition, we have long-term supply contracts with many of our key raw materials suppliers across our product groups. We have also been able to mitigate the impact of raw material or energy price volatility using a variety of mechanisms, including hedging and raw material cost pass-through clauses in our sales contracts and other adjustment provisions.
We are able to negotiate our supply agreements for our key raw materials based on our leading industry position and global scale in an effort to achieve competitive pricing. We also maintain a raw material quality audit and qualification program designed to ensure that the material we purchase satisfies stringent quality requirements. Key raw materials for our product groups include:

Key Raw Materials	Product Group

Soda Ash	Performance Chemicals, Refining Services, Performance Materials
Sodium hydroxide ("caustic soda")	Performance Chemicals, Refining Services
Cullet	Performance Materials
Sulfur	Refining Services
Industrial sand	Performance Chemicals, Performance Materials
Aluminum trihydrate	Performance Chemicals, Refining Services
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
Joint Ventures
We have entered into several long-standing joint ventures to supplement our businesses and access other geographic locations, minimize costs and accelerate growth in areas we believe have significant business potential, with the most significant of these joint ventures including the following:
Zeolyst Joint Venture. Our Zeolyst Joint Venture is a long-standing partnership with CRI Zeolites Inc., which is an affiliate of Royal Dutch Shell, that dates back to 1988 and is focused on the development, manufacture and sale of zeolite-containing catalysts through manufacturing facilities located in Kansas and the Netherlands. We combine our expertise in zeolite supply and technology with our partner’s expertise in global refinery catalyst sales and technology. We have a 50% ownership stake in our Zeolyst Joint Venture. We supply sodium silicates from our performance chemicals product group to the Zeolyst Joint Venture to make specialty zeolites, which are used as precursors in emission control and custom catalysts. We also produce specialty zeolites that are precursors for the production of hydrocracking catalysts and other refinery and petrochemical catalysts that are used by our other product groups and sold to third parties. We manage the production of these specialty zeolites due to our expertise in zeolite production. These catalysts include aromatic catalysts that upgrade aromatic by-product streams, dewaxing catalysts that improve lube oil performance and diesel cold flow performance, and paraffin isomerization catalysts that upgrade olefins to high octane gasoline blending components for refinery and petrochemical customers.
PQ Holdings Mexicana S.A. de C.V. PQ Holdings Mexicana was established in 2000 as a joint venture with Solvay Alkalis, Inc. for the manufacture, marketing and sale of various chemicals, including sodium silicate, through manufacturing facilities in Tlalnepantla and Guadalajara, Mexico. We have an 80% ownership stake in PQ Holdings Mexicana.
Research and Development
We benefit from the highly-skilled technical capabilities of our employees dedicated to new product development. We operate six research and development facilities in the United States, Canada, the United Kingdom, the Netherlands, France and Spain. Our research and development activities are directed toward the development of new and improved products, processes, systems and applications for customers. Our research and development team is organized to support each of our operating businesses and staffed with experienced scientists, technical service representatives and process engineers with direct knowledge of our products. This business group and customer-oriented team structure provides strong links between our product development and manufacturing functions and our customer collaboration and specifications. These connections enable us to focus our development on timely and relevant products for our customers while remaining attentive to manufacturing considerations to enable us to produce new products profitably and in a timely manner. Product development activities are organized into research and development projects that are subject to regular reviews by the business teams in order to understand and address our customers’ evolving needs and invest in our growth by prioritizing innovation driven by these identified needs. In addition, we hold senior-level project reviews to ensure best practices are shared and consistent metrics are used to determine a project’s merit and the size of the potential opportunity.
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
We own or have rights to a number of patents relating to our products and processes. As of December 31, 2018, we owned 52 patented inventions in the United States, with approximately 309 patents issued in countries around the world and approximately 120 patent applications pending worldwide covering more than 20 additional inventions. As of December 31, 2018, we also had trademark rights in approximately 613 trademark registrations worldwide, including approximately 77 U.S. trademark registrations. We also have approximately 37 pending trademark applications, which include applications in the United States and worldwide. In addition to our registered and applied-for intellectual property portfolio, we also claim ownership of certain trade secrets and proprietary know-how developed by and used in our business. Including our joint ventures, we are party to certain arrangements whereby we license in the right to use certain intellectual property rights in connection with our business.
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
Employees
As of December 31, 2018, we had 3,188 employees worldwide, of which 1,455 were employed in the United States, 503 were employed in Canada, Mexico, Brazil and Argentina, 888 were employed throughout Europe, 38 were employed in South Africa and 99 were employed in Indonesia. Our remaining employees are dispersed throughout Asia and Australia, primarily in Australia, China, Thailand and Japan. As of December 31, 2018, approximately 50% of our employees were represented by a union, works council or other employee representative body. We believe we have good relationships with our employees and their respective works councils, unions or other bargaining representatives. There have been no labor strikes or work stoppages in these locations in recent history.
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
Available Information
Our website address is www.pqcorp.com. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (“Exchange Act”), as well as reports on Forms 3, 4 and 5 filed pursuant to Section 16 of the Exchange Act, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The SEC maintains an internet website, http://www.sec.gov, that contains reports, proxy and information statements, and other information regarding our Company and other issuers that file electronically with the SEC. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.
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
In addition to the other information contained in this Form 10-K, you should carefully consider the following risks that we believe are the material risks that we face. The risks described below could have a material adverse impact on our business, financial condition, cash flows and results of operations, and should be read together and in conjunction with the forward-looking statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K, and our consolidated financial statements and the accompanying notes thereto.

Risks Related to Our Business
As a global business, we are exposed to local business risks in different countries, which could have a material adverse effect on our financial condition, results of operations and cash flows.
We have significant operations in many countries, including manufacturing sites, research and development facilities, sales personnel and customer support operations. As of December 31, 2018, we operated 71 manufacturing facilities across six continents. For the year ended December 31, 2018, our foreign subsidiaries accounted for 40% of our sales. Our operations are affected directly and indirectly by global regulatory, economic and political conditions, including:

•	new and different legal and regulatory requirements in local jurisdictions;

•	export duties or import quotas;

•	domestic and foreign customs and tariffs or other trade barriers, including the threat of escalating trade disputes that may result in higher tariffs;

•	potential difficulties in staffing and labor disputes;

•	potential difficulties in managing and obtaining support and distribution for local operations;

•	increased costs of, and availability of, raw materials, energy, transportation or shipping;

•	credit risk and financial condition of local customers and distributors;

•	potential difficulties in protecting intellectual property rights;

•	risk of nationalization of private enterprises by foreign governments;

•	potential imposition of restrictions on investments;

•	the imposition of withholding taxes or other taxes or royalties on our income, or the adoption of other restrictions on foreign trade or investment, including currency exchange controls;

•	capital controls;

•	potential difficulties in obtaining and enforcing legal judgments in jurisdictions outside the United States;

•	potential difficulties in obtaining and enforcing relief in the United States against parties located outside the United States;

•	potential difficulties in enforcing agreements and collecting receivables;

•	risks relating to environmental, health and safety matters; and

•	local political, economic and social conditions, including the possibility of hyperinflationary conditions and political instability in certain countries.
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
We sell performance chemicals, performance materials, catalysts and services that are used in manufacturing processes and as components of, or ingredients in, other products and, as a result, our sales are correlated with and affected by fluctuations in the level of industrial production and manufacturing output and by fluctuations in general economic activity. Producers of performance chemicals, in particular, are likely to reduce their output in periods of significant contraction in industrial and consumer demand, while demand for the products we manufacture often depends on trends in demand in the end uses our customers serve. General economic conditions and macroeconomic trends, including economic recessions and inflation, could affect overall demand for our products and any overall decline in such demand could significantly reduce our sales and profitability. In addition, volatility and disruption in financial markets could adversely affect our sales and results of operations by limiting our customers’ ability to obtain the financing necessary to maintain or expand their own operations.
Exchange rate fluctuations could adversely affect our financial condition, results of operations and cash flows.
As a result of our international operations, for the year ended December 31, 2018, we generated 40% of our sales and incurred a significant portion of our expenses in currencies other than U.S. dollars. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. The main currencies to which we are exposed, besides the U.S. dollar, are the Euro, British pound, Canadian dollar, Mexican peso and the Brazilian real. The exchange rates between these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so in the future. In many cases, we sell exclusively in those jurisdictions and do not have the ability to mitigate our exposure to currency fluctuations through our operations. Accordingly, to the extent that we are unable to match sales made in such foreign currencies with costs paid in the same currency, exchange rate fluctuations could adversely affect our financial condition, results of operations and cash flows. In the past, we have experienced economic loss and a negative impact on earnings as a result of foreign currency exchange rate fluctuations and any future fluctuations may have similar or greater impacts. We expect that the amount of our sales denominated in non-U.S. dollar currencies may increase in future periods. Given the volatility of exchange rates, there can be no assurance that we will be able to effectively manage our currency transaction risks or that any volatility in currency exchange rates will not have a material adverse effect on our financial condition or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”
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
Doing business on a worldwide basis requires us and our subsidiaries to comply with the laws and regulations of the U.S. government and various international jurisdictions, and our failure to successfully comply with these laws and regulations may restrict our operations, trade practices, investment decisions and partnering activities and may expose us to liabilities. Such laws and regulations apply to companies, individual directors, officers, employees and agents.
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
Significant developments stemming from the U.S. administration, U.S. courts’ or the United Kingdom’s referendum on membership in the European Union could have an adverse effect on us.
The U.S. administration has called for substantial changes to trade agreements, such as the North American Free Trade Agreement (“NAFTA”), and has raised the possibility of imposing significant increases on tariffs on goods imported into the United States, particularly from China and Mexico. For example, throughout 2018, the U.S. administration and China have been levying taxes on their respective imports. These changes, as well as any other changes in U.S. social, political, regulatory and economic conditions or laws and policies governing foreign trade, manufacturing and development and investment in the territories and countries where we or our customers operate could adversely affect our operating results and our business.
Additionally, in June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union and in March 2017, the government of the United Kingdom formally initiated the withdrawal process. This referendum has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for years. Our business could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s referendum. In addition, our business could be negatively affected by new trade agreements between the United Kingdom and other countries, including the United States, and by the possible imposition of trade or other regulatory barriers in the United Kingdom. These possible negative impacts, and others resulting from the United Kingdom’s actual or threatened withdrawal from the European Union, may adversely affect our customers’ businesses and our operating results.
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
We have substantial indebtedness, which, as of December 31, 2018, totaled approximately $2,148.4 million. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences, including:

•
requiring us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, selling and marketing efforts, product development and other purposes;

•	increasing our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to our competitors that have relatively less indebtedness;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	increasing our exposure to rising interest rates because certain of our borrowings are at variable interest rates;

•	restricting us from making investments, strategic acquisitions or causing us to make non-strategic divestitures; and

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
In the past, we have entered into long-term supply contracts for certain of our raw materials, including for certain of our North American soda ash purchases. As these contracts expire, we may not be able to renegotiate or enter into new long-term supply contracts that will offer similar protection from price increases and other fluctuations on terms that are satisfactory to us or at all.

In addition, we have attempted to mitigate our exposure to the significant price volatility of natural gas by implementing a hedging program in the United States and entering into forward purchases in the United States, Canada, Europe and other parts of the world. Our hedging strategy may not be successful and if energy prices rise, our profitability could be adversely affected. With the exception of such natural gas contracts, we typically do not enter into long-term forward contracts to hedge against raw material price volatility.
We face substantial competition in the industries in which we operate.
The industries in which we operate are highly competitive and we face significant competition from large international producers and, particularly in Europe and certain Asia-Pacific regions, smaller regional competitors. Our silica catalysts and zeolite catalysts primarily compete with other global producers in the petrochemicals and refining industries such as W.R. Grace, BASF, UOP, and Albemarle, as well as other niche competitors such as Tosoh, Axens, and Haldor Topsoe. We compete in the North American refining services industry with competitors such as Chemtrade and Veolia. Additionally, our Performance Materials and Chemicals business primarily competes with other global producers such as OxyChem, PPG and Evonik. We believe that we typically compete on the basis of performance, product consistency, quality, reliability, and ability to innovate in response to customer demands.
Our competitors may improve their competitive position in our core end use applications by successfully introducing new products, improving their manufacturing processes, expanding their capacity or manufacturing facilities or responding more effectively than us to new or emerging technologies and changes in customer requirements. Some of our competitors may be able to lower prices for products that compete with our products if their costs are lower. In addition, consolidation among our competitors or customers may result in reduced demand for our products or make it more difficult for us to compete. Some of our competitors’ financial, technological and other resources may be greater than ours or they may have less debt than we do and, as a result, may be better able to withstand changes to industry conditions. The occurrence of any of these events could materially adversely affect our financial condition and results of operations.
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
A loss of any significant customer, including a pipeline customer, or a decrease in the provision of products to any significant customer could have an adverse effect on our business until alternative arrangements are secured. Any alternative arrangement to replace the loss of a customer could result in increased variable costs relating to product shipment. In addition, any new customer agreement entered into by us may not have terms as favorable as those contained in our current customer agreements, which could have a material adverse effect on our business, financial condition and results of operations. For the year ended December 31, 2018 our top 10 customers represented approximately 23% of our sales and no single customer represented more than 4% of our sales.
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
Many of the customer contracts in our refining services product group are multi-year agreements. Sulfuric acid regeneration customer contracts are typically on five- to ten-year terms and virgin sulfuric acid customer contracts are typically on one- to five-year terms, with larger customers typically favoring longer terms. Excluding contracts with automatic evergreen provisions, approximately 60% of our sulfuric acid volume for the year ended December 31, 2018 was under contracts expiring at the end of 2020 or beyond. In addition, our sulfuric acid regeneration contracts with major refinery customers typically allow for termination with advance notice of one to two years. We cannot provide assurance that our existing contracts will not be subjected to early terminations or that our expiring contracts will be renewed at the end of their terms. If we receive a significant number of such contract terminations or experience non-renewals from key customers in our refining services product group, our results of operations, financial condition and cash flows may be materially adversely affected.
Reductions in highway safety spending or taxes earmarked for highway safety spending could result in a decline in our sales.
Approximately 15% of our sales for the year ended December 31, 2018 were derived from products sold into highway safety applications. Sales of our performance materials products for highway safety uses are, in part, dependent upon federal, state, local and foreign government budgets. A decrease in, or termination of, governmental budgeting for new highway safety programs or a significant decrease in the use of our performance materials products in any new highway safety projects could have an adverse effect on our business, financial condition, results of operations or cash flows by decreasing the profitability of our performance materials product group.
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
Our growth projects may result in significant expenditures before generating revenues, if any, which may materially and adversely affect our ability to implement our business strategy.
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
Even though we are generally a materials and services supplier rather than a manufacturer of finished goods, the sale of our products involves the risk of product liability claims and voluntary or government-ordered product recalls. For example, certain of the products that we manufacture provide critical performance functions to our customers’ end products and are used in and around other chemical manufacturing facilities, highways, airports and other locations where personal injury or property damage may occur or are used in certain consumer goods such as beverages, personal care products and medicinal applications. While we attempt to protect ourselves from product liability claims and exposures through our adherence to standards and specifications and through contractual negotiations and provisions, there can be no assurance that our efforts will ultimately protect us from any such claims. A product liability claim or voluntary or government-ordered product recall could result in substantial and unexpected expenditures, affect consumer or customer confidence in our products and divert management’s attention from other responsibilities. A product recall or successful product liability claim or series of claims against us in excess of our insurance coverage and for which we are not otherwise indemnified could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
Our products, including the raw materials we handle, are subject to rigorous chemical registration and industrial hygiene regulations and investigation. There is risk that a key raw material, chemical or substance, or one of the end products of which our products are a part, may be recharacterized as having a toxicological or health-related impact on the environment, our customers or our employees. Industrial hygiene regulations are continually strengthened and if such recharacterization occurs, the relevant raw material, chemical or product may be banned or we may incur increased costs in order to comply with new requirements. Changes in industrial hygiene regulations also affect the marketability of certain of our products, and future regulatory changes may have a material adverse effect on our business.
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
Like other chemical companies, our operations and properties are subject to extensive and stringent federal, state, local and foreign environmental laws and regulations. U.S. federal environmental laws that affect us include the Resource Conservation and Recovery Act (“RCRA”), the Clean Air Act, the Clean Water Act and the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”). These laws govern, among other things, emissions to the air, discharges or releases of hazardous substances to land, surface, subsurface strata and water, wastewater discharges and the generation, handling, storage, transportation, treatment, disposal and remediation of hazardous materials and petroleum products. We are also subject to other federal, state, local and foreign laws and regulations regarding chemical and product safety as well as employee health and safety matters, including process safety requirements. These laws and regulations may become more stringent over time and the failure to comply with such laws and regulations can result in significant fines or penalties.

We have in the past been and currently are the subject of investigations and enforcement actions pursuant to environmental laws, including the Clean Air Act. Some of these matters were resolved through the payment of significant monetary penalties and a requirement to implement corrective actions at our facilities. For instance, we remain subject to a 2007 Consent Decree that resolves certain alleged Clean Air Act violations at our seven refining services operating locations involving New Source Review, Prevention of Significant Deterioration and New Source Performance Standard obligations under the U.S. federal rules for the pollutants sulfur dioxide and sulfuric acid mist. The Consent Decree required Solvay (the owner at the time) to pay a $2 million penalty and spend approximately $34 million on air pollution controls at our facilities, the majority of which was received from customers in contractual arrangements. Work under the Consent Decree has proceeded since 2007, and we believe that all of the significant capital improvements related to the Consent Decree have been completed. One of our operating locations has been released from the scope of the Consent Decree and we are seeking release of the other locations covered by the Consent Decree.
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
Under CERCLA and analogous statutes in local and foreign jurisdictions, current and former owners and operators of land impacted by releases of hazardous substances are strictly liable for the investigation and remediation of the contamination resulting from the release. Liability under CERCLA and analogous laws is strict, unlimited, joint, several and retroactive, may be imposed regardless of fault and may relate to historical activities or contamination not caused by the affected property’s current owner or operator. We could be held responsible for all cleanup costs at a site, whether currently or formerly owned or operated, regardless of fault, knowledge, timing or cause of the contamination. Further, under CERCLA and analogous laws, we may be jointly and severally liable for contamination at third party sites where we or our predecessors in interest have sent waste for treatment or disposal, even if we complied with applicable laws. In addition, we may face liability for personal injury, property damage and natural resource damage resulting from environmental conditions attributable to hazardous substance releases at or from facilities we currently own or operate or formerly owned or operated or to which we sent waste. As such, a product spill or emission at one of our facilities or otherwise resulting from our operations could have adverse consequences on the environment and surrounding community and could result in significant liabilities with respect to investigation and remediation.
Our facilities have an extended history of industrial use, and soil and groundwater contamination exists at some of our sites. As of December 31, 2018, we had current investigation, remediation or monitoring obligations at several of our current or former sites, including Rahway, New Jersey; Dominguez, California; Martinez, California; and Tacoma, Washington. As of December 31, 2018, we had established reserves of approximately $3.4 million to cover anticipated expenses at these sites, all of which have reached relatively mature stages of either the investigation, remediation or monitoring process. Actual costs to complete these projects may exceed our current estimates. In addition, we have unresolved liability at several sites to which we or our predecessors allegedly arranged for the disposal or treatment of hazardous wastes. For example, at the Boyertown Sanitary Disposal site in Gilbertsville, Pennsylvania, we are participating in a group of parties who disposed of materials at the site to fund investigatory and remedial work.
As of December 31, 2018, our total reserves associated with environmental remediation and enforcement matters were $4.7 million. In addition to the ongoing remediation and monitoring activities discussed above, there is risk that the long-term industrial use at our facilities may have resulted in, or may in the future result in, contamination that has yet to be discovered, which could require additional, unplanned investigation and remediation efforts by us for which no reserves have been established, potentially without regard to whether we knew of, or caused, the release of such contaminants. Discovery of additional or unknown conditions at our facilities could have an adverse impact on our business by substantially increasing our capital expenditures, including compliance, investigation and remediation costs. Such environmental liabilities attached to our properties, or for properties that we are otherwise responsible for, could have a material adverse effect on our results of operations or financial condition.

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
If disruptions at our manufacturing facilities or in our distribution channels occur, alternative options with sufficient capacity or capabilities may not be available, may cost substantially more or may require significant time to start production or distribution. Any of these scenarios could negatively affect our business and financial performance. If one of our manufacturing facilities or distribution channels is unable to produce or distribute our products for an extended period of time, our sales may be reduced by the shortfall caused by the disruption and we may not be able to meet our customers’ needs, which could cause them to seek other suppliers. Furthermore, to the extent a production disruption occurs at a manufacturing facility that has been operating at or near full capacity, the resulting shortage of our product could be particularly harmful because production at the manufacturing facility may not be able to reach levels achieved prior to the disruption. Such risks are heightened in our refining services product group, which has operations and customers primarily located in the Gulf Coast, which is susceptible to a heightened risk of hurricanes, and Northern California, which is susceptible to a heightened risk of earthquakes. For example, in August 2017 we shut down our Houston and Baytown refining services facilities in coordination with our refinery partners in anticipation of Hurricane Harvey. The operational interruption at these facilities negatively impacted our sales in 2017 by approximately $7.7 million.
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
We may also opportunistically pursue dispositions of certain assets and businesses, which may involve material amounts of assets or lines of business, which could adversely affect our results of operations, financial condition and liquidity. If any such dispositions were to occur, under the terms of the agreements governing our outstanding indebtedness, we may be required to apply the proceeds of the sale to repay such indebtedness.

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
Protection of our proprietary processes, methods, compounds and other technologies is important to our business. We depend upon our ability to develop and protect our intellectual property rights to distinguish our products from those of our competitors. Failure to protect our existing intellectual property rights may allow our competitors to copy our products and may result in the loss of valuable proprietary technologies or other intellectual property. Failure to protect our innovations and trademarks by securing intellectual property rights could also result in our having to pay other companies for infringing on their intellectual property rights. We rely on a combination of patent, trade secret, trademark and copyright law as well as regulatory and judicial enforcement to protect such technologies and trademarks. In addition, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. As of December 31, 2018, we owned 52 patented inventions in the United States, with approximately 309 patents issued in countries around the world and approximately 120 patent applications pending worldwide covering more than 20 additional inventions. Some of these patents are licensed to others. In addition, we have acquired certain rights under patents and inventions of others through licenses. Should any of these licenses granted to us by third parties terminate prior to the expiration of the licensed intellectual property, we would need to cease using the licensed intellectual property, and either develop or license alternative technologies. In such a case, there can be no assurance that alternative technologies exist or that we would be able to obtain such a license on favorable terms.
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
Our operations materially depend on the reliable performance of a complex, worldwide and highly available information technology infrastructure with integrated processes. The networks and data centers we use are subject to damage by material events such as major disruptions to public infrastructure, including power outages, cyber or terrorist attacks, viruses, malware, physical or electronic break-ins and fires. Despite various disaster recovery plans, there can be no assurance that our systems are appropriately redundant even though we control the operations at the back-up facility we use. Accordingly, such an event could cause material disruptions in our operations.
The broad use of information technology systems has increased the risk of unauthorized access to confidential data, such as customer information, strategic projects, product formulas and other trade secrets, and the risk of destruction or manipulation of material data by employees or third parties. Release of third party confidential information could materially harm our reputation, affect our relationships with such parties and expose us to liability. Although we have introduced many security measures, including firewalls and information technology security policies, these measures may not offer the appropriate level of security. A security breach or other compromise of our information security safeguards could expose our confidential information, including third party confidential information in our possession (such as customer information) to theft and misuse, which could in turn adversely affect our relationships with such third parties and have an adverse effect on our business, financial condition, results of operations and cash flows.
We depend on good relations with our workforce, and any significant disruptions could adversely affect our operations.
As of December 31, 2018, we had 3,188 employees globally, approximately 50% of which were represented by a union, works council or other employee representative body. As of December 31, 2018, approximately 70% of our U.S. unionized employees were covered under collective bargaining agreements that will expire on or before December 31, 2019. Failure to reach agreement with any of our unionized work groups regarding the terms of their collective bargaining agreements or annual pay increases may result in a labor strike, work stoppage or slowdown. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, many of our employees in Europe are represented by works councils that must approve any changes in conditions of employment, including salaries, benefits and staff changes, and may impede efforts to restructure our workforce. Although we believe that we have a good working relationship with our employees, a strike, work stoppage or slowdown by our employees or a dispute with our employees could result in a significant disruption to our operations or higher ongoing labor costs. In addition, our ability to make adjustments to control compensation and benefit costs, or otherwise adapt to changing business needs, may be limited by the terms and duration of our collective bargaining agreements.
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
We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.
LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Our senior secured term loan facility and asset-based revolving credit facility use LIBOR as a reference rate such that the interest due to our creditors under those facilities is calculated using LIBOR. As of December 31, 2018, we had outstanding approximately $1,157.5 million of debt that was indexed to LIBOR.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities. The future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. If LIBOR ceases to exist, we may need to renegotiate our credit agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.
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
As of December 31, 2018, we had $284.2 million of net operating losses for U.S. federal income tax purposes. Our ability to utilize these net operating losses to offset future income tax liabilities depends on our future financial performance and our future taxable income. In addition, $144.4 million of these net operating losses are currently subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), potentially impacting our ability to realize the benefits of these net operating losses.
Generally, if an ownership change occurs within three years of the closing date of the most recent change in control transaction, any existing net operating losses and certain built-in losses would be subject to an additional limitation pursuant to Section 382 of the Internal Revenue Code (“IRC”). Change in control as defined by Section 382 occurs when there is an ownership change among stockholders owning directly or indirectly 5% or more of our common stock and that results in an aggregate ownership change with respect to such stockholders of more than 50% of our common stock.
We have analyzed our transactional history and determined that the most recent change in control occurred in December of 2014. The Business Combination that occurred in May of 2016 did not result in a change in control as defined by Section 382, and as such, did not further limit the net operating losses available to us.
Our management believes that it is more likely than not that we will realize the entire $144.4 million of net operating losses subject to limitation in future years. The remaining $139.9 million relates to periods after the most recent change in control and would not be subject to Section 382 limitations.
On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA mandated significant changes to U.S. corporate taxation. Notable legislative changes include a reduction of the corporate tax rate from 35% to 21%, new additional limitations on the tax deductibility of interest, extensive changes to the regime governing the taxation of foreign earnings, immediate deductions for certain investments instead of deductions for depreciation expense over time, as well as modification or repeal of certain business deductions and credits. We are continuing to evaluate the overall impact of the TCJA, particularly as additional guidance is released by the U.S. Treasury and various tax jurisdictions. Any changes in tax laws or regulations could adversely affect our results of operations, cash flows and financial condition.
We have unfunded and underfunded pension plan liabilities. We will require current and future operating cash flow to fund these shortfalls. We have no assurance that we will generate sufficient cash flow to satisfy these obligations.
We maintain defined benefit pension plans covering employees who meet age and service requirements. While some of our plans have been frozen, our net pension liability and cost is materially affected by the discount rate used to measure pension obligations, the longevity and actuarial profile of our workforce, the level of plan assets available to fund those obligations and the actual and expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, particularly equity securities, or in a change in the expected rate of return on plan assets. Assets available to fund the pension and other postemployment benefit obligations of our plans as of December 31, 2018 were approximately $287.5 million, or approximately $86.6 million less than the measured pension benefit obligation on a GAAP basis. In addition, any changes in the discount rate could result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost in the following years.

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
As of December 31, 2018, investment funds affiliated with CCMP beneficially owned approximately 45.7% of our outstanding common stock and INEOS beneficially owned approximately 22.3% of our outstanding common stock. For as long as affiliates of CCMP and INEOS continue to beneficially own a substantial percentage of the voting power of our outstanding common stock, they will continue to have significant influence over us. For example, they will be able to strongly influence or effectively control the election of all of the members of our board of directors and our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of additional indebtedness, the issuance of any additional shares of common stock or other equity securities, the repurchase or redemption of shares of our common stock and the payment of dividends.
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
Since launching our IPO in September 2017, the price of our common stock, as reported on the New York Stock Exchange, has ranged from a low of $12.88 on March 2, 2018 to a high of $18.69 on July 10, 2018. In addition, the stock market in general has been highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere herein and others such as:

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
We are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports, and we are required to disclose significant changes made in our internal controls and procedures on a quarterly basis. In addition, we are required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for the fiscal year ended December 31, 2018. This assessment includes disclosure of any material weakness identified by our management in our internal control over financial reporting.
If we identify a material weakness in our internal control over financial reporting, we may not be able to remediate the material weakness identified in a timely manner or maintain all of the controls necessary to remain in compliance with our reporting obligations. For example, we experienced a material weakness as a private company related to our control environment following the Business Combination, which was the result of the fact that Eco Services had insufficient resources and financial expertise to effectively carry out the accounting functions for its business. This material weakness was remediated as of March 31, 2017 and we have no newly identified material weaknesses as of December 31, 2018. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting in future periods, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected, and we could become subject to investigations by the New York Stock Exchange, on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.
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
As of December 31, 2018, there were 135,592,045 shares of our common stock outstanding. Approximately 45.7% and 22.3% of our outstanding common stock is held by affiliates of CCMP and by INEOS, respectively.
Sales of substantial amounts of our common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future.

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
Our operating headquarters are located in Malvern, Pennsylvania. As of December 31, 2018, we had 71 manufacturing facilities in 19 countries on six continents. We also had 14 administrative facilities and six research and development facilities located in 13 countries. Our joint ventures operated out of seven facilities located in six countries, including six manufacturing facilities. We also own or lease other properties, including office buildings, warehouses, testing facilities and sales offices.
The table below presents summary information regarding our principal facilities as of December 31, 2018.

Location	Approximate Square Feet	Owned or leased	PM&C	EC&S	Principal Use or Key End Uses Served
Administrative facilities:
Amersfoort, Netherlands	4,176	Leased	X		Administrative
Lenexa, Kansas, United States	14,489	Leased	X	X	Administrative
Malvern, Pennsylvania, United States	33,000	Leased	X	X	Administrative
Research and development facilities:
Toronto, Canada	1,300	Leased	X		Research and Development
St. Pourcain-sur-Sioule, France	30,916	Owned	X		Research and Development; Highway Safety & Construction
Eijsden, Netherlands	4,306	Owned	X		Research and Development
Warrington, United Kingdom	14,155	Owned	X	X	Research and Development
Conshohocken, Pennsylvania, United States	74,968	Owned	X	X	Research and Development
Barcelona, Spain	20,548	Leased	X		Research and Development, Highway Safety & Construction

Manufacturing facilities:
Melbourne-Dandenong, Australia	59,599	Owned	X		Highway Safety & Construction and Consumer Products
Jacana, Brazil	43,753	Owned	X		Consumer Products and Industrial & Process Chemicals
Rio Claro, Brazil	193,750	Owned	X	X
Toronto, Canada	75,471	Owned	X		Highway Safety & Construction and Industrial & Process Chemicals
Lamotte, France	130,567	Leased	X		Industrial & Process Chemicals
Wurzen, Germany	124,915	Owned	X		Industrial & Process Chemicals and Natural Resources
Pasuruan, Indonesia	68,489	Owned	X	X	Consumer Products and Packaging & Engineered Plastics
Guadalajara, Mexico	105,866	Owned	X		Industrial & Process Chemicals
Tlalnepantla, Mexico	136,209	Owned	X		Industrial & Process Chemicals and Consumer Products
Eijsden, Netherlands	165,850	Owned/Leased(1)	X		Consumer Products and Industrial & Process Chemicals
Maastricht, Netherlands	70,073	Leased	X		Consumer Products and Industrial & Process Chemicals
Winschoten, Netherlands	134,548	Leased	X		Packaging & Engineered Plastics and Industrial & Process Chemicals
Delfzijl, Netherlands	38,373	Leased(2)		X	Fuels and Emission Controls
Bangkok, Thailand	12,056	Owned	X		Highway Safety & Construction
Warrington, United Kingdom	371,063	Owned	X	X	Consumer Products, Packaging & Engineered Plastics and Highway & Safety Construction
Augusta, Georgia, United States (Plant 500)	121,502	Leased	X		Highway Safety & Construction
Baton Rouge, Louisiana, United States	13,503,600	Owned		X	Fuels & Emission Controls
Baytown, Texas, United States	348,480	Owned		X	Fuels & Emission Controls

Brownwood, Texas, United States	107,900	Owned	X		Highway Safety & Construction and Packaging & Engineered Plastics
Chester, Pennsylvania, United States	172,707	Owned	X		Industrial & Process Chemicals and Packaging & Engineered Plastics
Dominguez, California, United States	1,437,480	Owned		X	Fuels & Emission Controls
Gurnee, Illinois, United States	96,000	Owned	X		Industrial & Process Chemicals
Joliet, Illinois, United States	168,657	Owned	X		Highway Safety & Construction and Consumer Products
Hammond, Indiana, United States	1,132,560	Owned		X	Fuels & Emission Controls
Houston, Texas, United States	2,003,760	Owned		X	Fuels & Emission Controls
Kansas City, Kansas, United States	220,679	Owned(3)		X	Fuels & Emission Controls and Packaging & Engineered Plastics
Martinez, California, United States	5,096,520	Owned		X	Fuels & Emission Controls
Muscatine, Iowa, United States	105,072	Owned	X		Highway Safety & Construction
Rahway, New Jersey, United States	124,035	Owned	X		Consumer Products and Industrial & Process Chemicals
Paris, Texas, United States	147,158	Owned	X		Highway Safety & Construction
Portland, Oregon, United States	1,176,120	Owned		X	Fuels & Emission Controls
Potsdam, New York, United States	88,798	Owned	X		Highway Safety & Construction
St. Louis, Missouri, United States	44,034	Owned	X		Production for Consumer Products and Highway & Safety Construction

(1)	Approximately 89,911 square feet is owned and approximately 75,939 square feet is leased.

(2)	The facility is used by our Zeolyst Joint Venture under a ground lease that we entered into with a third party.

(3)	We lease a portion of the site to our Zeolyst Joint Venture.

ITEM 3.	LEGAL PROCEEDINGS.
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
Market Information, Holders and Dividends
Our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “PQG” on September 29, 2017. As of February 25, 2019, there were 111 shareholders of record of our common stock. A substantially greater number of holders of our common stock hold their shares in “street name” through banks, brokers and other financial institutions.
We have not and do not currently intend to pay regular dividends on our common stock in the foreseeable future. The declaration and payment of any future dividends by our Board of Directors is subject to compliance with the covenants contained in the agreements governing our credit facilities, the indentures governing our outstanding notes, applicable law and other considerations. See Note 16 to our consolidated financial statements included in this Form 10-K for details regarding covenant restrictions on the payment of dividends under our debt agreements.
Stock Performance Graph
The graph below shows the cumulative total shareholder return of our common stock for the period from September 29, 2017 to December 31, 2018 as compared to the cumulative total return of the Russell 2000 Total Return Index and the S&P 1500 Specialty Chemicals Index, assuming an investment of $100 made at the respective closing prices on September 29, 2017. The information contained in the graph below is furnished and therefore not to be considered “filed” with the SEC, and is not incorporated by reference into any document that incorporates this Form 10-K by reference.

	9/29/2017	12/31/2017	12/31/2018
PQG	$100	$95	$86
Russell 2000	100	103	92
SP 1500 Spec Chem	100	106	99

Issuer Purchases of Equity Securities
Tax Withholdings
The following table contains information about shares of common stock delivered to the Company by employees to satisfy withholding tax obligations of the employees in connection with the vesting of restricted stock awards and restricted stock units during the fourth quarter of 2018.

				Maximum Number (or Dollar Value) of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs
			Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plan or Programs
	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock

October 2018	116,740	$17.68	N/A	N/A
November 2018	—	$—	N/A	N/A
December 2018	6,376	$13.80	N/A	N/A
Total	123,116

ITEM 6.	SELECTED FINANCIAL DATA.
Selected financial data for the Company is presented in the following table and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and our consolidated financial statements and related notes thereto included in this Form 10-K. Selected financial data has been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected for future periods.
Legacy Eco operated as a business unit of Solvay until the acquisition of substantially all of the assets of Solvay’s Eco Services business unit by Eco Services on December 1, 2014, and therefore, the financial statements of legacy Eco contained in this Form 10-K for periods prior to such acquisition are not necessarily indicative of what legacy Eco’s financial position, results of operations and cash flows would have been had legacy Eco operated as a separate, standalone entity independent of Solvay. Accordingly, references to “Predecessor” include the period from January 1, 2014 to November 30, 2014. For 2014, the results include 11 months of legacy Eco operating activity (January 1, 2014 to November 30, 2014) and include amounts that have been “carved out” from Solvay’s financial statements using assumptions and allocations made by Solvay to reflect Solvay’s Eco Services business unit on a stand-alone basis. References to “Successor” refer to the period from inception of Eco Services (July 30, 2014) to December 31, 2014, but only include one month of legacy Eco operating activity (December 1, 2014 to December 31, 2014), because there was no operating activity for the period from inception (July 30, 2014) to November 30, 2014, and reflects legacy Eco on a stand-alone basis.
In addition to the analysis of historical results of operations, we have prepared unaudited supplemental pro forma results of operations for the years ended December 31, 2016 and 2015. The unaudited pro forma statements of operations reflect pro forma adjustments to the results of PQ Group Holdings to give effect to the Business Combination and the related financing transactions as if they had occurred on January 1, 2015. The unaudited pro forma adjustments include:

•	elimination of intercompany sales between legacy PQ and legacy Eco;

•	adjustments to depreciation expense related to the step-up in fair value of property, plant and equipment;

•	adjustments to amortization expense related to the step-up in fair value of definite-lived intangible assets;

•	removal of non-recurring adjustments related to the step-up in the fair value of inventory;

•	adjustments to stock compensation expense to reflect charges as they relate to our new capital structure;

•	adjustments related to the amortization of the step-up in fair value of property, plant, equipment and definite-lived intangible assets related to our Zeolyst Joint Venture;

•	adjustments to interest expense related to the senior secured term loan facility;

•	adjustments related to the write-off of existing deferred financing fees, original issue discounts and prepayment penalties; and

•	the tax effect of the aforementioned adjustments, including the effect related to the change in tax status of Eco Services from a limited liability company to a C-corporation.
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

							Successor	Predecessor
	Historical				Pro Forma		Period from inception (July 30, 2014) to December 31, 2014	Period from January 1, 2014 to November 30, 2014
	Year ended December 31,				Year ended December 31,
	2018	2017	2016	2015	2016	2015
(In thousands, except per share data)
Operating Results:
Sales	$1,608,154	$1,472,101	$1,064,177	$388,875	$1,403,041	$1,413,201	$35,539	$361,823
Net (loss) income	59,621	58,563	(79,158)	11,427	(57,707)	(25,171)	(22,061)	30,545
Net (loss) income attributable to PQ Group Holdings Inc.	$58,300	$57,603	$(79,746)	$11,427	$(58,932)	$(26,942)	$(22,061)	$30,545

Net income (loss) per share:
Basic income (loss) per share	$0.44	$0.52	$(1.02)	$0.51	$—	$—	$(0.99)	$—
Diluted income (loss) per share	$0.43	$0.52	$(1.02)	$0.51	$—	$—	$(0.99)	$—

Weighted average shares outstanding:
Basic	133,380,567	111,299,670	78,016,005	22,615,787	—	—	22,390,231	—
Diluted	134,684,931	111,669,037	78,016,005	22,615,787	—	—	22,390,231	—

					Successor	Predecessor
					Period from inception (July 30, 2014) to December 31, 2014	Period from January 1, 2014 to November 30, 2014
	Year ended December 31,
	2018	2017	2016	2015
(In thousands)
Financial Position and Other Data:
Cash and cash equivalents	$57,854	$66,195	$70,742	$25,155	$22,627	$—
Property, plant and equipment, net	1,208,979	1,230,384	1,181,388	481,073	472,156	—
Total assets	4,327,425	4,415,455	4,259,671	1,007,636	1,025,094	—
Total debt, including current portion	2,113,957	2,230,486	2,562,198	673,101	675,254	—
Total stockholders' equity	1,664,145	1,631,919	1,027,944	235,293	217,824	—

Cash flows data:
Net cash provided by (used in):
Operating activities	$248,644	$165,173	$122,708	$44,715	$(2,057)	$57,593
Investing activities	(119,290)	(195,982)	(1,915,763)	(38,725)	(888,347)	(32,852)
Financing activities	(137,225)	19,833	1,858,445	(3,462)	913,031	(24,741)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
We conduct operations through two reporting segments: (1) Environmental Catalysts and Services, and (2) Performance Materials and Chemicals. Our Environmental Catalysts and Services business consists of three product groups: silica catalysts, zeolite catalysts, and refining services. Our Environmental Catalysts and Services business is a leading global innovator and producer of catalysts for the refinery, emissions control, and petrochemical industries and is also a leading provider of catalyst recycling services to the North American refining industry. We believe our products are critical for our customers in these growing applications and impart essential functionality in chemical and refining production processes and in emission control for engines. Our Performance Materials and Chemicals business consists of two product groups: performance chemicals and performance materials. Our Performance Materials and Chemicals business is a silicates and specialty materials producer with leading supply positions for the majority of our products sold in North America, Europe, South America, Australia and Asia, except China, serving diverse and growing end uses such as personal and industrial cleaning products, highway beads, fuel efficient tires (“green tires”), surface coatings, and food and beverage. Our products are essential additives, ingredients, and precursors that are critical to the performance characteristics of our customers’ products, yet typically represent only a small portion of our customers’ overall end-product costs. In 2018, we served over 4,000 customers globally across many end uses and, as of December 31, 2018, operated out of 71 manufacturing facilities, which are strategically located across six continents.
On February 21, 2019, we announced that we will change the structure of our internal organization to create four independent businesses in order to promote increased visibility to business unit performance, optimize the Company’s product portfolio and create efficiencies. The reorganization, which will be effective as of March 1, 2019, will lead to the recognition of four reportable segments as follows:
•Catalyst (including the Zeolyst Joint Venture)
•Performance Chemicals
•Performance Materials
•Refining Services
Beginning with the quarter ending March 31, 2019, the segment results and disclosures will reflect the new segment structure for all periods presented.
Basis of Presentation
In accordance with accounting principles generally accepted in the United States (“GAAP”), legacy Eco was the accounting acquirer in the Business Combination and, as such, legacy Eco is treated as our predecessor. Investment funds affiliated with CCMP held a controlling interest in legacy Eco and a non-controlling interest in legacy PQ prior to the Business Combination.
The following table summarizes, for each of the periods specified below and for which financial information is included for PQ Group Holdings in this Form 10-K, the portion, if any, of the financial results of legacy PQ and legacy Eco that is included in the financial results for such periods presented in accordance with GAAP.

	Years ended December 31,
	2018	2017	2016
Operations of legacy Eco	Included	Included	Included
Operations of legacy PQ	Included	Included	Partially included (May 4 to December 31)

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
Key Performance Indicators
Adjusted EBITDA and Adjusted Net Income
Adjusted EBITDA and adjusted net income are financial measures that are not prepared in accordance with GAAP and that we use to evaluate our operating performance, for business planning purposes and to measure our performance relative to that of our competitors. Adjusted EBITDA and adjusted net income are presented as key performance indicators as we believe these financial measures will enhance a prospective investor’s understanding of our results of operations and financial condition. EBITDA consists of net income (loss) attributable to PQ Group Holdings before interest, taxes, depreciation and amortization. Adjusted EBITDA consists of EBITDA adjusted for (i) non-operating income or expense, (ii) the impact of certain non-cash, nonrecurring or other items included in net income (loss) and EBITDA that we do not consider indicative of our ongoing operating performance, and (iii) depreciation, amortization and interest of our 50% share of our Zeolyst Joint Venture. Adjusted net income consists of net income (loss) attributable to PQ Group Holdings adjusted for (i) non-operating income or expense and (ii) the impact of certain non-cash, nonrecurring or other items included in net income (loss) that we do not consider indicative of our ongoing operating performance. We believe that these non-GAAP financial measures provide investors with useful financial metrics to assess our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business.
You should not consider adjusted EBITDA or adjusted net income in isolation or as alternatives to the presentation of our financial results in accordance with GAAP. The presentation of our adjusted EBITDA and adjusted net income financial measures may differ from similar measures reported by other companies and may not be comparable to other similarly titled measures. In evaluating adjusted EBITDA and adjusted net income, you should be aware that we are likely to incur expenses similar to those eliminated in this presentation in the future and that certain of these items could be considered recurring in nature. Our presentation of adjusted EBITDA and adjusted net income should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. Reconciliations of adjusted EBITDA and adjusted net income to GAAP net income (loss) are included in the results of operations discussion that follows for each of the respective periods.
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
Cost of Goods Sold
Cost of goods sold consists of variable product costs, fixed manufacturing expenses, depreciation expense and freight expenses. Variable product costs include all raw materials, energy and packaging costs that are directly related to the manufacturing process. Fixed manufacturing expenses include all plant employment costs, manufacturing overhead and periodic maintenance costs. The primary raw materials for our Environmental Catalysts and Services business include spent sulfuric acid, sulfur, sodium silicates, acids, bases, and certain metals. Most of our refining services contracts feature take-or-pay volume protection and/or quarterly price adjustments for commodity inputs, labor, the Chemical Engineering Index (U.S. chemical plant construction cost index) and natural gas. Spent acid for our refining services product group is supplied by customers for a nominal charge as part of their contracts. Over 80% of our refining services product group sales for the year ended December 31, 2018 were under contracts featuring quarterly price adjustments. The price adjustments generally reflect actual costs for producing acid and tend to protect us from volatility in labor, fixed costs and raw material pricing.
The primary raw materials used in the manufacture of products in our Performance Materials and Chemicals business include soda ash, industrial sand, aluminum trihydrate, sodium hydroxide (also known as “caustic soda”), and cullet. For the year ended December 31, 2018, approximately 40% of our North American silicate sales, which is a significant portion of our performance chemicals product group sales, were derived from contracts that included raw material pass-through clauses. Under these contracts, there generally is a time lag of three to nine months for price changes to pass through, depending on the magnitude of the change in cost and other market dynamics. Freight expenses are generally passed through directly to customers.
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
Foreign Currency
As a global business, we are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. We operate a geographically diverse business with approximately 40% of our sales for the years ended December 31, 2018 and 2017 in currencies other than the U.S. dollar. Because our consolidated financial results are reported in U.S. dollars, sales or earnings generated in currencies other than the U.S. dollar can result in a significant increase or decrease in the amount of those sales and earnings when translated to U.S. dollars. The foreign currencies to which we have the most significant exchange rate exposure include the Euro, British pound, Canadian dollar, Brazilian real and the Mexican peso.
Pro Forma Results of Operations
In addition to the analysis of historical results of operations, we have prepared unaudited supplemental pro forma results of operations for the year ended December 31, 2016. The unaudited pro forma statement of operations reflects pro forma adjustments to the results of PQ Group Holdings to give effect to the Business Combination and the related financing transactions as if they had occurred on January 1, 2015. The unaudited pro forma adjustments include:

•	elimination of intercompany sales between legacy PQ and legacy Eco;

•	adjustments to depreciation expense related to the step-up in fair value of property, plant and equipment;

•	adjustments to amortization expense related to the step-up in fair value of definite-lived intangible assets;

•	removal of non-recurring adjustments related to the step-up in the fair value of inventory;

•	adjustments to stock compensation expense to reflect charges as they relate to our new capital structure;

•	adjustments related to the amortization of the step-up in fair value of property, plant, equipment and definite-lived intangible assets related to our Zeolyst Joint Venture;

•	adjustments to interest expense related to the senior secured term loan facility;

•	adjustments related to the write-off of existing deferred financing fees, original issue discounts and prepayment penalties; and

•	the tax effect of the aforementioned adjustments, including the effect related to the change in tax status of Eco Services from a limited liability company to a C-corporation.
The unaudited pro forma statement of operations has been prepared in accordance with Article 11 of Regulation S-X by combining the historical results of operations of legacy Eco and legacy PQ for the periods prior to May 4, 2016 and should be read in conjunction with our historical consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.
The unaudited pro forma statement of operations has been prepared for illustrative purposes only and is not necessarily indicative of the combined results of operations that would have been realized had the pro forma transactions been completed as of the dates indicated, nor are they meant to be indicative of any anticipated future results of operations. The unaudited pro forma adjustments are based upon available information and assumptions we believe are factually supportable, directly attributable to the Business Combination and the related financing transactions, and with respect to the statement of operations, expected to have a continuing impact on our business, and that we believe are reasonable under the circumstances. In addition, the unaudited pro forma statement of operations does not include any pro forma adjustments to reflect expected cost savings or restructuring actions which may be achievable or the impact of any nonrecurring activity and transaction-related costs.
We believe that the unaudited pro forma statement of operations is a useful presentation of our results of operations as it provides comparative information, period-over-period, on a more comparable basis.

Results of Operations
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Highlights
The following is a summary of our financial performance for the year ended December 31, 2018 compared with the year ended December 31, 2017.
Sales

•
Sales increased $136.1 million to $1,608.2 million. The increase in sales was primarily due to increased volumes and higher average customer prices and favorable mix for the year ended December 31, 2018.

Gross Profit

•
Gross profit increased $4.9 million to $381.7 million. Our increase in gross profit was primarily due to higher pricing, increased volumes and the earnings contributed by the Sovitec acquisition, which were partially offset by higher manufacturing costs and the unfavorable impact on our product mix due to increased sales of lower-margin goods for the year ended December 31, 2018.

Operating Income

•
Operating income increased by $17.7 million to $183.6 million. Our increase in operating income was primarily due to an increase in gross profit, as noted above, and the favorable impact related to a long-term contract termination, which was partially offset by increased public-company costs for the year ended December 31, 2018.

Equity in Net Income of Affiliated Companies

•
Equity in net income of affiliated companies for the year ended December 31, 2018 was $37.6 million, compared with net income of $38.8 million for the year ended December 31, 2017. The decrease was due to lower earnings of $3.4 million generated by our Zeolyst Joint Venture during the year ended December 31, 2018 as compared to the year ended December 31, 2017 and $2.0 million of lower amortization on the fair value step-up of the underlying assets of our Zeolyst Joint Venture, which was a result of the Business Combination.

The following is our consolidated statements of operations and a summary of financial results for the years ended December 31, 2018 and 2017.

	Years ended December 31,		Change
	2018	2017	$	%
	(in millions, except percentages)
Sales	$1,608.2	$1,472.1	$136.1	9.2%
Cost of goods sold	1,226.5	1,095.3	131.2	12.0%
Gross profit	381.7	376.8	4.9	1.3%
Gross profit margin	23.7%	25.6%
Selling, general and administrative expenses	168.6	146.7	21.9	14.9%
Other operating expense, net	29.5	64.2	(34.7)	(54.0)%
Operating income	183.6	165.9	17.7	10.7%
Operating income margin	11.4%	11.3%
Equity in net (income) from affiliated companies	(37.6)	(38.8)	1.2	(3.1)%
Interest expense, net	113.7	179.0	(65.3)	(36.5)%
Debt extinguishment costs	7.8	61.9	(54.1)	(87.4)%
Other expense, net	11.1	24.4	(13.3)	(54.5)%
Income (loss) before income taxes and noncontrolling interest	88.6	(60.6)	149.2	(246.2)%
Provision (benefit) for income taxes	29.0	(119.2)	148.2	(124.3)%
Effective tax rate	32.7%	196.6%
Net income	59.6	58.6	1.0	1.7%
Less: Net income attributable to the noncontrolling interest	1.3	1.0	0.3	30.0%
Net income attributable to PQ Group Holdings Inc.	$58.3	$57.6	$0.7	1.2%

Sales

	Years ended December 31,		Change
	2018	2017	$	%
	(in millions, except percentages)
Sales:
Silica Catalysts	$72.1	$75.3	$(3.2)	(4.2)%
Refining Services	455.6	398.4	57.2	14.4%
Environmental Catalysts & Services	527.7	473.7	54.0	11.4%

Performance Chemicals	717.3	687.6	29.7	4.3%
Performance Materials	378.3	324.2	54.1	16.7%
Eliminations	(11.8)	(10.0)	(1.8)	18.0%
Performance Materials & Chemicals	1,083.8	1,001.8	82.0	8.2%

Inter-segment sales eliminations	(3.3)	(3.4)	0.1	(2.9)%

Total sales	$1,608.2	$1,472.1	$136.1	9.2%

Environmental Catalysts & Services: Sales in Environmental Catalysts and Services for the year ended December 31, 2018 were $527.7 million, an increase of $54.0 million, or 11.4%, compared to sales of $473.7 million for the year ended December 31, 2017. The increase in sales was primarily due to higher average selling price and customer mix of $28.6 million and an increase in volumes of $25.5 million.
The higher average selling price and customer mix was driven by higher cost pass-through pricing in our virgin sulfuric acid product group and favorable customer pricing in our regeneration services product group. The increase in volumes was driven by higher customer demand within our virgin sulfuric acid, regeneration services and polyolefin catalysts product lines, which was partially offset by lower methyl methacrylate sales.
Performance Materials & Chemicals: Sales in Performance Materials and Chemicals for the year ended December 31, 2018 were $1,083.8 million, an increase of $82.0 million, or 8.2%, compared to sales of $1,001.8 million for the year ended December 31, 2017. The increase in sales was primarily due to higher sales volumes of $49.2 million, higher average selling price and favorable customer mix of $31.3 million and the favorable effects of foreign currency translation of $1.5 million.
The integration of Sovitec into our existing European operations, growth in North American highway safety product sales and higher sodium silicate industrial demand more than offset a decline in consumer product sales. Higher average selling prices were principally a result of favorable cost pass-through pricing and price increases in certain product lines. The favorable effects of foreign currency were primarily driven by the weaker Euro and British Pound compared to the U.S. dollar, which were partially offset by a stronger Brazilian Real as compared to the U.S. dollar.
Gross Profit
Gross profit for the year ended December 31, 2018 was $381.7 million, an increase of $4.9 million, or 1.3%, compared with $376.8 million for the year ended December 31, 2017. The increase in gross profit was due to favorable customer pricing of $59.9 million, higher volumes of $36.7 million and favorable foreign currency translation of $1.1 million, which was offset by unfavorable manufacturing costs of $78.4 million, unfavorable product mix of $12.4 million and higher depreciation expense of $2.0 million.
Increased customer demand within our virgin sulfuric acid and regeneration services product groups, the integration of Sovitec into our existing European operations and higher sodium silicate industrial sales volumes more than offset a decline in sales related to the timing of customer orders in the methyl methacrylate market and slower sales in our consumer products group. The unfavorable change in manufacturing costs was driven by higher raw material costs, some of which are passed through in price, increased shipping and handling costs and the timing of plant maintenance costs incurred during the year ended December 31, 2018. The unfavorable change in manufacturing costs was partially offset by lower highway product group start-up costs, which were incurred during the year ended December 31, 2017. Unfavorable product mix was driven by increased volumes of lower-margin products.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2018 were $168.6 million, an increase of $21.9 million, or 14.9%, compared with $146.7 million for the year ended December 31, 2017. The increase in selling, general and administrative expenses was due to higher compensation related expenses due to an increase in employee headcount, higher stock compensation expense of $10.7 million related to awards issued in conjunction with our IPO and increased professional fees.
Other Operating Expense, Net
Other operating expense, net for the year ended December 31, 2018 was $29.5 million, a decrease of $34.7 million, or 54.0%, compared with $64.2 million for the year ended December 31, 2017. The decrease in other operating expense, net was due to gains recognized in the year ended December 31, 2018 on the termination of a customer supply contract of $20.6 million and insurance recoveries totaling $6.5 million related to losses sustained as a result of Hurricane Harvey in August 2017 (of which $5.5 million was recorded in other operating expense, net), and higher expenses in the year ended December 31, 2017 related to severance and restructuring costs for a plant reduction in force, legal and professional fees related to our IPO, management advisory fees for agreements that terminated as a result of our IPO and transaction-related costs for our June 2017 acquisition of Sovitec. Partially offsetting the decrease in other operating expense, net was an increase in amortization expense related to the intangible assets identified as part of the Sovitec acquisition.

Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the year ended December 31, 2018 was $37.6 million, a decrease of $1.2 million, compared with income of $38.8 million for the year ended December 31, 2017. The decrease was primarily due to $42.9 million of earnings generated by our Zeolyst Joint Venture during the year ended December 31, 2018 as compared to $46.3 million for the year ended December 31, 2017 which was a result of higher manufacturing costs, offset by increased sales of higher-margin products, and $2.0 million of lower amortization expense on the fair value step-up of the underlying assets of our Zeolyst Joint Venture, which was a result of the Business Combination.
Interest Expense, Net
Interest expense, net for the year ended December 31, 2018 was $113.7 million, a decrease of $65.3 million, as compared with $179.0 million for the year ended December 31, 2017. The decrease in interest expense was due to lower average debt balances, mainly as a result of the repayment of outstanding debt with the proceeds from our IPO in October 2017, and reduction in interest rates related to our refinancing efforts completed during the year ended December 31, 2017 and first quarter of 2018.
Debt Extinguishment Costs
Debt extinguishment costs for the years ended December 31, 2018 and 2017 were $7.8 million and $61.9 million, respectively.
During the year ended December 31, 2018, we prepaid $100.0 million of outstanding principal balance on the New Term Loan Facility (as defined below). In connection with this prepayment, we wrote off $0.6 million of previously unamortized deferred financing costs and original issue discount of $1.3 million as debt extinguishment costs.
On February 8, 2018 we refinanced our existing senior secured term loan facility with a new $1,267.0 million senior secured term loan facility to reduce the applicable interest rates. We recorded $2.1 million of new creditor and third-party financing fees as debt extinguishment costs. In addition, previously unamortized deferred financing costs of $1.4 million and original issue discount of $2.4 million associated with the existing senior secured term loan facility were written off as debt extinguishment costs.
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
On October 3, 2017, we completed our IPO whereby we issued 29 million shares of our common stock at an offering price of $17.50 per share and used the proceeds to repay $446.2 million of our Floating Rate Senior Unsecured Notes due 2022. In conjunction with the IPO, we paid $32.3 million in prepayment premiums and wrote off existing unamortized deferred financing costs of $0.7 million and original issue discount of $7.6 million as debt extinguishment costs.
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
Other Expense, Net
Other expense, net was $11.1 million for the year ended December 31, 2018, a favorable change of $13.3 million, compared with other expense, net of $24.4 million for the year ended December 31, 2017. The change in other expense, net primarily consisted of $13.8 million of foreign currency losses for the year ended December 31, 2018 as compared to foreign currency losses of $25.8 million for the year ended December 31, 2017.
Provision (Benefit) for Income Taxes
The provision for income taxes for the year ended December 31, 2018 was $29.0 million compared to a $119.2 million benefit for the year ended December 31, 2017. The effective income tax rate for the year ended December 31, 2018 was 32.7% compared to 196.6% for the year ended December 31, 2017. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the year ended December 31, 2018 was mainly due to the impact of the Global Intangible Low Taxed Income (“GILTI”) provisions of U.S. tax reform, the effect of permanent differences related to foreign currency exchange gain or loss, changes in valuation allowances, higher tax rates in foreign jurisdictions as compared to the U.S. statutory tax rate, foreign withholding taxes and state taxes.The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the year ended December 31, 2017 was mainly due to the tax effects of U.S. tax reform which reduced the corporate tax rate, lower tax rates in foreign jurisdictions as compared to the U.S. federal tax rate, state taxes and foreign withholding taxes.
Net Income Attributable to PQ Group Holdings
For the foregoing reasons and after the effect of the non-controlling interest in earnings of subsidiaries for each period presented, net income attributable to PQ Group Holdings was $58.3 million for the year ended December 31, 2018 as compared to net income of $57.6 million for the year ended December 31, 2017.
Adjusted EBITDA
Summarized Segment Adjusted EBITDA information is shown below in the following table:

	Years ended December 31,		Change
	2018	2017	$	%
	(in millions, except percentages)
Segment Adjusted EBITDA(1):
Environmental Catalysts & Services(2)	$257.6	$243.6	$14.0	5.7%
Performance Materials & Chemicals	243.4	240.2	3.2	1.3%
Total Segment Adjusted EBITDA(3)	501.0	483.8	17.2	3.6%
Unallocated corporate expenses	(37.0)	(30.5)	(6.5)	21.3%
Adjusted EBITDA	$464.0	$453.3	$10.7	2.4%

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

(2)
The Adjusted EBITDA from our Zeolyst Joint Venture included in the Environmental Catalysts and Services segment is $56.7 million for the year ended December 31, 2018, which includes $42.9 million of equity in net income, excluding $6.6 million of amortization of investment in affiliate step-up, plus $12.6 million of joint venture depreciation, amortization and interest. The Adjusted EBITDA from our Zeolyst Joint Venture included in the Environmental Catalysts and Services segment is $58.2 million for the year ended December 31, 2017, which includes $46.3 million of equity in net income, excluding $8.6 million of amortization of investment in affiliate step-up, plus $11.1 million of joint venture depreciation, amortization and interest.

(3)	Our total Segment Adjusted EBITDA differs from our total consolidated Adjusted EBITDA due to unallocated corporate expenses.
Adjusted EBITDA for the year ended December 31, 2018 was $464.0 million, an increase of $10.7 million, or 2.4%, compared with $453.3 million for the year ended December 31, 2017.
Environmental Catalysts & Services: Adjusted EBITDA for the year ended December 31, 2018 was $257.6 million, an increase of $14.0 million, or 5.7%, compared with $243.6 million for the year ended December 31, 2017.

The increase in Adjusted EBITDA was driven primarily by higher sales volumes within our virgin sulfuric acid and regeneration services product lines and insurance recoveries from Hurricane Harvey. The increase in Adjusted EBITDA was partially offset by lower chemical synthesis catalysts sales due to the timing of customer order patterns, increased fixed costs and plant maintenance costs incurred at our refining services facilities.
Performance Materials & Chemicals: Adjusted EBITDA for the year ended December 31, 2018 was $243.4 million, an increase of $3.2 million, or 1.3%, compared with $240.2 million for the year ended December 31, 2017.
The increase in Adjusted EBITDA was due to higher contribution margins from sodium silicate and North American highway product group sales, the integration of Sovitec into our European operations and lower restructuring costs related to a plant shut-down in the prior year period, which was partially offset by higher fixed costs and labor-related costs.
A reconciliation of net income attributable to PQ Group Holdings to Segment Adjusted EBITDA is as follows:

	Years ended December 31,
	2018	2017
	(in millions)
Reconciliation of net income attributable to PQ Group Holdings Inc. to Segment Adjusted EBITDA
Net income attributable to PQ Group Holdings Inc.	$58.3	$57.6
Provision (benefit) for income taxes	29.0	(119.2)
Interest expense, net	113.7	179.0
Depreciation and amortization	185.2	177.1
EBITDA	386.2	294.5
Joint venture depreciation, amortization and interest(a)	12.6	11.1
Amortization of investment in affiliate step-up(b)	6.6	8.6
Amortization of inventory step-up(c)	1.6	0.9
Debt extinguishment costs	7.8	61.9
Net loss on asset disposals(d)	6.6	5.8
Foreign currency exchange loss(e)	13.8	25.8
LIFO expense(f)	8.4	3.7
Management advisory fees(g)	—	3.8
Transaction and other related costs(h)	0.9	7.4
Equity-based compensation	19.5	8.8
Restructuring, integration and business optimization expenses(i)	14.0	13.2
Defined benefit plan pension cost(j)	(0.8)	2.9
Gain on contract termination(k)	(20.6)	—
Other(l)	7.4	4.9
Adjusted EBITDA	464.0	453.3
Unallocated corporate expenses	37.0	30.5
Segment Adjusted EBITDA	$501.0	$483.8

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

(c)	As a result of the Sovitec acquisition and the Business Combination, there was a step-up in the fair value of inventory, which is amortized through cost of goods sold in the statement of operations.

(d)	When asset disposals occur, we remove the impact of net gain/loss of the disposed asset because such impact primarily reflects the non-cash write-off of long-lived assets no longer in use.

(e)
Reflects the exclusion of the negative or positive transaction gains and losses of foreign currency in the statement of operations primarily related to the Euro-denominated term loan (which was settled as part of the February 2018 term loan refinancing) and the non-permanent intercompany debt denominated in local currency translated to U.S. dollars.

(f)
Represents non-cash adjustments to the Company’s LIFO reserves for certain inventories in the U.S. that are valued using the LIFO method, which we believe provides a means of comparison to other companies that may not use the same basis of accounting for inventories.

(g)
Reflects consulting fees paid to CCMP and affiliates of INEOS for consulting services that include certain financial advisory and management services. These consulting agreements were terminated upon completion of our IPO on October 3, 2017.

(h)
Relates to certain transaction costs related to our IPO and the Sovitec acquisition, which are described in further detail in our consolidated financial statements, as well as other costs related to several transactions that are completed, pending or abandoned and that we believe are not representative of our ongoing business operations.

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

(k)
Represents a non-cash gain on the write-off of the remaining liability under a contractual supply arrangement. As part of the 2014 Acquisition, we recognized a liability as part of business combination accounting related to our obligation to serve a customer under a pre-existing unfavorable supply agreement. In December 2018, the customer who was party to the agreement closed its facility, and as a result, we were relieved from our obligation to continue to supply the customer on the below market contract. Because the fair value of the unfavorable contract liability was recognized as part of the application of business combination accounting, and since the write-off of the remaining liability was non-cash in nature, we believe this gain is a special item that is not representative of our ongoing business operations.

(l)
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

Adjusted Net Income
Summarized adjusted net income information is shown below in the following table:

	Years ended December 31,
	2018	2017
	(in millions)
Reconciliation of net income attributable to PQ Group Holdings Inc. to Adjusted Net Income (1)(2)
Net income attributable to PQ Group Holdings Inc.	$58.3	$57.6
Amortization of investment in affiliate step-up(b)	4.2	6.5
Amortization of inventory step-up(c)	1.0	0.6
Debt extinguishment costs	4.9	46.4
Net loss on asset disposals(d)	4.1	3.9
Foreign currency exchange loss(e)	8.2	16.1
LIFO expense(f)	5.3	2.8
Management advisory fees(g)	—	2.8
Transaction related costs(h)	0.6	5.6
Equity-based compensation	14.9	6.6
Restructuring, integration and business optimization expenses(i)	8.8	7.6
Defined benefit plan pension cost(j)	(0.5)	2.0
Gain on contract termination(k)	(13.0)	—
Other(l)	4.6	5.9
Adjusted Net Income, including non-cash GILTI tax and tax reform	101.4	164.4
Impact of non-cash GILTI tax(3)	21.2	—
Impact of tax reform(4)	(6.0)	(106.5)
Adjusted Net Income	$116.6	$57.9

(1)
We define adjusted net income as net income attributable to PQ Group Holdings adjusted for non-operating income or expense and the impact of certain non-cash or other items that are included in net income that we do not consider indicative of our ongoing operating performance. Adjusted net income is presented as a key performance indicator as we believe it will enhance a prospective investor’s understanding of our results of operations and financial condition. Adjusted net income may not be comparable with net income or adjusted net income as defined by other companies.

(2)	Refer to the Adjusted EBITDA notes above for more information with respect to each adjustment.

(3)
Amount represents the impact to tax expense in net income before non-controlling interest and the related adjustments to net income associated with the GILTI provisions of the TCJA. Beginning January 1, 2018, GILTI results in taxation of “excess of foreign earnings,” which is defined as amounts greater than a 10% rate of return on applicable foreign tangible asset basis. The Company is required to record incremental tax provision impact with respect to GILTI as a result of having historical U.S. net operating loss (“NOL”) amounts to offset the GILTI taxable income inclusion. This NOL utilization precludes us from recognizing foreign tax credits (“FTCs”) which would otherwise help offset the tax impacts of GILTI. No FTCs will be recognized with respect to GILTI until our cumulative NOL balance has been exhausted. Because the GILTI provision does not impact our cash taxes (given available U.S. NOLs), and given that we expect to recognize FTCs to offset GILTI impacts once the NOLs are exhausted, we do not view this item as a component of core operations.

(4)	Represents the adjustment for the impact of the TCJA and the rate change in the Netherlands related to the Dutch Tax Plan 2019 recorded in net income.
The adjustments to net income attributable to PQ Group Holdings Inc. are shown net of applicable statutory tax rates.

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

Operating Income

•
Historical: Operating income increased by $84.4 million to $165.9 million. Our increase in operating income was primarily due to the inclusion of $71.0 million of legacy PQ operating income in our results of operations for the year ended December 31, 2017 as compared to the inclusion of $18.0 million of legacy PQ operating income in our results of operations for the period of May 4, 2016 through December 31, 2016.

•
Pro forma: Operating income increased by $22.7 million to $165.9 million. Our operating income increased due to the Sovitec acquisition, higher margins generated by favorable customer price increases and the result of cost reduction measures for the year ended December 31, 2017.

Equity in Net Income of Affiliated Companies

•
Historical: Equity in net income of affiliated companies for the year ended December 31, 2017 was $38.8 million, compared with a loss of $2.6 million for the year ended December 31, 2016. The increase was due to an increase in earnings of $49.6 million generated by our Zeolyst Joint Venture during the year ended December 31, 2017 as compared to the the year ended December 31, 2016 and $27.7 million of lower amortization on the fair value step-up of the underlying assets of our Zeolyst Joint Venture, which was a result of the Business Combination.

•
Pro Forma: Equity in net income of affiliated companies for the year ended December 31, 2017 was $38.8 million, compared with income of $35.2 million for the year ended December 31, 2016. The increase in earnings generated by our Zeolyst Joint Venture was due to higher sales for emission control and increased sales of aromatic catalysts.

The following is our consolidated statements of operations and a summary of financial results, presented on a historical and pro forma basis, for the years ended December 31, 2017 and 2016. The historical results of operations include legacy Eco for all periods presented and legacy PQ for the year ended December 31, 2017 and the period of May 4, 2016 through December 31, 2016. The unaudited pro forma results of operations reflect pro forma adjustments to the results of PQ Group Holdings to give effect to the Business Combination and the related financing transactions as if they had occurred on January 1, 2015.

	Historical				Historical	Pro Forma
	Years ended December 31,		Change		Years ended December 31,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions, except percentages)
Sales	$1,472.1	$1,064.2	$407.9	38.3%	$1,472.1	$1,403.0	$69.1	4.9%
Cost of goods sold	1,095.3	810.1	285.2	35.2%	1,095.3	1,037.1	58.2	5.6%
Gross profit	376.8	254.1	122.7	48.3%	376.8	365.9	10.9	3.0%
Gross profit margin	25.6%	23.9%			25.6%	26.1%
Selling, general and administrative expenses	146.7	110.3	36.4	33.0%	146.7	147.7	(1.0)	(0.7)%
Other operating expense, net	64.2	62.3	1.9	3.0%	64.2	75.0	(10.8)	(14.4)%
Operating income	165.9	81.5	84.4	103.6%	165.9	143.2	22.7	15.9%
Operating income margin	11.3%	7.7%			11.3%	10.2%
Equity in net (income) loss from affiliated companies	(38.8)	2.6	(41.4)	(1,592.3)%	(38.8)	(35.2)	(3.6)	10.2%
Interest expense, net	179.0	140.3	38.7	27.6%	179.0	187.9	(8.9)	(4.7)%
Debt extinguishment costs	61.9	13.8	48.1	348.6%	61.9	1.8	60.1	3,338.9%
Other expense (income), net	24.4	(6.1)	30.5	(500.0)%	24.4	(11.5)	35.9	(312.2)%
Income (loss) before income taxes and noncontrolling interest	(60.6)	(69.1)	8.5	(12.3)%	(60.6)	0.2	(68.0)	(30,400.0)%
Provision (benefit) for income taxes	(119.2)	10.0	(129.2)	(1,292.0)%	(119.2)	58.0	(177.2)	(305.5)%
Effective tax rate	196.6%	(14.5)%			196.6%	22,295.0%
Net income (loss)	58.6	(79.1)	137.7	(174.1)%	58.6	(57.8)	116.4	(201.4)%
Less: Net income attributable to the noncontrolling interest	1.0	0.6	0.4	66.7%	1.0	1.2	(0.2)	(16.7)%
Net income (loss) attributable to PQ Group Holdings Inc.	$57.6	$(79.7)	$137.3	(172.3)%	$57.6	$(59.0)	$116.6	(197.6)%

Sales

	Historical				Historical	Pro Forma
	Years ended December 31,		Change		Years ended December 31,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions, except percentages)
Sales:
Silica Catalysts	$75.3	$53.0	$22.3	42.1%	$75.3	$84.2	$(8.9)	(10.6)%
Refining Services	398.4	373.7	24.7	6.6%	398.4	373.7	24.7	6.6%
Environmental Catalysts & Services	473.7	426.7	47.0	11.0%	473.7	457.9	15.8	3.5%

Performance Chemicals	687.6	437.5	250.1	57.2%	687.6	663.9	23.7	3.6%
Performance Materials	324.2	206.5	117.7	57.0%	324.2	291.3	32.9	11.3%
Eliminations	(10.0)	(5.0)	(5.0)	100.0%	(10.0)	(8.0)	(2.0)	25.0%
Performance Materials & Chemicals	1,001.8	639.0	362.8	56.8%	1,001.8	947.2	54.6	5.8%

Inter-segment sales eliminations	(3.4)	(1.5)	(1.9)	126.7%	(3.4)	(2.1)	(1.3)	61.9%

Total sales	$1,472.1	$1,064.2	$407.9	38.3%	$1,472.1	$1,403.0	$69.1	4.9%

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
Selling, General and Administrative Expenses
Historical: Selling, general and administrative expenses for the year ended December 31, 2017 were $146.7 million, an increase of $36.4 million, or 33.0%, compared with $110.3 million for the year ended December 31, 2016. The increase in selling, general and administrative expenses was due to $125.9 million attributable to the inclusion of legacy PQ selling, general and administrative expenses in our results of operations for the year ended December 31, 2017 as compared to legacy PQ selling, general and administrative expenses of $76.2 million in our results of operations for the period of May 4, 2016 through December 31, 2016. This was partly offset by $12.0 million of lower selling, general and administrative expenses as a result of cost reduction initiatives within our refining services group.
Pro Forma: Selling, general and administrative expenses for the year ended December 31, 2017 were $146.7 million, a decrease of $1.0 million, or 0.7%, compared with $147.7 million for the year ended December 31, 2016.
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
Pro Forma: Other operating expense, net for the year ended December 31, 2017 was $64.2 million, a decrease of $10.8 million, or 14.4%, compared with $75.0 million for the year ended December 31, 2016. The decrease in other operating expense, net was due to $5.5 million of lower restructuring and severance related costs, $6.9 million of asset impairment charges incurred during the year ended December 31, 2016 and $1.7 million of lower environmental remediation charges, which was offset by $6.0 million of transaction costs related to our IPO and Sovitec acquisition.
Equity in Net Income of Affiliated Companies
Historical: Equity in net income of affiliated companies for the year ended December 31, 2017 was $38.8 million, an increase of $41.4 million, compared with a loss of $2.6 million for the year ended December 31, 2016. The increase was primarily due to $46.3 million of earnings generated by our Zeolyst Joint Venture during the year ended December 31, 2017 as compared to $3.3 million for the period of May 4, 2016 through December 31, 2016 and $27.7 million of lower amortization expense on the fair value step-up of the underlying assets of our Zeolyst Joint Venture, which was a result of the Business Combination.
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
On October 3, 2017, we completed our IPO whereby we issued 29 million shares of our common stock at an offering price of $17.50 per share and used the proceeds to repay $446.2 million of our Floating Rate Senior Unsecured Notes due 2022. In conjunction with the IPO, we paid $32.3 million in prepayment premiums and wrote off existing unamortized deferred financing costs of $0.7 million and original issue discount of $7.6 million as debt extinguishment costs.
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
Other (Income) Expense, Net
Historical: Other expense, net was $24.4 million for the year ended December 31, 2017, an unfavorable change of $30.5 million, compared with other income, net of $6.1 million for the year ended December 31, 2016. The change in other expense, net primarily consisted of $25.8 million of foreign currency losses for the year ended December 31, 2017 as compared to foreign currency gains of $3.6 million for the year ended December 31, 2016.
Pro Forma: Other expense, net was $24.4 million for the year ended December 31, 2017, an unfavorable change of $35.9 million, compared with other income, net of $11.5 million for the year ended December 31, 2016. The change in other expense, net primarily consisted of $25.8 million of foreign currency losses for the year ended December 31, 2017 as compared to foreign currency gains of $8.8 million for the year ended December 31, 2016.
(Benefit) Provision for Income Taxes
Historical: The benefit for income taxes for the year ended December 31, 2017 was $119.2 million compared to a $10.0 million provision for the year ended December 31, 2016. The effective income tax rate for the year ended December 31, 2017 was 196.6% compared to (14.5)% for the year ended December 31, 2016. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the year ended December 31, 2017 was mainly due to the tax effect of U.S. tax reform that reduced the corporate tax rate, lower tax rates in foreign jurisdictions as compared to the U.S. federal tax rate, state taxes and foreign withholding taxes. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the year ended December 31, 2016 was mainly due to the tax effect of our foreign currency exchange loss recognized as a discrete item for the purposes of calculating the effective tax rate as well as the tax effect of repatriating foreign earnings back to the U.S. as dividends, partially offset by lower tax rates in foreign jurisdictions as compared to the U.S. federal tax rate, foreign withholding taxes, state taxes, non-deductible transaction costs, and change in tax status of legacy Eco. Prior to the Business Combination on May 4, 2016, legacy Eco was a single member limited liability company and taxed as a partnership for federal and state income tax purposes. As such, all income tax liabilities and/or benefits of legacy Eco were passed through to its members. Because legacy Eco was taxed as a partnership, it did not record deferred taxes on the basis difference on its financial statements. Following the Business Combination on May 4, 2016, legacy Eco had a change in tax status and is now taxed as a C-Corporation subject to federal and state corporate level income taxes at prevailing corporate rates. Minimal taxes were recorded on the book losses incurred by legacy Eco during the periods preceding the Business Combination included in the year ended December 31, 2016, causing the fluctuation to the Company’s effective income tax rate in comparison to the taxes recorded for the year ended December 31, 2016.
Pro Forma: The benefit for income taxes for the year ended December 31, 2017 was $119.2 million compared to a $58.0 million provision for the year ended December 31, 2016. The effective income tax rate for the year ended December 31, 2017 was 196.6% compared to 22,295.0% for the year ended December 31, 2016. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the year ended December 31, 2017 was mainly due to the tax effect of U.S. tax reform—reducing the corporate tax rate, lower tax rates in foreign jurisdictions as compared to the U.S. federal tax rate, state taxes and foreign withholding taxes. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the year ended December 31, 2016 was mainly due to the tax effect of our foreign currency exchange loss recognized as a discrete item for the purposes of calculating the effective tax rate as well as the tax effect of repatriating foreign earnings back to the U.S. as dividends, partially offset by lower tax rates in foreign jurisdictions as compared to the U.S. federal tax rate, foreign withholding taxes, state taxes, non-deductible transaction costs, and change in tax status of legacy Eco. Prior to the Business Combination on May 4, 2016, legacy Eco was a single member limited liability company and taxed as a partnership for federal and state income tax purposes. As such, all income tax liabilities and/or benefits of legacy Eco were passed through to its members. Because legacy Eco was taxed as a partnership, it did not record deferred taxes on the basis difference on its financial statements. Following the Business Combination on May 4, 2016, legacy Eco had a change in tax status and is now taxed as a C-Corporation subject to federal and state corporate level income taxes at prevailing corporate rates. Minimal taxes were recorded on the book losses incurred by legacy Eco during the periods preceding the Business Combination included in the year ended December 31, 2016, causing the fluctuation to the Company’s effective income tax rate in comparison to the taxes recorded for the year ended December 31, 2016.
Net Income (Loss) Attributable to PQ Group Holdings
Historical: For the foregoing reasons and after the effect of the non-controlling interest in earnings of subsidiaries for each period presented, net income attributable to PQ Group Holdings was $57.6 million for the year ended December 31, 2017 as compared to a net loss of $79.7 million for the year ended December 31, 2016.
Pro Forma: For the foregoing reasons and after the effect of the non-controlling interest in earnings of subsidiaries for each period presented, net income attributable to PQ Group Holdings was $57.6 million for the year ended December 31, 2017 as compared to a net loss of $59.0 million for the year ended December 31, 2016.
Historical and Pro Forma Adjusted EBITDA
Summarized historical and pro forma Segment Adjusted EBITDA information is shown below in the following table:

	Historical	Pro Forma
	Years ended December 31,		Change
	2017	2016	$	%
	(in millions, except percentages)
Segment Adjusted EBITDA(1):
Environmental Catalysts & Services(2)	$243.6	$221.8	$21.8	9.8%
Performance Materials & Chemicals	240.2	231.8	8.4	3.6%
Total Segment Adjusted EBITDA(3)	483.8	453.6	30.2	6.7%
Unallocated corporate expenses	(30.5)	(32.8)	2.3	(7.0)%
Adjusted EBITDA	$453.3	$420.8	$32.5	7.7%

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

(2)
The Adjusted EBITDA from the Zeolyst Joint Venture included in the Environmental Catalysts and Services segment is $58.2 million for the year ended December 31, 2017, which includes $46.3 million of equity in net income, excluding $8.6 million of amortization of investment in affiliate step-up plus $11.1 million of joint venture depreciation, amortization and interest. The pro forma Adjusted EBITDA from the Zeolyst Joint Venture included in the Environmental Catalysts and Services segment is $52.7 million for the year ended December 31, 2016, which includes $42.3 million of equity in net income, excluding $7.3 million of amortization of investment in affiliate step-up plus $10.3 million of joint venture depreciation, amortization and interest.

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
A reconciliation of net income and pro forma net loss attributable to PQ Group Holdings to Segment Adjusted EBITDA and pro forma Segment Adjusted EBITDA is as follows:

	Historical	Pro Forma
	Years ended December 31,
	2017	2016
	(in millions)
Reconciliation of net loss attributable to PQ Group Holdings Inc. to Segment Adjusted EBITDA
Net income (loss) attributable to PQ Group Holdings Inc.	$57.6	$(59.0)
Provision (benefit) for income taxes	(119.2)	58.0
Interest expense, net	179.0	187.9
Depreciation and amortization	177.1	165.8
EBITDA	294.5	352.7
Joint venture depreciation, amortization and interest(a)	11.1	10.3
Amortization of investment in affiliate step-up(b)	8.6	5.8
Amortization of inventory step-up(c)	0.9	4.9
Impairment of fixed assets, intangibles and goodwill	—	6.9
Debt extinguishment costs	61.9	1.8
Net loss on asset disposals(d)	5.8	4.8
Foreign currency exchange (gain) loss(e)	25.8	(9.0)
LIFO expense(f)	3.7	1.3
Management advisory fees(g)	3.8	5.3
Transaction and other related costs(h)	7.4	2.6
Equity-based compensation	8.8	6.5
Restructuring, integration and business optimization expenses(i)	13.2	17.9
Defined benefit plan pension cost(j)	2.9	2.8
Other(k)	4.9	6.2
Adjusted EBITDA	453.3	420.8
Unallocated corporate expenses	30.5	32.8
Segment Adjusted EBITDA	$483.8	$453.6

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

(c)	As a result of the Business Combination, there was a step-up in the fair value of inventory at PQ Holdings, which is amortized through cost of goods sold in the statement of operations.

(d)	When asset disposals occur, we remove the impact of net gain/loss of the disposed asset because such impact primarily reflects the non-cash write-off of long-lived assets no longer in use.

(e)
Reflects the exclusion of the negative or positive transaction gains and losses of foreign currency in the statement of operations primarily related to the Euro-denominated term loan (which was settled as part of the February 2018 term loan refinancing) and the non-permanent intercompany debt denominated in local currency translated to U.S. dollars.

(f)
Represents non-cash adjustments to the Company’s LIFO reserves for certain inventories in the U.S. that are valued using the LIFO method, which we believe provides a means of comparison to other companies that may not use the same basis of accounting for inventories.

(g)
Reflects consulting fees paid to CCMP and affiliates of INEOS for consulting services that include certain financial advisory and management services. These consulting agreements were terminated upon completion of our IPO on October 3, 2017.

(h)
Relates to certain transaction costs related to our IPO and the Sovitec acquisition, which are described in further detail in our consolidated financial statements, as well as other costs related to several transactions that are completed, pending or abandoned and that we believe are not representative of our ongoing business operations.

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

Historical and Pro Forma Adjusted Net Income (loss)
Summarized historical and pro forma adjusted net income (loss) information is shown below in the following table:

	Historical	Pro Forma
	Years ended December 31,
	2017	2016
	(in millions)
Reconciliation of net income (loss) attributable to PQ Group Holdings Inc. to Adjusted Net Income (Loss)(1)(2)
Net income (loss) attributable to PQ Group Holdings Inc.	$57.6	$(59.0)
Amortization of investment in affiliate step-up(b)	6.5	3.6
Amortization of inventory step-up(c)	0.6	3.0
Impairment of fixed assets, intangibles and goodwill	—	4.3
Debt extinguishment costs	46.4	1.1
Net loss on asset disposals(d)	3.9	3.1
Foreign currency exchange (gain) loss(e)	16.1	(1.6)
LIFO expense(f)	2.8	0.8
Management advisory fees(g)	2.8	3.3
Transaction related costs(h)	5.6	1.5
Equity-based compensation	6.6	4.0
Restructuring, integration and business optimization expenses(i)	7.6	11.4
Defined benefit plan pension cost(j)	2.0	2.0
Other(k)	5.9	3.8
Adjusted Net Income (Loss), including tax reform	$164.4	$(18.7)
Impact of tax reform(3)	(106.5)	—
Adjusted Net Income (Loss)	$57.9	$(18.7)

(1)
We define adjusted net income (loss) as net income (loss) attributable to PQ Group Holdings adjusted for non-operating income or expense and the impact of certain non-cash or other items that are included in net income (loss) that we do not consider indicative of our ongoing operating performance. Adjusted net income is presented as a key performance indicator as we believe it will enhance a prospective investor’s understanding of our results of operations and financial condition. Adjusted net income may not be comparable with net income or adjusted net income as defined by other companies.

(2)	Refer to the Adjusted EBITDA notes above for more information with respect to each adjustment.

(3)	Represents the provisional adjustment for the impact of the TCJA recorded in net income.
The adjustments to net income (loss) attributable to PQ Group Holdings are shown net of applicable statutory tax rates.

Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity consist of cash flow from operations, existing cash balances as well as funds available under our asset based lending revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources of funds. Our primary liquidity requirements include funding working capital requirements (primarily inventory and accounts receivable, net of accounts payable and other accrued liabilities), debt service requirements and capital expenditures. Our capital expenditures include both maintenance of business, which includes spending on maintenance and health, safety and environmental initiatives as well as growth, which includes spending to drive organic sales growth and cost savings initiatives.
We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our asset based lending revolving credit facility, will be sufficient to meet our presently anticipated future cash needs for at least the next 12 months. We may also pursue strategic acquisition opportunities, which may impact our future cash requirements. We may, from time to time, increase borrowings under our asset based lending revolving credit facility to meet our future cash needs. As of December 31, 2018, we had cash and cash equivalents of $57.9 million and availability of $170.9 million under our asset based lending revolving credit facility, after giving effect to $19.8 million of outstanding letters of credit and no revolving credit facility borrowings, for a total available liquidity of $228.8 million. As of December 31, 2018, we were in compliance with all covenants under our debt agreements.
Included in our cash and cash equivalents balance as of December 31, 2018 was $40.7 million of cash and cash equivalents held in foreign jurisdictions. We repatriate cash held outside of the United States from certain foreign subsidiaries in order to meet domestic liquidity needs. Depending on domestic and foreign cash balances, we have certain flexibility to repatriate funds in order to meet domestic liquidity needs. Specifically, we have an intercompany loan structure in place with several of our foreign subsidiaries that allows us to repatriate foreign cash in a tax efficient manner from those subsidiaries. In certain cases, the repatriation of foreign cash under previous U.S. tax law had generally been subject to U.S. income taxes at the time of cash distribution. Due to the enactment of the TCJA in December 2017, future overseas earnings repatriation will generally no longer be subject to U.S. federal income taxes at the time of cash distribution. However, future earnings may still be taxed for state income tax purposes, as well as subject to certain foreign withholding tax obligations, when cash amounts are distributed back to the U.S.
As of December 31, 2018, our total indebtedness was $2,148.4 million, with up to $170.9 million of available borrowings under our asset based lending revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements. As reported, our cash interest expense for the years ended December 31, 2018, 2017 and 2016 was approximately $105.1 million, $170.1 million and $132.6 million, respectively. Before any impact of hedges, a one percent change in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $11.7 million on interest expense.

Cash Flow

	Years ended December 31,
	2018	2017	2016
	(in millions)
Net cash provided by (used in)
Operating activities	$248.6	$165.2	$122.7
Investing activities	(119.3)	(196.0)	(1,915.8)
Financing activities	(137.2)	19.8	1,858.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.4	(6.9)	(5.9)
Net change in cash, cash equivalents and restricted cash	(7.5)	(17.9)	59.5
Cash, cash equivalents and restricted cash at beginning of period	67.2	85.1	25.6
Cash, cash equivalents and restricted cash at end of period	$59.7	$67.2	$85.1

	Years ended December 31,
	2018	2017	2016
	(in millions)
Net income (loss)	$59.6	$58.6	$(79.1)
Non-cash and non-operating activities(1)	212.4	149.1	195.0
Changes in working capital	(21.9)	(38.3)	14.0
Other operating activities	(1.5)	(4.2)	(7.2)
Net cash provided by operating activities	$248.6	$165.2	$122.7

(1)
Includes depreciation, amortization, changes related to purchase accounting fair value adjustments, amortization of deferred financing costs and original issue discount, debt extinguishment costs, foreign currency exchange gains and losses, pension and postretirement healthcare benefit expense and funding, deferred income tax benefit, net losses on asset disposals, stock compensation expense, equity in net income and dividends received from affiliated companies, and net interest income on swaps designated as net investment hedges.

	Years ended December 31,
	2018	2017	2016
	(in millions)
Working capital changes that provided (used) cash:
Receivables	$(10.5)	$(11.5)	$27.8
Inventories	(9.0)	(21.2)	(2.3)
Prepaids and other current assets	(6.3)	(3.4)	0.5
Accounts payable	(0.1)	4.3	11.9
Accrued liabilities	4.0	(6.5)	(23.9)
	$(21.9)	$(38.3)	$14.0

	Years ended December 31,
	2018	2017	2016
	(in millions)
Purchases of property, plant and equipment	$(131.7)	$(140.5)	$(121.4)
Investment in affiliated companies	(5.0)	(9.0)	—
Loan receivable under the New Markets Tax Credit Arrangement	—	(6.2)	(15.7)
Business combinations, net of cash acquired	(1.0)	(41.6)	(1,777.7)
Proceeds from sale of assets	12.4	—	—
Net interest proceeds on swaps designated as net investment hedges	4.9	—	—
Other, net	1.1	1.3	(1.0)
Net cash used in investing activities	$(119.3)	$(196.0)	$(1,915.8)

	Years ended December 31,
	2018	2017	2016
	(in millions)
Net revolver borrowings	$(25.0)	$23.6	$(22.0)
Net cash repayments on debt obligations	(109.1)	(483.5)	1,878.9
Net proceeds from IPO	—	480.7	—
Other financing activities	(3.1)	(1.0)	1.6
Net cash (used in) provided by financing activities	$(137.2)	$19.8	$1,858.5

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Net cash provided by operating activities was $248.6 million for the year ended December 31, 2018, compared to $165.2 million provided for the year ended December 31, 2017. Cash generated by net income plus non-cash and non-working capital related activities was higher during the year ended December 31, 2018 by $67.1 million compared to the prior year. Cash used by working capital during the year ended December 31, 2018 was favorable compared to the year ended December 31, 2017. Working capital for the year ended December 31, 2018 used cash of $21.9 million, compared to cash used of $38.3 million for the year ended December 31, 2017.
The increase in cash generated by net income plus non-cash and non-working capital related activities of $67.1 million as compared to the prior year period was primarily due to lower interest expense under our new debt structure, the integration of Sovitec into our existing European operations, higher highway safety sales and higher cost pass-through pricing, which was partially offset by higher plant maintenance costs, higher compensation related costs due to increased employee headcount and increased labor inflation costs.
The $16.4 million increase in cash from working capital as compared to the prior year was primarily due to favorable changes in accounts receivable, inventory and accrued liability balances, which were partially offset by unfavorable changes in prepaid and other current assets and accounts payable.
The favorable change in accounts receivable was due to lower receivable balances in our performance chemicals product group, mainly as a result of higher receivable balances at the end of December 31, 2017 as compared to December 31, 2018, which was offset by stronger sales in our North American highway safety and refining services product groups. The favorable change in inventory was driven by depletion of inventory balances versus our higher inventory build in our North American highway safety product group in the prior year period. The favorable change in accrued liabilities was primarily due to the timing of interest payments. The unfavorable change in prepaid and other current assets is due to our cross currency swap transaction entered into during the year ended December 31, 2018. The unfavorable change in accounts payable was due to increased raw material costs.
Net cash used in investing activities was $119.3 million for the year ended December 31, 2018, compared to net cash used of $196.0 million during the year ended December 31, 2017. Cash used in investing activities primarily consisted of utilizing $131.7 million and $140.5 million to fund capital expenditures during the years ended December 31, 2018 and 2017, respectively. The acquisitions of a cullet business in May 2018 and Sovitec in June 2017 used cash of approximately $1.0 million and $41.6 million during the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, we received cash proceeds of $12.4 million related to the sale of assets and $4.9 million in interest proceeds related to our cross currency swaps.
Net cash used in financing activities was $137.2 million for the year ended December 31, 2018, compared to net cash provided of $19.8 million during the year ended December 31, 2017. Net cash used in financing activities was primarily driven by $136.2 million in repayments of our term debt and revolving credit facility made during the year ended December 31, 2018. This was partially offset by $8.5 million of new borrowings, less $6.4 million in financing fees, made under the new term loan facility for refinancing costs. Net cash provided by financing activities for the year ended December 31, 2017 was mainly due to our IPO, which generated $480.7 million of net cash proceeds used to repay a portion of our Floating Rate Senior Unsecured Notes due 2022.
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Net cash provided by operating activities was $165.2 million for the year ended December 31, 2017, compared to $122.7 million provided in the year ended December 31, 2016. Cash generated by net income (loss) after giving effect to non-cash and non-working capital related activities recognized in the income statement during the period was higher during the year ended December 31, 2017 by $94.8 million compared to the prior year. Cash provided by working capital during the year ended December 31, 2017 was unfavorable compared to the year ended December 31, 2016. Working capital for the year ended December 31, 2017 used cash of $38.3 million, compared to cash provided of $14.0 million for the year ended December 31, 2016.
The increase in net income (loss) after giving effect to non-cash and non-working capital related activities of $94.8 million as compared to the prior year was due to the inclusion of a full period of legacy PQ operating earnings, stronger results generated by increased sodium silicate industrial demand, earnings from the Sovitec acquisition, higher pricing from renegotiated regeneration services contracts and increased dividends from our Zeolyst Joint Venture, which was partly offset by start-up costs for the new ThermoDrop® production facility.
The decrease in cash from working capital of $52.3 million compared to the prior year was primarily due to the inclusion of legacy PQ working capital for the year ended December 31, 2017 as compared to the period from May 4, 2016 through December 31, 2016 in the prior year. This resulted in unfavorable changes in accounts receivable, inventory, prepaid and other current assets and accounts payable. The unfavorable change was partially offset by favorable changes in accrued liabilities.
In addition to the inclusion of a full period of legacy PQ working capital, the unfavorable change in accounts receivable was a result of higher accounts receivables from higher current year pricing and volumes. The unfavorable change in inventory was driven by inventory build for our new ThermoDrop® product offering. The unfavorable change in accounts payable was due to the timing of payments for capital expenditures, increased costs related to our plant closures in Europe and higher raw material costs. The favorable change in accrued liabilities was primarily due to the timing of accrued interest under our new debt structure.
Net cash used in investing activities was $196.0 million for the year ended December 31, 2017, compared to cash used of $1,915.8 million during the year ended December 31, 2016. Uses of cash during the year ended December 31, 2017 include utilizing $140.5 million to fund capital expenditures and $41.6 million to fund the Sovitec acquisition. Uses of cash during the year ended December 31, 2016 include utilizing $1,777.7 million to fund the Business Combination and $121.4 million to fund capital expenditures.
Net cash provided by financing activities was $19.8 million for the year ended December 31, 2017, compared to net cash provided of $1,858.5 million for the year ended December 31, 2016. The sources of cash flows from financing activities during the year ended December 31, 2017 were driven by our IPO, which generated $480.7 million of cash used to repay a portion of our Floating Rate Senior Unsecured Notes due 2022. In addition, we used the proceeds of our $300.0 million Senior Unsecured Notes due 2025 to repay the remaining Floating Rate Senior Unsecured Notes due 2022 as well as our 8.5% Senior Notes due 2022.
The change in cash from financing activities for the year ended December 31, 2016 was primarily driven by the issuance of $2,336.0 million in debt, net of financing fees, related to the Business Combination in the prior year, partially offset by $465.7 million in debt repayments and $22.0 million in net revolver borrowings.

Debt

	December 31,
	2018	2017
	(in millions)
Term Loan Facility (U.S. dollar denominated)	$—	$916.2
Term Loan Facility (Euro denominated)	—	335.8
New Term Loan Facility	1,157.5	—
6.75% Senior Secured Notes due 2022	625.0	625.0
5.75% Senior Unsecured Notes due 2025	300.0	300.0
ABL Facility	—	25.0
Other	65.9	68.3
Total debt	2,148.4	2,270.3
Original issue discount	(18.6)	(18.4)
Deferred financing costs	(15.9)	(21.4)
Total debt, net of original issue discount and deferred financing costs	2,113.9	2,230.5
Less: current portion	(7.2)	(45.2)
Total long-term debt, excluding current portion	$2,106.7	$2,185.3

As of December 31, 2018 our total debt was $2,148.4 million, including $14.1 million of other foreign debt and $51.8 million of notes payable for the New Market Tax Credit (“NMTC”) financing and excluding the original issue discount of $18.6 million and deferred financing fees of $15.9 million for our senior secured credit facilities and notes. Our net debt was $2,090.5 million including cash of $57.9 million. Our total available liquidity as of December 31, 2018 was $228.8 million, which represents our cash on hand of $57.9 million plus our excess availability under our asset based lending revolving credit facility of $170.9 million, after giving effect to $19.8 million of outstanding letters of credit and no revolving credit facility borrowings. We may seek, subject to market conditions and other factors, opportunities to repurchase, refinance or otherwise reprice our debt.
Senior Secured Credit Facilities
Concurrent with the Business Combination in May 2016, we entered into new senior secured credit facilities (collectively, the “Senior Secured Credit Facilities”) comprised of a $1,200.0 million term loan facility consisting of a $900.0 million U.S. dollar-denominated tranche and a $300.0 million Euro-denominated (or €265.0 million) tranche (the “Term Loan Facility”), and a $200.0 million asset-based revolving credit facility (the “ABL Facility”).
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
On November 14, 2016, we entered into the First Amendment Agreement to the Term Loan Facility (the “First Amendment”) pursuant to which we, among other things: (a) refinanced the existing $900.0 million U.S. dollar-denominated tranche by issuing a U.S. dollar-denominated replacement term loan in the amount of $927.8 million and (b) refinanced the existing €265.0 million (or $300.0 million) Euro-denominated tranche by issuing a Euro-denominated replacement term loan in the amount of €283.3 million. Included in the U.S. dollar-denominated replacement term loan was an additional $30.0 million principal amount of borrowings. Included in the Euro-denominated replacement term loan was an additional €19.0 million principal amount of borrowings. The borrowings under the First Amendment bore interest at a rate equal to LIBOR rate plus a margin of 4.25% for U.S. dollar-denominated LIBOR Rate loans, the EURIBOR rate plus a margin of 4.00% for Euro-denominated LIBOR Rate loans, or the base rate plus a margin of 3.25% for base rate loans elected by the Company at the time of borrowing. These new replacement term loans had substantially the same terms under the original Term Loan Facility subject to the amendments contained in the First Amendment.

On August 7, 2017, we entered into the Second Amendment Agreement to the Term Loan Facility (the “Second Amendment”) and re-priced the $927.8 million U.S. dollar-denominated tranche and the €283.3 million Euro-denominated tranche to reduce the applicable interest rates. The terms of the facilities were substantially consistent following the re-pricing, except that borrowings under the term loans bore interest at a rate equal to the LIBOR rate plus a margin of 3.25% with respect to U.S. dollar-denominated LIBOR rate loans, and the EURIBOR rate plus a margin of 3.25% with respect to Euro-denominated EURIBOR rate loans. In addition, the LIBOR rate elected under the facilities was subject to a floor of 0% and the EURIBOR rate elected under the facilities was subject to a floor of 0.75%.
On February 8, 2018, we refinanced the Term Loan Facility with a new $1,267.0 million senior secured term loan facility (the “New Term Loan Facility”) by entering into the Third Amendment Agreement to the Term Loan Facility, which amended and restated the Term Loan Facility. The New Term Loan Facility bears interest at a floating rate of LIBOR (with a zero percent minimum LIBOR floor) plus 2.50% per annum and matures in February 2025, effectively lowering the interest rate margin and extending the maturity of our senior secured term loan facility. The New Term Loan Facility requires scheduled quarterly amortization payments, each equal to 0.25% of the original principal amount of the loans under the New Term Loan Facility.
The ABL Facility provides for up to $200.0 million in revolving credit borrowings consisting of up to $150.0 million in U.S. available borrowings, up to $10.0 million in Canadian available borrowings and up to $40.0 million of European available borrowings. Borrowings under the ABL Facility bear interest at a rate equal to the LIBOR rate or the base rate elected by us at the time of the borrowing plus a margin of between 1.50%-2.00% or 0.50%-1.00%, respectively, depending on availability under the ABL Facility. In addition, there is an annual commitment fee equal to 0.375%, with a step-down to 0.25% based on the average usage of the revolving credit borrowings available. As of December 31, 2018, there were no revolving credit borrowings under the ABL Facility. Revolving credit borrowings are payable at our option throughout the term of the ABL Facility with the balance due May 4, 2021. We were in compliance with all debt covenants as of December 31, 2018 and 2017, respectively.
The Company has the ability to request letters of credit under the ABL Facility. The Company had $19.8 million of letters of credit outstanding as of December 31, 2018, which reduce available borrowings under the ABL Facility by such amounts.
6.75% Senior Secured Notes due 2022
Concurrent with the Business Combination, we issued $625.0 million of 6.750% Senior Secured Notes due November 2022 (the “6.75% Senior Secured Notes”) in transactions exempt from or not subject to registration under the Securities Act pursuant to Rule 144A and Regulation S under the Securities Act of 1933. Interest on the 6.75% Senior Secured Notes is payable on May 15 and November 15 of each year, commencing November 15, 2016. No principal payments are required with respect to the 6.75% Senior Secured Notes prior to their final maturity. The 6.75% Senior Secured Notes mature on November 15, 2022.
Senior Unsecured Notes - Redeemed in 2017
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

8.50% Senior Notes due 2022 - Redeemed in 2017
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
New Markets Tax Credit Financing
The performance materials (Potters Industries, LLC (“Potters”)) portion of our Performance Materials and Chemicals business has entered in to various NMTC financing arrangements to fund the expansion of Potter’s manufacturing facilities in Paris, Texas and Augusta, Georgia. The NMTC program, which is administered by the United States Treasury Department, requires certain balance sheet commitments. The NMTC financing arrangements will provide us with certain monetary benefits as an offset to specifically identified capital expenditures. The NMTC arrangements require that certain commitments and covenants be maintained over the course of seven years of the closing transaction in order to recognize the benefit.
On October 24, 2013, PQ Holdings’ (and now our) subsidiary Potters entered into a NMTC financing arrangement with JPMorgan Chase Bank N.A. and several of its affiliates (“Chase”) and TX CDE V LLC, an affiliate of Texas LIC Development Company LLC d/b/a Texas Community Development Capital (“TX CDE”), whereby Chase agreed to contribute $6.6 million and an additional $15.6 million in funds lent to Chase by Potters Holdings II, L.P. to TX CDE. TX CDE, in turn, lent $21.0 million in the form of $5.4 million and $15.6 million notes to Potters, which used the proceeds to finance the expansion of Potters’ manufacturing facility in Paris, Texas (the “2013 NMTC Agreement”). The capital expenditures associated with the 2013 NMTC Agreement were completed in 2014. The $21.0 million of debt related to the 2013 NMTC Agreement was assumed as part of the Business Combination and was outstanding as of December 31, 2018.
On May 17, 2016, Potters entered into a NMTC financing arrangement with U.S. Bank N.A. and several of its affiliates (“USB”) and MRC XX LLC, an affiliate of Midwest Renewable Capital, LLC (“MRC”), whereby USB agreed to contribute $3.7 million and an additional $7.8 million in funds lent to USB by Potters Holdings II, L.P. to MRC. MRC, in turn, lent $11.0 million in the form of $7.8 million, $1.3 million and $1.9 million notes to Potters, which used the proceeds to finance the expansion of Potters’ manufacturing facility in Augusta, Georgia (the “May 2016 NMTC Agreement”). The $11.0 million was outstanding as of December 31, 2018. The capital expenditures associated with the May 2016 NMTC Agreement were completed in 2017.
On December 29, 2016, Potters entered into a second NMTC financing arrangement with USB and MRC whereby USB agreed to contribute $3.8 million and an additional $7.8 million in funds lent to USB by Potters Holdings II, L.P. to MRC. MRC, in turn, lent $11.0 million in the form of $7.8 million, $1.4 million and $1.8 million notes to Potters, which used the proceeds as working capital for another expansion of Potters’ manufacturing facility in Paris, Texas (the “December 2016 NMTC Agreement”). The $11.0 million was outstanding as of December 31, 2018. The capital expenditures associated with the December 2016 NMTC were completed in 2017.
On June 22, 2017, Potters entered into a NMTC financing arrangement with USB and Business Conduit No. 28, LLC, an affiliate of Community Reinvestment Fund, Inc. (“CRF”). USB contributed $3.1 million to USB Investment Fund, and Potters Leveraged Lender LLC, our indirect subsidiary, lent USB Investment Fund $6.2 million. USB Investment Fund then contributed $9.0 million to CRF, which in turn lent $8.8 million to Potters pursuant to a credit agreement (the “June 2017 NMTC Agreement”). Potters used the $8.8 million in proceeds to acquire equipment for the expansion of Potters’

manufacturing facility in Paris, Texas. The $8.8 million was outstanding as of December 31, 2018. The capital expenditures associated with the June 2017 NMTC Agreement were completed in 2018.
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
As of December 31, 2018, the interest rate on the credit agreements are as follows: Tranche A, 1.10%, Tranche B, 1.85%, Working Capital, 0.90% and CAPEX 1.25%. As of December 31, 2018, the following principal balances are outstanding on each debt instrument: Tranche A, $5.1 million, Tranche B, $3.4 million, Working Capital, $1.9 million and CAPEX $1.1 million. We were in compliance with all debt covenants as of December 31, 2018.
Capital Expenditures
Maintenance capital expenditures include spending on maintenance of business, health, safety and environmental initiatives. Growth capital expenditures include spending to drive organic sales growth and cost savings initiatives. These capital expenditures represent our “book” capital expenditures for which the company has recorded, but not necessarily paid for the capital expenditures.

	Years ended December 31,
	2018	2017	2016
	(in millions)
Maintenance capital expenditures	$95.9	$103.2	$96.0
Growth capital expenditures	37.0	37.9	42.9
Total capital expenditures	$132.9	$141.1	$138.9

Capital expenditures remained at a level sufficient for required maintenance and certain expansion growth initiatives during these periods. Maintenance capital expenditures are lower in the year ended December 31, 2018 as compared to December 31, 2017 due to lower plant maintenance costs. Maintenance capital expenditures are higher in the year ended December 31, 2017 as compared to December 31, 2016 due to the timing of maintenance capital expenditure costs incurred on projects beginning in late 2016.
Pension Funding
We paid $7.6 million, $7.9 million and $2.9 million in cash contributions into our defined benefit pension plans and other postretirement plans during the years ended December 31, 2018, 2017 and 2016, respectively. The net periodic pension and postretirement expense was $1.1 million, $3.3 million, and $2.0 million for those same periods, respectively.
As of December 31, 2018 and 2017, our pension plans and other post-retirement benefit plans were underfunded by $70.9 million and $65.9 million, respectively. In addition, our supplemental retirement plan had a liability balance of $11.9 million and $12.8 million as of December 31, 2018 and 2017, respectively, which is funded by our general assets including assets held in a Rabbi trust, or restoration plan assets, of $4.2 million and $5.6 million as of December 31, 2018 and 2017, respectively.
Off-Balance Sheet Arrangements
We had $19.8 million and $19.6 million of outstanding letters of credit on our revolver facility as of December 31, 2018 and 2017, respectively.
Contractual Obligations and Commitments
The following table reflects our contractual obligations, commercial commitments and long-term debt obligations as of December 31, 2018.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt(1)	$2,148.4	$7.2	$3.4	$632.1	$1,505.6
Interest payments(2)	666.0	119.8	239.9	189.5	116.8
Letters of credit(3)	19.8	19.8	—	—	—
Operating leases	76.2	18.5	25.7	14.5	17.5
Purchase obligations(4)	56.6	28.5	21.9	2.8	3.5
Other obligations(5)	20.8	9.3	3.5	2.8	5.2
Total contractual obligations(6)	$2,987.9	$203.1	$294.4	$841.7	$1,648.7

(1)
No prepayment or redemption of any of our long-term debt balances has been assumed. Refer to the “Financial Condition, Liquidity and Capital Resources” section of this Management’s Discussion and Analysis and Note 16, Long-term Debt, in the notes to the consolidated financial statements of PQ Group Holdings included elsewhere in this Form 10-K for information regarding the terms of our long-term debt agreements.

(2)
Interest on long-term debt excludes the amortization of deferred financing fees and original issue discount. The amounts represent minimum interest payments. All future interest payments on Euro-denominated loans were calculated using a December 31, 2018 Euro to U.S. Dollar spot exchange rate.

(3)	Letters of credit are used primarily as collateral for various items, including environmental, energy and insurance payments. The letters of credit are supported by the Company’s ABL Facility.

(4)
Purchase obligations include agreements to purchase goods and services that are enforceable and legally binding and that specify all significant terms, including fixed and minimum quantities to be purchased, fixed, minimum or variable provisions, and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(5)
Other obligations represent payments related to our pension plans, supplemental retirement plans and other post-retirement benefit plans. Included in these amounts are expected benefit plan contributions of $5.3 million in 2019. Contributions to the benefit plans beyond 2019 cannot be reasonably estimated and are not reflected in this table. Included in other obligations is $1.0 million of capital lease liabilities. Approximately $2.0 million of derivative liabilities are included in the less than 1 year category, as we cannot make reasonable estimates with respect to the timing of their ultimate resolution.

(6)
At December 31, 2018, we had $11.3 million related to unrecognized income tax benefits, including accrued interest and penalties. These liabilities are not included in the above table, as we cannot make reasonable estimates with respect to the timing of their ultimate resolution. See Note 19 in the notes to the consolidated financial statements of PQ Group Holdings included elsewhere in this Form 10-K for further information on our unrecognized income tax benefits.

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
Revenue Recognition
In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our agreements, we perform the following steps: (i) identify the contract with the customer; (ii) determine whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measure the transaction price; (iv) allocate the transaction price to the performance obligations based on estimated selling prices; and (v) recognize revenue when (or as) we satisfy each performance obligation.
We identify a contract when an agreement with a customer creates legally enforceable rights and obligations, which occurs when a contract has been approved by both parties, the parties are committed to perform their respective obligations, each party’s rights and payment terms are clearly identified, commercial substance exists and it is probable that we will collect the consideration to which we are entitled.
Evidence of a contract with a customer may take the form of a master service agreement (“MSA”), a MSA in combination with an underlying purchase order, a combination of a pricing quote with an underlying purchase order or an individual purchase order received from a customer. Certain of our customers enter into MSAs that establish the terms, including prices, under which orders to purchase goods may be placed. In cases where the MSA contains a distinct order for goods or contains an enforceable minimum quantity to be purchased by the customer, we consider the MSA to be evidence of a contract with a customer as the MSA creates enforceable rights and obligations. In cases where the MSA does not contain a distinct order for goods, evidence of a contract with a customer is the purchase order issued under the MSA. Our customers may also negotiate orders via pricing quotes, which typically detail product pricing, delivery terms and payment information. When a customer procures goods under this method, we consider the combination of the pricing quote and the purchase order to create enforceable rights and obligations. Absent either a MSA or pricing quote, we consider an individual purchase order to create enforceable rights and obligations.
We identify a performance obligation in a contract for each promised good that is separately identifiable from other promises in the contract and for which the customer can benefit from the good. The majority of our contracts have a single performance obligation, which is the promise to transfer individual goods to the customer. Certain of our contracts include multiple performance obligations under which the purchase price for each distinct performance obligation is defined in the contract. These distinct performance obligations may include stand-ready provisions, which are arrangements to provide a customer assurance that they will have access to output from our manufacturing facilities, or monthly reservations of capacity fees. We consider stand-ready provisions and reservation of capacity fees to be performance obligations satisfied over time. Revenues related to stand-ready provisions and reservation of capacity fees are recognized on a ratable basis throughout the contract term and billed to the customer on a monthly basis.
As described above, our MSAs with our customers may outline prices for individual products or contract provisions. MSAs in the our performance chemicals and refining services product groups may contain provisions whereby raw materials costs are passed-through to the customer per the terms of their contract. Our exposure to fluctuations in raw materials prices is limited, as the majority of pass-through contract provisions reset based on fluctuations in the underlying raw material price. MSAs in our refining services product group also contain take-or-pay arrangements, whereby the customer would incur a penalty in the form of a shortfall volume fee. Currently there is no history in which customers fail to meet the contractual minimum. Revenue from product sales are recorded at the sales price, which includes estimates of variable consideration for which reserves are established and which result from discounts, returns or other allowances that are offered within contracts with our customers.

We recognize revenues when performance obligations under the terms of a contract with our customer are satisfied, which generally occurs at a point in time by transferring control of a product to the customer. We determine the point in time when a customer obtains control of a product and we satisfy the performance obligation by considering factors including when we have a right to payment for the product, the customer has legal title to the product, we have transferred possession of the product, the customer has assumed the risks and rewards of ownership of the product and the customer has accepted the product. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. We do not have any significant payment terms as payment is received at, or shortly after, the point of sale.
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
On December 22, 2017, the TCJA was enacted into law. The TCJA provided for several significant tax law changes and modifications, including the reduction of the U.S. federal corporate income tax rate from 35.0% to 21.0%, the requirement for companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, as well as the creation of new taxes on certain foreign-sourced earnings. Certain provisions of the TCJA began to impact us in our fourth quarter of 2017, while other provisions began impacting us beginning in 2018.
The corporate tax rate reduction was effective as of January 1, 2018. The TCJA also established other new provisions that became effective in 2018. These include, but are not limited to, (1) a new provision designed to tax low-taxed income of foreign subsidiaries (i.e., “GILTI”), which allows for the possibility of using foreign tax credits ("FTCs") and a deduction of up to 50% to offset any resulting income tax liability (subject to some limitations); (2) limitations on the deductibility of certain executive compensation; (3) limitations on the deductibility of interest expense (“163(j)”); and (4) limitations on the use of FTCs to reduce the U.S. income tax liability. While many of these provisions are expected to have an impact on our tax expense and deferred taxes for 2018 and future periods, we expect the GILTI provisions and 163(j) to have the most significant impact. While significant additional guidance regarding U.S. tax reform has been put forth during 2018, at this time the overall impact of the TCJA on our future income tax provision continues to remain uncertain.
With respect to GILTI, we have experienced significant impact to tax expense in 2018 because of our substantial U.S. NOL balance and being unable to avail ourselves of both U.S. foreign tax credits and the GILTI special deduction (“Section 250 deduction”). The 2018 impact to tax expense with respect to GILTI is $15.4 million. Based on FASB guidance, we are permitted to make an accounting policy election to either (1) treat the taxes incurred as a result of the GILTI provision as a current-period expense when incurred or (2) factor such amounts into our measurement of deferred taxes. We have elected to treat any expense incurred as a current-period expense.
With respect to 163(j), we have experienced a significant disallowance with respect to our current year interest expense. Our 163(j) interest disallowance is $57.7 million for 2018. This disallowance has no impact to overall tax expense, given that any disallowed interest deductions are permitted to be carried forward indefinitely and, as such, are set up as deferred tax assets. We have evaluated the realizability of this deferred tax asset and believe it is more-likely-than-not that it will be realized, using reversal of existing taxable temporary differences.
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
Foreign Exchange Risk
Our financial results are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. We operate a geographically diverse business with approximately 40% of our sales during the years ended December 31, 2018 and 2017 coming from our international operations in currencies other than the U.S. dollar. Because consolidated financial results are reported in U.S. dollars, sales or earnings generated in currencies other than the U.S. dollar can result in a significant increase or decrease in the amount of those sales and earnings when translated to U.S. dollars. The financial statements of our operations outside the United States, where the local currency is considered to be the functional currency, are translated into U.S. dollars using the exchange rate in effect at each balance sheet date for assets and liabilities and the average exchange rate for each period for sales, expenses, gains, losses and cash flows. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. The foreign currencies to which we have the most significant exchange rate exposure include the euro, British pound, Canadian dollar, Brazilian real and the Mexican peso. Sales in these top five currencies represented approximately 32% of our sales during the year ended December 31, 2018. A 10% change in these currencies would have impacted sales by approximately $51.8 million, or 3% of sales assuming product pricing remained constant. The effect of translating foreign subsidiaries’ balance sheets into U.S. dollars is included in other comprehensive income. The impact of gains and losses on transactions denominated in currencies other than the functional currency of the relevant operations are included in other non-operating expense. Income and expense items are translated at average exchange rates during the year. Net foreign exchange included in other expense was a $13.8 million loss for the year ended December 31, 2018. The foreign currency loss realized in the year ended December 31, 2018 was primarily driven by the Euro-denominated term loan and the non-permanent intercompany debt denominated in local currency and translated to U.S. dollars, and was principally non-cash in nature.
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
As described in Note 3 to the consolidated financial statements included in this Form 10-K, the Financial Accounting Standards Board (“FASB”) issued guidance in August 2017 with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. As a result of our early adoption of the FASB guidance, and because the swap agreements are designated as net investment hedges, changes in the fair value of the cross-currency swap agreements will be recognized as a component of “Foreign currency translation, net of tax” within “Other comprehensive income (loss), net of tax” in the consolidated statement of comprehensive income. In this regard, a favorable foreign currency change in the designated investment value of our foreign subsidiaries that use the Euro as their functional currency generally will be offset by an unfavorable foreign currency change in the cross-currency swap agreements, and vice versa. At December 31, 2018, a 10% fluctuation in the U.S. dollar-to-Euro currency exchange rate would have an approximately $32.0 million impact on the fair value of the notional amount of the cross-currency swap agreements and an offsetting $32.0 million impact on the designated net investment value of the foreign subsidiaries. In addition, in the event of a significant decline in the U.S. dollar-to-Euro exchange rate, our payment obligations to the counterparties could have a material adverse effect on our cash flows. In this regard, if, at the expiration or earlier termination of the swap agreements, the U.S. dollar-to-Euro currency exchange rate has declined by 10% from the rate in effect at December 31, 2018, we would be required to pay approximately $32.0 million to the counterparties. The swap agreements entail risk that the counterparties will not fulfill their obligations under the agreements. However, we believe the risk is reduced because we have entered into separate agreements with three different counterparties, all of whom are large, well-established financial institutions.

Interest Rate Risk
We are exposed to fluctuations in interest rates on our Senior Secured Credit Facilities and on our Floating Rate Senior Unsecured Notes. Changes in interest rates will not affect the market value of such debt but will affect the amount of our interest payments over the term of the loans. Likewise, an increase in interest rates could have a material impact on our cash flow. As of December 31, 2018, a 100 basis point increase in assumed interest rates for our variable interest credit facilities, before impact of any hedges, would have an annual impact of approximately $11.7 million on interest expense.
We hedge the interest rate fluctuations on debt obligations through interest rate cap agreements. We record the fair value of these hedges as assets or liabilities and the related unrealized gains or losses are deferred in stockholders’ equity as a component of other comprehensive income (loss), net of tax. The interest rate caps had a fair value net asset of $0.1 million and $1.0 million at December 31, 2018 and 2017, respectively. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices.
In July 2016, we entered into interest rate cap agreements, paying a premium of $1.6 million to mitigate interest rate volatility from July 2016 through July 2020 by employing varying cap rates ranging from 1.50% to 3.00% on $1.0 billion of notional variable debt. In November 2018, the Company entered into additional interest rate cap agreements to mitigate interest rate volatility from July 2020 through July 2022, with a cap rate of 3.50% on $0.5 billion of notional variable-rate debt and a $3.4 million premium annuitized during the effective period.
Commodity Risk
We purchase significant amounts of natural gas to supply the energy required in our production processes for our products in each of our segments. Since we are a producer of inorganic chemicals, natural gas provides an energy source for us but is not a direct feedstock for our products. Therefore, exposure to the volatility in energy prices is less than that of producers of organic petrochemicals. We purchase approximately 15.9 million MMBtu’s of natural gas in a given year. Thus, a $1 increase in the cost of natural gas would impact our cost of goods sold by approximately $15.9 million absent hedging. Our purchase agreements with our customers typically provide for the pass through of natural gas price increases; however, there is no guarantee that we will continue to be able to pass through future price increases without loss of existing customers. We have implemented a hedging program in the United States which allows us to mitigate exposure to natural gas volatility with natural gas swap agreements. We also make forward purchases of natural gas related to our production at certain subsidiary locations.
The natural gas swap agreements had a fair value net liability of $0.2 million and fair value net liability of $0.4 million at December 31, 2018 and 2017, respectively. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices of comparable contracts. The respective current and non-current assets are recorded in other current assets and other assets. The related unrealized gains or losses are recorded in stockholders’ equity as a component of other comprehensive income (loss), net of tax. Realized gains and losses on natural gas hedges are included in production cost and subsequently charged to cost of goods sold in the consolidated statements of operations in the period in which inventory is sold.
Credit Risk
We are exposed to credit risk on financial instruments to the extent our counterparty fails to perform certain duties as required under the provisions of an agreement. We only transact with counterparties having an appropriate credit rating for the risk involved. Credit exposure is managed through credit approval and monitoring procedures.
Concentration of credit risk can result primarily from trade receivables, for example, with certain customers operating in the same industry or customer groups located in the same geographic region. Credit risk related to these types of receivables is managed through credit approval and monitoring procedures. In the year ended December 31, 2018, we wrote off a nominal amount of bad debt on total sales of $1,608.2 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The consolidated financial statements, supplementary information and financial statement schedules of the Company are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process, designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made only in accordance with management and board authorizations; and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.

Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2018 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 will be included in our 2019 Proxy Statement, which we intend to file with the SEC within 120 days of our December 31, 2018 fiscal year end, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this Item 11 will be included in our 2019 Proxy Statement, which we intend to file with the SEC within 120 days of our December 31, 2018 fiscal year end, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 will be included in our 2019 Proxy Statement, which we intend to file with the SEC within 120 days of our December 31, 2018 fiscal year end, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item 13 will be included in our 2019 Proxy Statement, which we intend to file with the SEC within 120 days of our December 31, 2018 fiscal year end, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item 14 will be included in our 2019 Proxy Statement, which we intend to file with the SEC within 120 days of our December 31, 2018 fiscal year end, and is incorporated herein by reference.

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
(3) The exhibits filed as part of this report are listed in the accompanying index.

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Second Restated Certificate of Incorporation of PQ Group Holdings Inc.		10-Q	001-38221	3.1	11/14/2017
3.2	Amended and Restated Bylaws of PQ Group Holdings Inc.		S-1/A	333-218650	3.2	9/1/2017
4.1	Indenture, dated as of May 4, 2016, among PQ Corporation, as Issuer, the Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee and Collateral Agent, including the form of Global Note attached as Exhibit A thereto		S-1	333-218650	4.2	6/9/2017
4.2	Indenture, dated as of December 11, 2017, among PQ Corporation, as Issuer, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee		8-K	001-38221	4.1	12/13/2017
10.1	Term Loan Credit Agreement, dated as of May 4, 2016, by and among PQ Corporation, CPQ Midco I Corporation, the Lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, with Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., Deutsche Bank Securities Inc., Goldman Sachs Lending Partners LLC, Jefferies Finance LLC and KeyBanc Capital Markets Inc., as Joint Lead Arrangers and Joint Bookrunners		S-1	333-218650	10.1	6/9/2017
10.2	First Amendment Agreement, dated as of November 14, 2016, to the Term Loan Credit Agreement dated as of May 4, 2016, among PQ Corporation, CPQ Midco I Corporation, the Guarantors named on the signature pages thereto, JPMorgan Chase Bank, N.A., as an Additional Term Lender, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent		S-1	333-218650	10.2	6/9/2017
10.3	Second Amendment Agreement, dated as of August 7, 2017, to the Term Loan Credit Agreement dated as of May 4, 2016 (as amended by the First Amendment Agreement dated as of November 14, 2016), among PQ Corporation, CPQ Midco I Corporation, the Guarantors named on the signature pages thereto, Citibank, N.A., as an Additional Term Lender, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent		S-1/A	333-218650	10.19	8/14/2017

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.4	Third Amendment Agreement, dated as of February 8, 2018, to the Term Loan Credit Agreement dated as of May 4, 2016 (as amended by the First Amendment Agreement dated as of November 14, 2016 and the Second Amendment Agreement dated as of August 7, 2017) among PQ Corporation, CPQ Midco I Corporation, the Guarantors named on the signature pages thereto, Citibank, N.A., as an Additional Term Lender, and Credit Suisse AG, Cayman Island Branch, as Administrative Agent and Collateral Agent		8-K	001-38221	10.1	2/9/2018
10.5
ABL Credit Agreement, dated as of May 4, 2016, by and among PQ Corporation, CPQ Midco I Corporation, the Canadian Borrowers from time to time party thereto, the European Borrowers from time to time party thereto, the Lenders from time to time party thereto and Citibank, N.A., as Administrative Agent and Issuing Bank, with Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., Deutsche Bank Securities Inc., Goldman Sachs Lending Partners LLC, Jefferies Finance LLC and KeyBanc Capital Markets Inc., as Joint Lead Arrangers and Joint Bookrunners
			S-1	333-218650	10.3	6/9/2017
10.6	Partnership Agreement, dated as of February 1, 1988, by and between PQ Corporation and Shell Polymers and Catalysts Enterprises Inc.		S-1/A	333-218650	10.10	8/14/2017
10.7	First Amendment to Partnership Agreement, dated January 1, 1993, by and among PQ Corporation, Shell Catalyst Ventures Inc. and CRI Zeolites Inc.		S-1/A	333-218650	10.11	8/14/2017
10.8	Second Amendment to Partnership Agreement, dated October 18, 2002, by and between PQ Corporation and Shell Catalyst Ventures Inc.		S-1/A	333-218650	10.12	8/14/2017
10.9	Third Amendment to Partnership Agreement, dated January 1, 2005, by and between PQ Corporation and CRI Zeolites Inc.		S-1/A	333-218650	10.13	8/14/2017
10.10	Lease Agreement, dated January 1, 2017, by and between The Realty Associates Fund X, L.P. and PQ Corporation		S-1	333-218650	10.4	6/9/2017
10.11	Form of Amended and Restated Stockholders Agreement between PQ Group Holdings Inc. and certain stockholders of PQ Group Holdings Inc.		S-1/A	333-218650	10.5	9/1/2017
10.12*	PQ Group Holdings Inc. 2017 Omnibus Incentive Plan		S-1/A	333-218650	10.14	9/19/2017
10.13*	Form of Stock Option Award Agreement under the PQ Group Holdings Inc. 2017 Omnibus Incentive Plan		S-1/A	333-218650	10.15	9/1/2017
10.14*	Form of Restricted Stock Award Agreement under the PQ Group Holdings Inc. 2017 Omnibus Incentive Plan		S-1/A	333-218650	10.16	9/1/2017
10.15*	Form of Restricted Stock Unit Award Agreement under the PQ Group Holdings Inc. 2017 Omnibus Incentive Plan		S-1/A	333-218650	10.17	9/1/2017
10.16*	PQ Group Holdings Inc. Stock Incentive Plan		S-1	333-218650	10.6	6/9/2017
10.17*	Form of Nonqualified Stock Option Award Agreement under the PQ Group Holdings Inc. Stock Incentive Plan		S-1	333-218650	10.7	6/9/2017
10.18*	Form of Restricted Stock Agreement under the PQ Group Holdings Inc. Stock Incentive Plan		S-1	333-218650	10.8	6/9/2017

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.19*	Form of Director and Officer Indemnification Agreement		S-1/A	333-218650	10.9	9/1/2017
10.20*	Severance Agreement, dated August 9, 2018, by and between PQ Corporation and Belgacem Chariag		8-K	001-38221	10.2	8/9/2018
10.21*	Severance Agreement, dated August 31, 2017, by and between PQ Corporation and James F. Gentilcore		S-1/A	333-218650	10.18	9/19/2017
10.22*	Letter Agreement, dated August 9, 2018, by and between PQ Corporation, PQ Group Holdings Inc. and James F. Gentilcore		8-K	001-38221	10.1	8/9/2018
10.23*	Separation and General Release Agreement, dated December 21, 2018, by and between PQ Corporation, PQ Group Holdings Inc. and James F. Gentilcore		8-K	001-38221	10.1	12/26/2018
10.24*	Severance Agreement, dated August 31, 2017, by and between PQ Corporation and Michael Crews		S-1/A	333-218650	10.19	9/19/2017
10.25*	Severance Agreement, dated August 31, 2017, by and between PQ Corporation and Scott Randolph		S-1/A	333-218650	10.20	9/19/2017
10.26*	Severance Agreement, dated August 31, 2017, by and between PQ Corporation and Paul Ferrall		S-1/A	333-218650	10.21	9/19/2017
10.27*	Severance Agreement and General Release, dated August 31, 2017, by and between PQ Corporation and Michael R. Boyce		S-1/A	333-218650	10.22	9/19/2017
21.1	Subsidiaries of PQ Group Holdings Inc.	X
23.1
Consent of PricewaterhouseCoopers LLP related to the consolidated financial statements and financial statement schedule of PQ Group Holdings Inc. as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018
		X
23.2
Consent of PricewaterhouseCoopers LLP related to the financial statements of Zeolyst International as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018
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

PQ GROUP HOLDINGS INC.

Date:	March 1, 2019	By:	/s/ MICHAEL CREWS
Michael Crews
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BELGACEM CHARIAG	Chief Executive Officer, President and Director	March 1, 2019
Belgacem Chariag	(Principal Executive Officer)

/s/ MICHAEL CREWS	Executive Vice President and Chief Financial Officer	March 1, 2019
Michael Crews	(Principal Financial and Accounting Officer)

/s/ GREG BRENNEMAN	Director	March 1, 2019
Greg Brenneman

/s/ TIMOTHY WALSH	Director	March 1, 2019
Timothy Walsh

/s/ MARK McFADDEN	Director	March 1, 2019
Mark McFadden

/s/ ROBERT TOTH	Director	March 1, 2019
Robert Toth

/s/ ROBERT COXON	Director	March 1, 2019
Robert Coxon

/s/ ANDREW CURRIE	Director	March 1, 2019
Andrew Currie

/s/ JONNY GINNS	Director	March 1, 2019
Jonny Ginns

/s/ KYLE VANN	Director	March 1, 2019
Kyle Vann

/s/ MARTIN S. CRAIGHEAD	Director	March 1, 2019
Martin S. Craighead

/s/ KIMBERLY ROSS	Director	March 1, 2019
Kimberly Ross

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of PQ Group Holdings Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of PQ Group Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and schedule of condensed parent company information as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018 beginning on page F-86 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principles
As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for debt prepayment and extinguishment costs and restricted cash in 2018.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 1, 2019

We have served as the Company’s auditor since 2015.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years ended December 31,
	2018	2017	2016
Sales	$1,608,154	$1,472,101	$1,064,177
Cost of goods sold	1,226,520	1,095,265	810,085
Gross profit	381,634	376,836	254,092
Selling, general and administrative expenses	168,628	146,723	110,252
Other operating expense, net (Note 9)	29,450	64,225	62,301
Operating income	183,556	165,888	81,539
Equity in net (income) loss from affiliated companies	(37,611)	(38,772)	2,612
Interest expense, net	113,723	179,044	140,315
Debt extinguishment costs (Note 16)	7,751	61,886	13,782
Other expense (income), net	11,077	24,364	(6,053)
Income (loss) before income taxes and noncontrolling interest	88,616	(60,634)	(69,117)
Provision (benefit) for income taxes	28,995	(119,197)	10,041
Net income (loss)	59,621	58,563	(79,158)
Less: Net income attributable to the noncontrolling interest	1,321	960	588
Net income (loss) attributable to PQ Group Holdings Inc.	$58,300	$57,603	$(79,746)

Net income (loss) per share:
Basic income (loss) per share	$0.44	$0.52	$(1.02)
Diluted income (loss) per share	$0.43	$0.52	$(1.02)

Weighted average shares outstanding:
Basic	133,380,567	111,299,670	78,016,005
Diluted	134,684,931	111,669,037	78,016,005
See accompanying notes to consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended December 31,
	2018	2017	2016
Net income (loss)	$59,621	$58,563	$(79,158)
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits	(7,958)	(101)	6,865
Net (loss) gain from hedging activities	(330)	(3,590)	4,557
Foreign currency translation	(35,056)	60,601	(66,834)
Total other comprehensive income (loss)	(43,344)	56,910	(55,412)
Comprehensive income (loss)	16,277	115,473	(134,570)
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,392	(152)	(465)
Comprehensive income (loss) attributable to PQ Group Holdings Inc.	$14,885	$115,625	$(134,105)
See accompanying notes to consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$57,854	$66,195
Receivables, net	196,770	193,456
Inventories (Note 10)	264,748	262,388
Prepaid and other current assets	39,244	26,929
Total current assets	558,616	548,968
Investments in affiliated companies (Note 11)	468,211	469,276
Property, plant and equipment, net	1,208,979	1,230,384
Goodwill	1,254,929	1,305,956
Other intangible assets, net	728,436	786,144
Other long-term assets	108,254	74,727
Total assets	$4,327,425	$4,415,455
LIABILITIES
Notes payable and current maturities of long-term debt	$7,237	$45,166
Accounts payable	148,365	149,326
Accrued liabilities	100,009	93,917
Total current liabilities	255,611	288,409
Long-term debt, excluding current portion	2,106,720	2,185,320
Deferred income taxes	196,124	189,336
Other long-term liabilities	104,825	120,471
Total liabilities	2,663,280	2,783,536
Commitments and contingencies (Note 23)
EQUITY
Common stock ($0.01 par); authorized shares 450,000,000; issued shares 135,758,269 and 135,244,379 on December 31, 2018 and 2017, respectively; outstanding shares 135,592,045 and 135,244,379 on December 31, 2018 and 2017, respectively	1,358	1,352
Preferred stock ($0.01 par); authorized shares 50,000,000; no shares issued or outstanding on December 31, 2018 and 2017	—	—
Additional paid-in capital	1,674,703	1,655,114
Retained earnings (accumulated deficit)	25,523	(32,777)
Treasury stock, at cost; shares 166,224 and 0 on December 31, 2018 and 2017, respectively	(2,920)	—
Accumulated other comprehensive (loss) income	(39,104)	4,311
Total PQ Group Holdings Inc. equity	1,659,560	1,628,000
Noncontrolling interest	4,585	3,919
Total equity	1,664,145	1,631,919
Total liabilities and equity	$4,327,425	$4,415,455

See accompanying notes to consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Shares of Common stock	Common stock	Additional paid-in capital	Retained earnings (accum. deficit)	Shares of Treasury stock	Treasury stock, at cost	Accum. other comp. income (loss)	Non-control- ling interest	Total
December 31, 2015	22,683,077	$—	$245,279	$(10,634)	—	$—	$648	$—	$235,293
Business Combination	83,169,873	73	912,127					6,569	918,769
Net income (loss)				(79,746)				588	(79,158)
Other comp. loss							(54,359)	(1,053)	(55,412)
Stock repurchases					(207,546)	(2,540)			(2,540)
Equity contribution	529,375	—	6,486		9,255	114			6,600
Distributions to noncontrolling interests								(1,040)	(1,040)
Stock compensation expense	70,005		3,245		176,722	2,187			5,432
December 31, 2016	106,452,330	$73	$1,167,137	$(90,380)	$(21.569)	$(239)	$(53,711)	$5,064	$1,027,944
Net income				57,603				960	58,563
Stock split and conversion	(232,571)	989	(1,228)		232,534	239			—
Issuance of common stock - IPO	29,000,000	290	480,406						480,696
Other comprehensive income (loss)							58,022	(1,112)	56,910
Distributions to noncontrolling interests								(993)	(993)
Stock compensation expense			8,799						8,799
Shares issued under equity incentive plan, net of forfeitures	24,620	—	—		(211,015)	—			—
December 31, 2017	135,244,379	$1,352	$1,655,114	$(32,777)	$—	$—	$4,311	$3,919	$1,631,919
Net income				58,300				1,321	59,621
Other comprehensive income (loss)							(43,415)	71	(43,344)
Stock repurchases					(166,224)	(2,920)			(2,920)
Distributions to noncontrolling interests								(726)	(726)
Stock compensation expense			19,464						19,464
Shares issued under equity incentive plan, net of forfeitures	513,890	6	125		—	—			131
December 31, 2018	135,758,269	$1,358	$1,674,703	$25,523	(166,274)	$(2,920)	$(39,104)	$4,585	$1,664,145

See accompanying notes to consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$59,621	$58,563	$(79,158)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	132,640	124,551	89,453
Amortization	52,594	52,589	38,836
Amortization of inventory step-up	1,603	871	29,086
Intangible asset impairment charge	—	—	6,873
Amortization of deferred financing costs and original issue discount	6,119	8,733	6,859
Debt extinguishment costs	5,627	61,362	8,561
Foreign currency exchange loss (gain)	13,810	25,786	(3,558)
Pension and postretirement healthcare benefit expense	1,073	3,289	1,957
Pension and postretirement healthcare benefit funding	(7,602)	(7,887)	(2,887)
Deferred income tax provision (benefit)	3,445	(140,212)	(138)
Net loss on asset disposals	6,574	5,793	4,216
Stock compensation	19,464	8,799	5,432
Equity in net (income) loss from affiliated companies	(37,611)	(38,772)	2,612
Dividends received from affiliated companies	40,195	44,071	7,636
Net interest income on swaps designated as net investment hedges	(4,859)	—	—
Gain on contract termination	(20,612)	—	—
Other, net	(1,517)	(4,061)	(7,091)
Working capital changes that provided (used) cash, excluding the effect of business combinations:
Receivables	(10,451)	(11,463)	27,757
Inventories	(8,980)	(21,200)	(2,305)
Prepaids and other current assets	(6,348)	(3,434)	548
Accounts payable	(146)	4,343	11,885
Accrued liabilities	4,005	(6,548)	(23,866)
Net cash provided by operating activities	248,644	165,173	122,708
Cash flows from investing activities:
Purchases of property, plant and equipment	(131,688)	(140,482)	(121,421)
Investment in affiliated companies	(5,000)	(9,000)	—
Loan receivable under the New Markets Tax Credit Arrangement	—	(6,221)	(15,598)
Business combinations, net of cash acquired	(1,006)	(41,572)	(1,777,740)
Proceeds from sale of assets	12,380	—	—
Net interest proceeds on swaps designated as net investment hedges	4,859	—	—
Other, net	1,165	1,293	(1,004)
Net cash used in investing activities	(119,290)	(195,982)	(1,915,763)
Cash flows from financing activities:
Draw down of revolver	141,764	357,773	145,000
Repayments of revolver	(166,778)	(334,180)	(167,000)
Issuance of long-term debt, net of original issue discount and financing fees	1,267,000	308,550	1,248,556
Issuance of long-term notes, net of original issue discount and financing fees	—	—	1,133,265
Debt issuance costs	(6,395)	(4,666)	(23,786)
Repayments of long-term debt	(1,369,690)	(739,472)	(479,059)
Debt prepayment fees	—	(47,875)	—
IPO proceeds	—	507,500	—
IPO costs	—	(26,804)	—
Interest hedge premium	—	—	(1,551)
Equity contribution	—	—	6,600
Stock repurchases	(2,920)	—	(2,540)
Distributions to noncontrolling interests	(725)	(993)	(1,040)
Other	519	—	—
Net cash (used in) provided by financing activities	(137,225)	19,833	1,858,445
Effect of exchange rate changes on cash, cash equivalents and restricted cash	354	(6,858)	(5,886)
Net change in cash, cash equivalents and restricted cash	(7,517)	(17,834)	59,504
Cash, cash equivalents and restricted cash at beginning of period	67,243	85,077	25,573
Cash, cash equivalents and restricted cash at end of period	$59,726	$67,243	$85,077
For supplemental cash flow disclosures, see Note 28.
See accompanying notes to consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

1. Background and Basis of Presentation:
Description of Business
PQ Group Holdings Inc. and subsidiaries (the “Company” or “PQ Group Holdings”) conducts operations through two reporting segments: (1) Environmental Catalysts and Services: a leading global innovator and producer of silica catalysts used in the production of high-density polyethylene (“HDPE”), methyl methacrylate (“MMA”), specialty zeolite-based catalysts sold to the emission control industry, the petrochemical industry and other areas of the broader chemicals industry and a merchant sulfuric acid producer operating a network of plants serving a variety of end uses, including the oil refining, nylon, mining, general industrial and chemical industries; and (2) Performance Materials and Chemicals: a fully integrated, global leader in silicate technology, producing sodium silicate, specialty silicas, zeolites, spray dry silicates, magnesium silicate, and other high performance chemical products used in a variety of end-uses such as adsorbents for surface coatings, clarifying agents for beverages, cleaning and personal care products and engineered glass products for use in highway safety, polymer additives, metal finishing and electronics end uses.
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
Stock Split and Initial Public Offering
Prior to September 22, 2017, the Company had two classes of common stock designated as Class A and Class B common stock. On September 22, 2017, the Company reclassified its Class A common stock into common stock and then effected a 8.8275-for-1 split of its common stock. On September 28, 2017, the Company converted each outstanding share of Class B common stock into 8.8275 shares of common stock plus an additional number of shares determined by dividing the unreturned paid-in capital amount of such Class B common stock, or $113.74 per share, by $17.50, the price of a share of common stock in the Company’s initial public offering (“IPO”), rounded to the nearest whole share. Holders of Class B common stock did not receive any cash payments from the Company in connection with the conversion of the Class B common stock. As a result of the reclassification of Class A common stock into common stock, and the conversion of Class B common stock into common stock, all references to “Class A common stock” and “Class B common stock” have been changed to “common stock” for all periods presented. All previously reported per share and common share amounts in the accompanying financial statements and related notes have been restated to reflect the stock split.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

On October 3, 2017, the Company completed its IPO whereby it issued 29,000,000 shares of its common stock at a price of $17.50 per share. The shares began trading on the New York Stock Exchange on September 29, 2017. The aggregate proceeds received by the Company from the offering were $480,696, net of underwriting discounts, commissions and offering expenses. The net proceeds were used to repay existing indebtedness as further described in Note 16.
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
Foreign Currency Translation. All assets and liabilities of foreign subsidiaries and affiliated companies are translated to U.S. dollars using exchange rates in effect at the balance sheet date. Adjustments resulting from translation of the balance sheets and intercompany loans, which are considered permanent, are included in stockholders’ equity as part of accumulated other comprehensive income (loss). Adjustments resulting from translation of certain intercompany loans, which are not considered permanent and are denominated in foreign currencies, are included in other (income) expense, net in the consolidated statements of operations. The Company considers intercompany loans to be of a permanent or long-term nature if management expects and intends that the loans will not be repaid. For the years ended December 31, 2018, 2017 and 2016, all intercompany loan arrangements were determined to be non-permanent based on management’s intention as well as actual lending and repayment activity. Therefore, the foreign currency transaction gains or losses associated with the intercompany loans were recorded in the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016.
Income and expense items are translated at average exchange rates during the year. Net foreign currency exchange (gains) and losses included in other expense (income), net were $13,810, $25,786 and $(3,558) for the years ended December 31, 2018, 2017 and 2016, respectively. The net foreign currency losses realized in 2018 and 2017 and gain realized in 2016 were primarily driven by the Euro-denominated term loan (which was settled as part of the February 2018 term loan refinancing, see Note 16 to these consolidated financial statements for further information) and the non-permanent intercompany debt denominated in local currency and translated to U.S. dollars.
Cash and Cash Equivalents. Cash and cash equivalents include investments with original terms to maturity of 90 days or less from the time of purchase.
Restricted Cash. Restricted cash, which is restricted as to withdrawal or usage, is classified separately from cash and cash equivalents on our consolidated balance sheets. The proceeds from the New Markets Tax Credit (“NMTC”) financing arrangements are restricted for use and are classified on the Company’s consolidated balance sheets as other current assets. See Note 16 to these consolidated financial statements for further information regarding the NMTC financing arrangements. The Company’s total restricted cash balances, including cash related to the NMTC financing arrangements, were $1,872 and $1,048 as of December 31, 2018 and 2017, respectively, and are included on the Company’s consolidated balance sheets as other current assets.
Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. A specific reserve for bad debt is recorded for known or suspected doubtful accounts receivable. For all other accounts, the Company recognizes a reserve for bad debt based on the length of time receivables are past due and historical write-off experience. Account balances are charged against the allowance when the Company believes it is probable that the associated receivables will not be recovered. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

may be required. The Company does not have any off-balance sheet credit exposure related to its customers. As of December 31, 2018 and 2017, the Company’s allowance for doubtful accounts was not material.
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
The Company capitalizes the interest cost associated with the development and construction of significant new plant and equipment and depreciates that amount over the lives of the related assets. Capitalized interest recorded during the years ended December 31, 2018, 2017 and 2016 was $3,542, $5,806 and $5,687, respectively.
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
The Company evaluates all distributions received from its equity method investments using the nature of distribution approach. Under this approach, the Company evaluates the nature of activities of the investee that generated the distribution. The distributions received are either classified as a return on investment, which is presented as a component of operating activities on the Company’s consolidated statements of cash flows, or as a return of investment, which is presented as a component of investing activities on the Company’s consolidated statements of cash flows.
The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.
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
Derivative Financial Instruments. The Company utilizes certain derivative financial instruments to enhance its ability to manage risk, including exposure to interest rate, commodity price, and foreign currency fluctuations that exist as part of ongoing business operations. Derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures.
All derivatives designated as hedges are recognized on the consolidated balance sheets at fair value. The Company may designate a derivative as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), a foreign currency fair-value or cash-flow hedge (foreign currency hedge),

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

or a hedge of a net investment in a foreign operation (net investment hedge). The Company’s hedging strategies include derivatives designated as cash flow hedges and net investment hedges.
Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income and subsequently reclassified into earnings in the same period(s) in which the hedged transaction affects earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a hedge of a net investment in a foreign operation are recorded in the foreign currency translation adjustment account within accumulated other comprehensive income, where the associated gains and losses will remain until such time that the hedged net investment (foreign subsidiary) is sold or liquidated.
Changes in the fair value of a derivative that is not designated or does not qualify as a hedge are recorded in the consolidated statements of operations. Cash flows from derivative instruments are reported in the same cash flow category as the cash flows from the items being hedged.
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also formally assesses whether each hedging relationship is highly effective in achieving offsetting changes in fair values or cash flows of the hedged item during the period, both at the inception of the hedge and on an ongoing basis. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly-effective hedge, hedge accounting is discontinued with respect to that derivative prospectively.
Fair Value Measurements. The Company measures fair value using the guidelines under GAAP. An asset’s fair value is defined as the price at which the asset could be exchanged in a current transaction between market participants. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a market participant, not the amount that would be paid to settle the liability with the creditor. See Note 5 to these consolidated financial statements regarding the application of fair value measurements.
The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these items. See Note 16 to these consolidated financial statements regarding the fair value of debt.
Revenue Recognition. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under its agreements, the Company performs the following steps: (i) identification of the contract with the customer; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.
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
The Company may offer rebates to customers who have reached a specified volume of optional purchases. The Company recognizes rebates given to customers as a reduction of revenue based on an allocation of the cost of honoring rebates earned and claimed to each of the underlying revenue transactions that result in progress by the customer toward earning the rebate. Rebates are recognized at the time revenue is recorded. The Company measures the rebate obligation based on the estimated amount of sales that will result in a rebate at the adjusted sales price per the respective sales agreement.
Shipping and Handling Costs. Amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and are classified as revenue. Costs related to shipping and handling of products shipped to customers are classified as cost of goods sold. Refer to Note 4 for disclosures regarding the recognition of revenue for shipping and handling costs that are billed to customers.
Research and Development. Research and development costs of $15,565, $13,859 and $7,266 for the years ended December 31, 2018, 2017 and 2016, respectively, were expensed as incurred and reported in selling, general and administrative expenses in the consolidated statements of operations.

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
Pursuant to the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No.118 (“SAB 118”), the Company was allowed a measurement period of up to one year after the enactment date of the Tax Cuts and Jobs Act (“TCJA”) to finalize the recording of any related tax impacts with respect to its transition tax liability. As of December 31, 2017, the Company’s accounting for these impacts was provisional. However, in accordance with SAB 118, the Company has finalized the impacts of the transition tax as of December 31, 2018 and has recorded a measurement period adjustment of $2,102 as a benefit to tax expense. There was no cash tax outlay associated with the final transition tax amount, as the Company elected to utilize net operating loss (“NOL”) carryforwards to offset the associated taxable income.
Based on FASB guidance, the Company is permitted to make an accounting policy election to either (1) treat the taxes incurred as a result of the GILTI provision as a current-period expense when incurred or (2) factor such amounts into its measurement of deferred taxes. The Company has elected to treat any expense incurred as a current-period expense.
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
The Company has recorded asset retirement obligations (“AROs”) identified as part of the Business Combination in other long-term liabilities in order to recognize legal obligations associated with the retirement of tangible long-lived assets. The Company has assessed whether an ARO is required at each manufacturing facility and has recorded an obligation for

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

those locations for which an obligation exists. The most significant of these are primarily attributable to environmental remediation liabilities associated with current operations that were incurred during the course of normal operations. The Company has AROs that are conditional in nature. The Company identified certain conditional AROs upon which it was able to reasonably estimate their fair value and recorded a liability. These AROs were triggered upon commitments by the Company to comply with local, state, and national laws to remove environmentally hazardous materials. The AROs have been recognized on a discounted basis using a credit adjusted risk free rate. Accretion of the AROs is recorded in other operating expense, net in the Company’s consolidated statements of operations. The following table includes the changes in the Company’s ARO liability during the years ended December 31, 2018 and 2017:

	Years ended December 31,
	2018	2017
Beginning balance	$4,094	$3,700
Accretion expense	287	232
Foreign exchange impact	(157)	162
Ending balance	$4,224	$4,094

Environmental Expenditures. Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with the Company’s capitalization policy for property, plant and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the remediation is probable and the cost can be reasonably estimated. Recoveries of expenditures for environmental remediation are recognized as assets only when recovery is deemed probable. See Note 23 to these consolidated financial statements regarding commitments and contingencies and Note 15 regarding the accrued environmental reserve.
Deferred Financing Costs. Financing costs incurred in connection with the issuance of long-term debt are deferred and presented as a direct reduction from the related debt instruments on the Company’s consolidated balance sheets. Deferred financing costs are amortized as interest expense using the effective interest method over the respective terms of the associated debt instruments.
Stock-Based Compensation. The Company applies the fair value based method to account for stock options, restricted stock awards and restricted stock units issued in connection with its equity incentive plans. Stock-based compensation expense is recognized on a straight-line basis over the vesting periods of the respective awards, and the Company accounts for forfeitures of equity incentive awards as they occur. In connection with the vesting of restricted stock awards and restricted stock units, shares of common stock may be delivered to the Company by employees to satisfy withholding tax obligations at the instruction of the employee award holders. These transactions when they occur are accounted for as stock repurchases by the Company, with the shares returned to treasury stock at a cost representing the payment by the Company of the tax obligations on behalf of the employees in lieu of shares for the vesting event. See Note 22 to these consolidated financial statements regarding compensation expense associated with the Company’s equity incentive awards.
Pensions and Postretirement Benefits. The Company maintains qualified and non-qualified defined benefit pension plans that cover employees in the United States and Canada, as well as certain employees in other international locations. Benefits for a majority of the plans are based on average final pay and years of service. Our funding policy, consistent with statutory requirements, is based on actuarial computations utilizing the projected unit credit method of calculation. Not all defined benefit pension plans are funded. In the United States and Canada, the pension plans’ assets include equity and fixed income securities. In our other international locations, the pension plans’ assets include equity and fixed income securities, as well as insurance contracts. Certain assumptions are made regarding the occurrence of future events affecting pension costs, such as mortality, withdrawal, disablement and retirement, changes in compensation and benefits, and discount rates to reflect the time value of money.
The major elements in determining pension income and expense are pension liability discount rates and the expected return on plan assets. The Company references rates of return on high-quality, fixed income investments when estimating the discount rate, and the expected period over which payments will be made based upon historical experience. The long-

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

term rate of return used to calculate the expected return on plan assets is the average rate of return estimated to be earned on invested funds for providing pension benefits.
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
3. New Accounting Standards:
Recently Adopted Accounting Standards
In August 2018, the Financial Accounting Standards Board (“FASB”) issued guidance which will align the requirements for capitalizing implementation costs incurred in a cloud computing arrangement (i.e., a hosting arrangement) that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The guidance is effective for public companies for fiscal years beginning after December 15, 2019, including all interim periods within that fiscal year. Early adoption is permitted, and the guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company early adopted the guidance effective October 1, 2018 and has applied the guidance on a prospective basis for any implementation costs incurred subsequent to the adoption date, with no significant impact on the Company’s consolidated financial statements.
In August 2017, the FASB issued amendments related to hedge accounting. The amendments expand hedge accounting for non-financial and financial risk components and revise the measurement methodologies to better align with an entity’s risk management activities. Separate presentation of hedge ineffectiveness is eliminated to provide greater transparency of the full impact of hedging by requiring presentation of the results of the hedged item and hedging instrument in a single financial statement line item. In addition, the amendments reduce complexity by simplifying the manner in which assessments of hedge effectiveness may be performed. The new guidance is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted, and the guidance should be applied prospectively for the amended presentation and disclosure requirements, and through a cumulative-effect adjustment to beginning retained earnings for any cash flow and net investment hedges existing at the date of adoption. The Company early adopted the guidance effective January 1, 2018. The Company’s cash flow hedges in place at the date of

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

adoption yielded an immaterial amount of ineffectiveness; therefore, the Company did not reflect an adjustment to beginning retained earnings upon adoption. The amended presentation and disclosure requirements are reflected under the new guidance in Note 18 to these consolidated financial statements.
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
The Company adopted the new guidance on January 1, 2018 as required. Prior to the adoption of the guidance, the Company reflected its pension costs within cost of goods sold and selling, general and administrative expenses in the consolidated statements of operations, depending on whether the costs were associated with employees involved in manufacturing or back office support functions. Under the new guidance, the service cost component of the Company’s pension costs remained in the same line items of the consolidated statements of operations, but the remaining components are now reported as part of nonoperating income in the other (income) expense, net line item of the consolidated statements of operations. Although the guidance requires retrospective application upon adoption, a practical expedient permits the Company to use the amounts disclosed in its pension and other post-retirement benefit plan note as its basis of estimation for the prior comparative periods. The Company utilized the practical expedient, and $1,616 and $2,651 of a net pension benefit for the years ended December 31, 2017 and 2016, respectively, was reclassified to other expense (income), net. For the year ended December 31, 2018, the amount of pension costs included in other expense (income), net was a net benefit of $3,625.
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
The Company adopted the new guidance on January 1, 2018 as required. As of December 31, 2018 and 2017, the Company had $1,872 and $1,048, respectively, of restricted cash included in prepaid and other current assets on its

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

consolidated balance sheets. Changes in the Company’s restricted cash balances prior to the adoption of the new guidance were reflected within cash flows from investing activities in the Company’s consolidated statements of cash flows. The prior comparative periods in the Company’s consolidated statements of cash flows have been updated to conform to the new guidance. See Note 28 to these consolidated financial statements for supplemental cash flow disclosures.
In August 2016, the FASB issued guidance which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs and distributions from equity method investees. For public companies, the new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and the new guidance should be applied retrospectively to each period presented. The Company adopted the new guidance on January 1, 2018 as required. The Company applied the new guidance to the term loan refinancing that occurred during the year ended December 31, 2018; see Note 16 to these consolidated financial statements for further information on the debt refinancing transaction.
The following is a summary of the impact of adopting the new statement of cash flows guidance on the Company’s consolidated statements of cash flows:

Year ended December 31, 2017	Previously Reported	Adjustments	Revised
Net cash provided by operating activities(1)	$116,062	$49,111	$165,173
Net cash used in investing activities(2)	(182,695)	(13,287)	(195,982)
Net cash provided by (used in) financing activities(1)	68,944	(49,111)	19,833
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,858)	—	(6,858)
Net change in cash, cash equivalents and restricted cash(2)	(4,547)	(13,287)	(17,834)
Cash, cash equivalents and restricted cash at beginning of period(2)	70,742	14,335	85,077
Cash, cash equivalents and restricted cash at end of period(2)	$66,195	$1,048	$67,243

Year ended December 31, 2016	Previously Reported	Adjustments	Revised
Net cash provided by operating activities(1)	$119,720	$2,988	$122,708
Net cash provided by (used in) investing activities(2)	(1,929,680)	13,917	(1,915,763)
Net cash provided by (used in) financing activities(1)	1,861,433	(2,988)	1,858,445
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,886)	—	(5,886)
Net change in cash, cash equivalents and restricted cash(2)	45,587	13,917	59,504
Cash, cash equivalents and restricted cash at beginning of period(2)	25,155	418	25,573
Cash, cash equivalents and restricted cash at end of period(2)	$70,742	$14,335	$85,077

(1)
Adjustments include the reclassification of $47,875 in debt prepayment penalties for the year ended December 31, 2017, which were paid in cash, that were associated with the Company’s repricing and refinancing activities. The adjustments also include the reclassification of $1,236 and $2,988 in third-party lender fees for the years ended December 31, 2017 and 2016, respectively, associated with the Company’s repricing and refinancing activities that were paid in cash. In accordance with the August 2016 guidance which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, the amounts were reclassified from net cash provided by operating activities to net cash provided by (used in) financing activities.

(2)
In accordance with the November 2016 guidance that clarified the classification and presentation of changes in restricted cash on the statement of cash flows, the Company reclassified the changes in restricted cash for the respective periods from cash from investing activities to the cash, cash equivalents and restricted cash line item.

In May 2014, the FASB issued accounting guidance (with subsequent targeted amendments) to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

of the guidance is that revenue recognized from a transaction or event that arises from a contract with a customer should reflect the consideration to which an entity expects to be entitled in exchange for goods or services provided. To achieve that core principle, the new guidance sets forth a five-step revenue recognition model that will need to be applied consistently to all contracts with customers, except those that are within the scope of other topics in the Accounting Standards Codification (“ASC”). Also required are enhanced disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The enhanced disclosures include qualitative and quantitative information about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized related to the costs to obtain or fulfill a contract. For public companies, the new requirements are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company reviewed its key revenue streams and assessed the underlying customer contracts within the framework of the new guidance. The Company evaluated the key aspects of its revenue streams for impact under the new guidance and performed a detailed analysis of its customer agreements to quantify the changes under the guidance. The Company concluded that the guidance did not have a material impact on its existing revenue recognition practices upon adoption on January 1, 2018. The Company implemented the guidance under the modified retrospective transition method of adoption. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The impact of adoption of the new revenue recognition guidance was immaterial for the year ended December 31, 2018, and there was no transition adjustment required upon adoption. See Note 4 to these consolidated financial statements for additional disclosures required by the new guidance.
Accounting Standards Not Yet Adopted as of December 31, 2018
In August 2018, the FASB issued guidance which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance eliminates certain disclosure requirements, including the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and the effects of a one-percentage point change in assumed health care cost trend rates. The guidance also requires additional disclosure of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The guidance is effective for fiscal years ending after December 15, 2020 with early adoption permitted, and is required to be applied on a retrospective basis to all periods presented. The Company will modify its benefit plan disclosures in accordance with the new guidance upon adoption, and the guidance will not have a material impact on its consolidated financial statements.
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
In February 2018, the FASB issued guidance which will permit entities to make an election to reclassify income tax effects stranded in accumulated other comprehensive income (“AOCI”) to retained earnings as a result of tax reform legislation enacted by the U.S. government on December 22, 2017. The standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted in any interim period for which the financial statements have not yet been issued. Prior to the enactment of the tax reform legislation on December 22, 2017, the Company had amounts recorded in AOCI related to its domestic pension, postretirement and supplementary benefit plans and cash flow hedging relationships that were based on pre-enactment tax rates. The Company is evaluating the impact that the new guidance will have on its consolidated financial statements. If the Company makes the election to reclassify the stranded income tax effects from AOCI, it may do so using one of two transition methods: retrospectively, or at the beginning of the period of adoption.

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
In February 2016, the FASB issued guidance (with subsequent targeted amendments) that modifies the accounting for leases. Under the new guidance, a lessee will recognize assets and liabilities for most leases (including those classified under existing GAAP as operating leases, which based on current standards are not reflected on the balance sheet), but will recognize expenses similar to current lease accounting. The new guidance also requires companies to provide expanded disclosures regarding leasing arrangements. For public companies, the new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years, with early adoption permitted. The new guidance must be adopted using a modified retrospective transition method. The Company can choose to apply the new guidance at the beginning of the earliest period presented in the financial statements, or at the date of adoption, with a cumulative-effect adjustment to the opening balance of retained earnings and no recast of prior period results presented within the Company’s consolidated financial statements. The Company has elected to apply the new guidance as of the date of adoption.
The Company has operating lease agreements for which it expects to recognize right of use assets and corresponding liabilities on its balance sheet upon adoption of the new guidance. The Company is currently finalizing its lease portfolio analysis which will result in a material increase in total assets and liabilities in its consolidated balance sheets. The Company does not believe that the new guidance will have a material impact on its results of operations or cash flows. In addition, the Company has implemented a lease technology software to assist in its ongoing lease data collection and analysis. The Company is also updating its processes, accounting policies and internal controls to ensure it will meet the requirements of the new guidance upon adoption.
The new guidance provides practical expedients, which the Company is currently finalizing its evaluation. The Company has elected the short term lease accounting policy and will not record right of use assets or lease liabilities for leases with a term of twelve months or less. The Company has elected the package of practical expedients which provides for an entity not to reassess: (1) whether any expired or existing contracts are, or contain, leases; (2) the lease clarification for any expired or existing leases; and (3) initial direct costs for any existing leases.
4. Revenue from Contracts with Customers:
Revenue Recognition Model
As described in Note 2, the Company applies the five-step revenue recognition model to each contract with its customers.
Evidence of a contract between the Company and its customers may take the form of a master service agreement (“MSA”), a MSA in combination with an underlying purchase order, a combination of a pricing quote with an underlying purchase order or an individual purchase order received from a customer. The Company and certain of its customers enter into MSAs that establish the terms, including prices, under which orders to purchase goods may be placed. In cases where the MSA contains a distinct order for goods or contains an enforceable minimum quantity to be purchased by the customer, the Company considers the MSA to be evidence of a contract between the Company and its customer as the MSA creates enforceable rights and obligations. In cases where the MSA does not contain a distinct order for goods, the Company’s

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

contract with a customer is the purchase order issued under the MSA. Customers of the Company may also negotiate orders via pricing quotes, which typically detail product pricing, delivery terms and payment information. When a customer procures goods under this method, the Company considers the combination of the pricing quote and the purchase order to create enforceable rights and obligations. Absent either a MSA or pricing quote, the Company considers an individual purchase order remitted by a customer to create enforceable rights and obligations.
The Company identifies a performance obligation in a contract for each promised good that is separately identifiable from other promises in the contract and for which the customer can benefit from the good. The majority of the Company’s contracts have a single performance obligation, which is the promise to transfer individual goods to the customer. Single performance obligations are satisfied according to the shipping terms noted within the MSA or purchase order. The Company has certain contracts that include multiple performance obligations under which the purchase price for each distinct performance obligation is defined in the contract. These distinct performance obligations may include stand-ready provisions, which are arrangements to provide a customer assurance that they will have access to output from the Company’s manufacturing facilities, or monthly reservations of capacity fees. The Company considers stand-ready provisions and reservation of capacity fees to be performance obligations satisfied over time. Revenues related to stand-ready provisions and reservation of capacity fees are recognized on a ratable basis throughout the contract term and billed to the customer on a monthly basis.
As described above, the Company’s MSAs with its customers may outline prices for individual products or contract provisions. MSAs in the Company’s performance chemicals and refining services product groups may contain provisions whereby raw material costs are passed-through to the customer per the terms of their contract. The Company’s exposure to fluctuations in raw material prices is limited, as the majority of pass-through contract provisions reset based on fluctuations in the underlying raw material price. MSAs in the Company’s refining services product group also contain take-or-pay arrangements, whereby the customer would incur a penalty in the form of a volume shortfall fee. There have been no issues where in which customers failed to meet the contractual minimum. Revenue from product sales are recorded at the sales price, which includes estimates of variable consideration for which reserves are established and which result from discounts, returns or other allowances that are offered within contracts between the Company and its customers.
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
Environmental Catalysts & Services Segment - Silica Catalysts
The Company’s silica catalysts product group sells highly customized products to its customers. Contracts between silica catalysts and its customers are typically evidenced by entering into a supply arrangement that outlines the specification of the products to be sold and contains terms and conditions under which purchase orders are issued. These supply arrangements typically have a duration from 1 to 10 years. Although the duration of these supply arrangements are in excess of one year, a contract is formed between the Company and its customer upon receipt of a purchase order.
Certain silica catalysts supply arrangements contain performance guarantees whereby the goods sold under a purchase order can be returned if the goods are not compatible with the customer’s production process. In order to mitigate any risk of a customer returning goods, the Company will allow the customer to obtain a sample of the goods to ensure compliance with its production process before accepting any orders. Due to these mitigating factors, the Company has not experienced any returns and does not account for a separate performance obligation related to the performance guarantee in certain of its contracts.
Environmental Catalysts & Services Segment - Refining Services
Contracts between the Company’s refining services product group and its customers are typically evidenced by entering into a MSA which generally have a term in excess of one year. Though each MSA is unique, the terms may include

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

performance obligations such as stand-ready provisions and minimum purchase requirements. Stand-ready provisions within these contracts are billed on a monthly basis, as the performance obligation resets on a monthly basis and does not carry-over to the following month. Certain of the Company’s refining services MSA’s contain minimum purchase requirements that expire within the calendar year. The Company reviews each contract with minimum purchase requirements to determine if the customer will meet the provisions within the current calendar year. The Company records revenues related to the minimum purchase requirements when it becomes evident that the customer will not meet the minimum purchase requirements noted within the contract. Contracts within refining services may also contain raw material pricing adjustments which are typically based on a commodity index. These raw material pass-through provisions reset on a periodic basis and prospectively adjust the raw material cost component of the goods sold to the customer. The Company accounts for the raw material costs on a prospective basis, as the price changes affect the future consideration of the sale of goods.
Performance Materials & Chemicals - Performance Chemicals
Contracts between the Company’s performance chemicals product group and its customers are typically evidenced by entering into a supply arrangement that outlines the specification of the products to be sold and contains terms and conditions under which purchase orders are issued. Certain performance chemicals supply arrangements may contain raw material pricing adjustments which are typically based on a commodity index. These raw material pass-through provisions reset on a periodic basis and prospectively adjust the raw material cost component of the goods sold to the customer. The Company accounts for the raw material pass-through costs on a prospective basis, as the price changes affect the future consideration of the sale of goods.
Performance Materials & Chemicals - Performance Materials
Contracts between the Company’s performance materials reporting unit and its customers are typically evidenced by receipt of a purchase order from the customer which details the specification of the products to be sold. Revenue is recorded according to the shipping terms noted within the purchase order.
Contract Assets and Liabilities
A contract asset is a right to consideration in exchange for goods that the Company has transferred to a customer when that right is conditional on something other than the passage of time. A contract liability exists when the Company receives consideration in advance of performance obligations. The Company has not recorded any contract assets or contract liabilities on its consolidated balance sheet as of December 31, 2018.
Practical Expedients and Accounting Policy Elections
The Company has elected to use certain practical expedients and has made certain accounting policy elections as permitted under the new revenue recognition guidance. Certain of the Company’s contracts with customers are based on an individual purchase order; thus, the duration of these contracts are for one year or less. As described above, certain performance obligations reset either monthly or at the end of the calendar year. The Company has made an accounting policy election to omit certain disclosures related to remaining performance obligations for contracts which have an initial term of one year or less.
The Company uses an output method to recognize revenues related to performance obligations satisfied over time. These performance obligations, as described above, are satisfied within a calendar year. As such, the Company has elected to utilize the “as-invoiced” practical expedient, which permits the Company to recognize revenue in the amount to which it has a right to invoice the customer, provided that the amount corresponds directly with the value provided by the performance obligation as completed to date.
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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Disaggregated Revenue
The Company’s primary means of disaggregating revenues is by product group, which can be found in Note 13 to these consolidated financial statements.
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
• Hollow glass beads, or microspheres, for oil well cements
• Silicates and alum for water treatment mining
• Bleaching aids for paper
The following table disaggregates the Company’s sales, by segment and end use, for the year ended December 31, 2018:

	Environmental Catalysts & Services	Performance Materials & Chemicals	Total
Industrial & process chemicals	$77,952	$279,678	$357,630
Fuels & emission control(1)	246,452	—	246,452
Packaging & engineered plastics	131,181	130,996	262,177
Highway safety & construction(1)	—	320,134	320,134
Consumer products	—	272,576	272,576
Natural resources	72,076	80,432	152,508
Total segment sales	527,661	1,083,816	1,611,477
Inter-segment sales eliminations	(3,323)	—	(3,323)
Total	$524,338	$1,083,816	$1,608,154

(1)	As described in Note 1, the Company experiences seasonal sales fluctuations to customers in the fuels & emission control and highway safety & construction end uses.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

5. Fair Value Measurements:
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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2018 and 2017, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts	$20,768	$—	$20,768	$—
Restoration plan assets	4,244	4,244	—	—
Total	$25,012	$4,244	$20,768	$—

Liabilities:
Derivative contracts	$2,026	$—	$2,026	$—

	December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts	$1,043	$—	$1,043	$—
Restoration plan assets	5,576	5,576	—	—
Total	$6,619	$5,576	$1,043	$—

Liabilities:
Derivative contracts	$448	$—	$448	$—

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a non-recurring basis as of December 31, 2016. The Company performed its annual impairment test on its indefinite-lived intangible assets on October 1, 2018 and 2017, respectively, and determined that no impairment existed. Refer to Note 14 to these consolidated financial statements for a description of the valuation techniques the Company utilized to determine such fair value and for the results of the impairment testing procedures performed during the October 1, 2016 testing period.

	As of December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Assets:
Indefinite-lived trade names(1)	$153,922	$—	$—	$153,922	$(6,873)

(1)
Indefinite-lived trade names with a carrying amount of $160,795 were written down to their implied fair value of $153,922 as part of the Company’s annual impairment assessment on October 1, 2016. This resulted in an impairment charge of $6,873, which was recorded to other operating expense, net, on the consolidated statements of operations.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Restoration plan assets
The fair values of the Company’s restoration plan assets are determined through quoted prices in active markets. Restoration plan assets are assets held in a Rabbi trust to fund the obligations of the Company’s defined benefit supplementary retirement plans and include various stock and fixed income mutual funds. See Note 20 to these consolidated financial statements regarding defined benefit supplementary retirement plans. The Company’s restoration plan assets are included in other long-term assets on its consolidated balance sheets. Gains and losses related to these investments are included in other expense, net in the Company’s consolidated statements of operations. Unrealized gains and losses associated with the underlying stock and fixed income mutual funds were immaterial as of December 31, 2018 and December 31, 2017, respectively.
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
6. Accumulated Other Comprehensive Income (Loss):
The following table presents the components of accumulated other comprehensive income (loss), net of tax, as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Amortization and unrealized gains (losses) on pension and postretirement plans, net of tax of ($2,362) and ($4,761)	$(546)	$7,412
Net changes in fair values of derivatives, net of tax of ($474) and ($584)	637	967
Foreign currency translation adjustments, net of tax of $5,154 and $790	(39,195)	(4,068)
Accumulated other comprehensive income (loss)	$(39,104)	$4,311

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table presents the tax effects of each component of other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016:

	Years ended December 31,
	2018			2017			2016
	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount
Defined benefit and other postretirement plans:
Amortization and unrealized gains (losses)	$(10,357)	$2,399	$(7,958)	$(139)	$38	$(101)	$11,664	$(4,799)	$6,865
Benefit plans, net	(10,357)	2,399	(7,958)	(139)	38	(101)	11,664	(4,799)	6,865
Net gain (loss) from hedging activities	(441)	110	(331)	(5,799)	2,209	(3,590)	7,350	(2,793)	4,557
Foreign currency translation	(39,419)	4,364	(35,055)	66,438	(5,837)	60,601	(73,461)	6,627	(66,834)
Other comprehensive income (loss)	$(50,217)	$6,873	$(43,344)	$60,500	$(3,590)	$56,910	$(54,447)	$(965)	$(55,412)

The following table presents the change in accumulated other comprehensive income (loss), net of tax, by component for the years ended December 31, 2018 and 2017:

	Defined benefit and other postretirement plans	Net gain (loss) from hedging activities	Foreign currency translation	Total
December 31, 2016	$7,513	$4,557	$(65,781)	$(53,711)
Other comprehensive income (loss) before reclassifications	6	(3,797)	61,713	57,922
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(107)	207	—	100
Net current period other comprehensive income (loss)	(101)	(3,590)	61,713	58,022
December 31, 2017	$7,412	$967	$(4,068)	$4,311
Other comprehensive loss before reclassifications	(7,874)	(257)	(35,127)	(43,258)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(84)	(73)	—	(157)
Net current period other comprehensive loss	(7,958)	(330)	(35,127)	(43,415)
December 31, 2018	(546)	637	(39,195)	(39,104)

(1)	See the following table for details about these reclassifications. Amounts in parentheses indicate credits to profit/loss.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table presents the reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2018 and 2017.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(a)		Affected Line Item in the Statements of Operations
	Years ended December 31,
	2018	2017
Defined benefit and other postretirement plans:
Amortization of prior service credit	$(112)	$(78)	(b)
Amortization of net (gain) loss	12	(54)	(b)
	(100)	(132)	Total before tax
	16	25	Tax expense (benefit)
	$(84)	$(107)	Net of tax

Net (gain) loss from hedging activities:
Interest rate caps	$256	$40	Interest expense
Natural gas swaps	(353)	222	Cost of goods sold
	(97)	262	Total before tax
	24	(55)	Tax expense (benefit)
	$(73)	$207	Net of tax

Total reclassifications for the period	$(157)	$100	Net of tax

(a)	Amounts in parentheses indicate credits to profit/loss.

(b)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost (see Note 20 to these consolidated financial statements for additional details).

7. Business Combination:
As described in Note 1 to these consolidated financial statements, on May 4, 2016, the Company, PQ Holdings, Eco Services, certain investment funds affiliated with CCMP and certain other stockholders of PQ Holdings and Eco Services completed the Business Combination. The Business Combination was accounted for using the acquisition method of accounting. Under the acquisition method, the purchase price is allocated to the net assets acquired based on the fair values of assets acquired and liabilities assumed as of the acquisition date. The excess of the purchase price over the fair values of these net assets is recorded as goodwill.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table sets forth the calculation and allocation of the purchase price to the net assets acquired of PQ Holdings with respect to the Business Combination, which was complete as of December 31, 2016.

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
$2,689,941

Total consideration for the Business Combination included $1,777,740 of cash, $910,800 of equity in the acquired PQ Holdings entities and $1,400 of assumed stock awards of PQ Holdings. The fair value of the equity consideration was determined based on an estimated enterprise value using a market approach as of the date of the Business Combination, reduced by borrowings to arrive at the fair value of equity. The existing PQ Holdings credit facilities were not legally assumed as part of the Business Combination, and the extinguishment of the debt concurrent with the Business Combination was included as part of the consideration transferred (see Note 16 to these consolidated financial statements for further information). Acquisition costs of $1,583 are included in other operating expense, net in the Company’s consolidated statement of operations for the year ended December 31, 2016.
The Company believes that its diverse range of industrial, consumer and governmental applications in which its products are used were the primary reasons that contributed to a total purchase price that resulted in the recognition of goodwill. The goodwill associated with the Business Combination is not deductible for tax purposes.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The valuation of the intangible assets acquired and the related weighted-average amortization periods are as follows:

	Amount	Weighted-Average Expected Useful Life (in years)
Intangible assets subject to amortization:
Trademarks	$35,400	15.0
Technical know-how	189,300	20.0
Contracts	19,800	5.3
Customer relationships	268,700	10.6
In-process research and development	6,800

Total intangible assets subject to amortization	520,000
Trade names, not subject to amortization	151,100	Indefinite
Trademarks, not subject to amortization	82,900	Indefinite

Total	$754,000

In accordance with the requirements of the purchase method of accounting for acquisitions, inventories were recorded at fair market value (which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity), which was $58,683 higher than the historical cost. The Company’s cost of goods sold includes a pre-tax charge of $871 and $29,086 for the years ended December 31, 2017 and 2016, respectively, relating to the portion of the step-up on inventory sold during the period. A separate portion of the fair value step-up related to the domestic inventory accounted for under the LIFO method was included in inventory on the consolidated balance sheet as of December 31, 2016 as part of the new LIFO base layer on the acquired inventory (see Note 10 to these consolidated financial statements for further information).
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

Year ended December 31, 2016
Pro forma sales	$1,403,041
Pro forma net loss	(76,994)

The pro forma net loss for the year ended December 31, 2016 excludes certain charges that were allocated to the pro forma results for the year ended December 31, 2015. These non-recurring charges include a debt prepayment penalty of $26,250, one-time refinancing charges of $4,747 and transaction fee charges of $1,795.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

8. Acquisition:
Acquisitions are accounted for using the acquisition method of accounting. Under the acquisition method, the purchase price is allocated to the identifiable net assets acquired based on the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date. The excess of the purchase price over the fair values of the identifiable net assets acquired is recorded to goodwill.
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
The following table sets forth the calculation and allocation of the purchase price to the identifiable net assets acquired with respect to the Acquisition, which was complete as of March 31, 2018:

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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The Company’s cost of goods sold for the year ended December 31, 2018 includes a pre-tax charge of $1,603 relating to the step-up on inventory, $108 of additional amortization expense related to identified intangible assets and $421 of additional depreciation expense, which would have been recorded during the year ended December 31, 2017 if the adjustments to the provisional amounts had been recognized as of the Acquisition Date. The Company’s other expense, net for the year ended December 31, 2018 includes additional amortization expense related to identified intangible assets of $101 which would have been recorded during the year ended December 31, 2017 if the adjustments to the provisional amounts had been recognized as of the Acquisition Date. The Company’s provision for income taxes for the year ended December 31, 2018 includes an additional $990 tax benefit associated with the year ended December 31, 2017, to reflect impacts as if the adjustments to the provisional amounts had been recognized as of the Acquisition Date. This amount is primarily a result of opening balance sheet adjustments recorded during the year ended December 31, 2018, which needed to be re-measured through the income statement because of income tax rate changes that occurred subsequent to the Acquisition Date.
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

The Company’s consolidated financial statements include Sovitec’s results of operations from June 12, 2017 through December 31, 2017. Sales and net income attributable to Sovitec during this period are included in the Company’s consolidated financial statements for the year ended December 31, 2017 and total $26,257 and $1,370, respectively.
Acquisition costs were immaterial for the year ended December 31, 2018 and were $2,515 for the year ended December 31, 2017. Acquisition costs are included in other operating expense, net in the Company’s consolidated statements of operations.
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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

	Years ended December 31,
	2017	2016
Pro forma sales	$1,488,528	$1,105,479
Pro forma net income (loss)	58,774	(78,234)
Pro forma net income (loss) attributable to PQ Group Holdings Inc.	57,814	(78,822)
Pro forma basic income (loss) per share	$0.52	$(1.01)
Pro forma diluted income (loss) per share	$0.52	$(1.01)

The results of operations for the year ended December 31, 2018 include the operating results of the combined company for the full period and therefore, there is no pro forma presentation for such periods included in the table above.
Certain non-recurring charges included in the Company’s results of operations for the year ended December 31, 2017 were allocated to the respective prior year periods for pro forma purposes. For the year ended December 31, 2017, non-recurring charges allocated to the prior year period include transaction fee charges of $2,515 which were excluded from the pro forma net income for the year ended December 31, 2017. Included in pro forma net income for the year ended December 31, 2017 is amortization expense of $367 and depreciation expense of $760 associated with the fair value step-up of identifiable intangible assets and property, plant and equipment, respectively. Included in pro forma net loss for the year ended December 31, 2016 is amortization expense of $364 and depreciation expense of $467 associated with the fair value step-up of identifiable intangible assets and property, plant and equipment, respectively.
9. Other Operating Expense, Net:
A summary of other operating expense, net is as follows:

	Years ended December 31,
	2018	2017	2016
Amortization expense	$35,025	$32,010	$25,263
Transaction and other related costs(1)	776	7,415	4,952
Restructuring and other related costs (Note 24)	6,208	8,490	12,630
Net loss on asset disposals	6,574	5,793	4,216
Intangible asset impairment charge (Note 14)	—	—	6,873
Management advisory fees (Note 26)	—	3,777	3,584
Insurance recoveries(2)	(5,480)	—	—
Write-off of long-term supply contract obligation (Note 25)	(20,612)	—	—
Other, net	6,959	6,740	4,783
	$29,450	$64,225	$62,301

(1)
Transaction and other related costs for the years ended December 31, 2018 and 2017 primarily include transaction costs associated with the Company’s IPO, exclusive of the direct costs recorded in stockholders’ equity net of the proceeds from the offering (see Note 1 to these consolidated financial statements for further information) and the Acquisition (see Note 8). Transaction and other related costs for the year ended December 31, 2016 primarily include transaction costs directly attributable to the Business Combination (see Note 7) as well as other business development costs.

(2)
During the year ended December 31, 2018, the Company recognized $6,450 of insurance recoveries in its consolidated statement of operations related to the Company’s claim for losses sustained during Hurricane Harvey in August 2017. For the year ended December 31, 2018, $5,480 was recorded as a gain in other operating expense, net, as reimbursement of expenses, $207 was recorded as a gain in net loss on asset disposals within other operating expense, net, for the Company’s previously recognized property losses, and $813 represented recoveries in excess of the Company’s property losses which was recorded as a non-operating gain in other expense, net, in the Company’s consolidated statement of operations.
10. Inventories:
Inventories are classified and valued as follows:

	December 31,
	2018	2017
Finished products and work in process	$206,188	$199,919
Raw materials	58,560	62,469
	$264,748	$262,388

Valued at lower of cost or market:
LIFO basis	$160,863	$162,315
Valued at lower of cost and net realizable value:
FIFO or average cost basis	103,885	100,073
	$264,748	$262,388

The domestic inventory acquired as part of the Business Combination is valued based on the LIFO method. Therefore, the fair value allocated to the acquired LIFO inventory was treated as the new base inventory value. If inventories valued under the LIFO basis had been valued using the FIFO method, inventories would have been $18,263 and $26,630 lower than reported as of December 31, 2018 and 2017, respectively, driven primarily by the purchase accounting fair value step-up of the LIFO inventory base value associated with the Business Combination. As of December 31, 2016, inventory quantities for one of the Company’s LIFO pools were reduced below their levels at the Business Combination date. As a result of this reduction, LIFO inventory costs charged to cost of goods sold were computed based on the lower base layer costs at the Business Combination date. The impact on cost of goods sold and net loss for the year ended December 31, 2016 was not material.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

11. Investments in Affiliated Companies:
As a result of the Business Combination, the Company acquired investments in affiliated companies accounted for under the equity method. Affiliated companies accounted for on the equity method as of December 31, 2018 are as follows:

Company	Country	Percent Ownership
PQ Silicates Ltd.	Taiwan	50%
Zeolyst International	USA	50%
Zeolyst C.V.	Netherlands	50%
Quaker Holdings	South Africa	49%
Asociacion para el Estudio de las Tecnologias de Equipamiento de Carreteras, S.A. (“Aetec”)	Spain	20%

Following is summarized information of the combined investments(1):

	December 31,
	2018	2017
Current assets	$215,416	$213,815
Noncurrent assets	248,288	235,440
Current liabilities	40,536	37,018
Noncurrent liabilities	56	1,417

	Years ended December 31,
	2018	2017	2016
Sales	$352,599	$317,197	$206,072
Gross profit	126,945	132,812	91,761
Operating income	88,508	91,224	67,098
Net income	88,622	94,740	67,332

(1)
Summarized information of the combined investments is presented at 100%; the Company’s share of the net assets and net income of affiliates is calculated based on the percent ownership specified in the table above.

The Company’s investments in affiliated companies balance as of December 31, 2018 and 2017 includes net purchase accounting fair value adjustments of $258,066 and $264,700, respectively, related to the Business Combination, consisting primarily of goodwill and intangible assets such as customer relationships, technical know-how and trade names. Consolidated equity in net income (loss) from affiliates is net of $6,634, $8,599 and $36,296 of amortization expense related to purchase accounting fair value adjustments for the years ended December 31, 2018, 2017 and 2016, respectively.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table summarizes the activity related to the Company’s investments in affiliated companies balance on the consolidated balance sheets:

	Years ended December 31,
	2018	2017
Balance at beginning of period	$469,276	$459,406
Acquisition	—	119
Investments in affiliated companies	5,000	9,000
Equity in net income of affiliated companies	44,245	47,371
Charges related to purchase accounting fair value adjustments	(6,634)	(8,599)
Dividends received	(40,890)	(44,071)
Foreign currency translation adjustments	(2,786)	6,050
Balance at end of period	$468,211	$469,276

The Company had net receivables due from affiliates of $4,775 and $4,910 as of December 31, 2018 and 2017, respectively, which are included in prepaid and other current assets. Net receivables due from affiliates are generally non-trade receivables. Sales to affiliates were $2,823, $2,853 and $1,587 for the years ended December 31, 2018, 2017 and 2016, respectively. The Company purchased goods of $645, $2,475 and $1,147 from affiliates, which is included in cost of goods sold during the years ended December 31, 2018, 2017 and 2016, respectively.
On December 18, 2013, PQ Holdings and its joint venture, Zeolyst International, entered into a ten year real estate tax abatement agreement with the Unified Government of Wyandotte County, Kansas. The agreement utilizes an Industrial Revenue Bond financing structure to achieve a 75% real estate tax abatement on the value of the improvements that were constructed during the expansion of PQ Holdings and Zeolyst International’s facilities at the jointly-operated Kansas City, Kansas plant. A similar tax abatement agreement has been executed on an annual basis since December 18, 2013 with respect to additional plant expansions during those years. The financing obligations and the industrial bonds receivable have been presented net, as the financing obligations and the industrial bonds meet the criteria for right of setoff conditions under GAAP.
12. Property, Plant and Equipment:
A summary of property, plant and equipment, at cost, and related accumulated depreciation is as follows:

	December 31,
	2018	2017
Land	$190,772	$191,006
Buildings	212,284	200,054
Machinery and equipment	1,125,117	1,005,025
Construction in progress	102,185	145,414
	1,630,358	1,541,499
Less: accumulated depreciation	(421,379)	(311,115)
	$1,208,979	$1,230,384

Depreciation expense was $132,640, $124,551 and $89,453 for the years ended December 31, 2018, 2017 and 2016, respectively.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

13. Reportable Segments:
The Company has organized its business around two operating segments based on the review of discrete financial results for each of the operating segments by the Company’s chief operating decision maker (the Company’s President and Chief Executive Officer), or CODM, for performance assessment and resource allocation purposes. Each of the Company’s operating segments represents a reportable segment under GAAP. The Company’s reportable segments are organized based on the nature and economic characteristics of the Company’s products. The Company’s two reportable segments are Environmental Catalysts and Services (“EC&S”) and Performance Materials and Chemicals (“PM&C”).
The PM&C segment is a silicates and specialty materials producer with leading supply positions for the majority of its products sold in North America, Europe, South America, Australia and Asia (excluding China) serving end uses such as personal and industrial cleaning products, fuel efficient tires (or green tires), surface coatings, and food and beverage. The two product groups included in the PM&C segment are performance materials and performance chemicals. The EC&S segment is a leading global innovator and producer of catalysts for the refinery, emission control, and petrochemical industries and is also a leading provider of catalyst recycling services to the North American refining industry. The three product groups included in the EC&S segment are silica catalysts, zeolyst catalysts, and refining services. The EC&S segment includes equity in net income from Zeolyst International and Zeolyst C.V. (collectively, the “Zeolyst Joint Venture”), each of which are 50/50 joint ventures with CRI Zeolites Inc. (a wholly-owned subsidiary of Royal Dutch Shell). The Zeolyst Joint Venture is accounted for using the equity method in the Company’s consolidated financial statements (see Note 10 to these consolidated financial statements for further information). Company management evaluates the EC&S segment’s performance, including the Zeolyst Joint Venture, on a proportionate consolidation basis. Accordingly, the revenues and expenses used to compute the EC&S segment’s adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) include the Zeolyst Joint Venture’s results of operations on a proportionate basis based on the Company’s 50% ownership level. Since the Company uses the equity method of accounting for the Zeolyst Joint Venture, these items are eliminated when reconciling to the Company’s consolidated results of operations.
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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Summarized financial information for the Company’s reportable segments and product groups is shown in the following table:

	Years ended December 31,
	2018	2017	2016
Sales:
Silica Catalysts	$72,099	$75,333	$53,029
Refining Services	455,562	398,342	373,718
Environmental Catalysts & Services(1)	527,661	473,675	426,747

Performance Chemicals	$717,335	$687,645	$437,523
Performance Materials	378,279	324,225	206,522
Eliminations	(11,798)	(10,021)	(5,094)
Performance Materials & Chemicals	1,083,816	1,001,849	638,951

Inter-segment sales eliminations(2)	(3,323)	(3,423)	(1,521)

Total	$1,608,154	$1,472,101	$1,064,177

Segment Adjusted EBITDA:(3)
Environmental Catalysts & Services(4)	$257,566	$243,587	$196,825
Performance Materials & Chemicals	243,357	240,128	158,679
Total Segment Adjusted EBITDA(5)	$500,923	$483,715	$355,504

(1)
Excludes the Company’s proportionate share of sales from the Zeolyst International and Zeolyst C.V. joint ventures (collectively, the “Zeolyst Joint Venture”) accounted for using the equity method (see Note 11 to these consolidated consolidated financial statements for further information). The proportionate share of sales is $156,687, $143,774 and $94,516 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

(4)
The Adjusted EBITDA from the Zeolyst Joint Venture included in the Environmental Catalysts and Services segment is $56,663 for the year ended December 31, 2018, which includes $42,854 of equity in net income plus $6,634 of amortization of investment in affiliate step-up plus $12,592 of joint venture depreciation, amortization and interest.

The Adjusted EBITDA from the Zeolyst Joint Venture included in the Environmental Catalysts and Services segment is $58,156 for the year ended December 31, 2017, which includes $46,252 of equity in net income plus $8,600 of amortization of investment in affiliate step-up plus $11,070 of joint venture depreciation, amortization and interest.
The Adjusted EBITDA from the Zeolyst Joint Venture included in the Environmental Catalysts and Services segment is $39,903 for the year ended December 31, 2016, which includes $3,313 of equity in net loss plus $36,296 of amortization of investment in affiliate step-up plus $6,920 of joint venture depreciation, amortization and interest.

(5)	Total Segment Adjusted EBITDA differs from the Company’s consolidated Adjusted EBITDA due to unallocated corporate expenses.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

A reconciliation of net income (loss) attributable to PQ Group Holdings to Segment Adjusted EBITDA is as follows:

	Years ended December 31,
	2018	2017	2016
Reconciliation of net income attributable to PQ Group Holdings Inc. to Segment Adjusted EBITDA
Net income (loss) attributable to PQ Group Holdings Inc.	$58,300	$57,603	$(79,746)
Provision for (benefit from) income taxes	28,995	(119,197)	10,041
Interest expense, net	113,723	179,044	140,315
Depreciation and amortization	185,234	177,140	128,288
Segment EBITDA	386,252	294,590	198,898
Unallocated corporate expenses	36,970	30,422	23,971
Joint venture depreciation, amortization and interest	12,592	11,070	6,920
Amortization of investment in affiliate step-up	6,634	8,600	36,296
Amortization of inventory step-up	1,603	871	29,086
Impairment of fixed assets, intangibles and goodwill	—	—	6,873
Debt extinguishment costs	7,751	61,886	13,782
Net loss on asset disposals	6,574	5,793	4,216
Foreign currency exchange loss (gain)	13,810	25,786	(3,558)
LIFO expense	8,366	3,708	1,310
Management advisory fees	—	3,777	3,583
Transaction and other related costs	893	7,425	4,664
Equity-based compensation	19,464	8,799	7,042
Restructuring, integration and business optimization expenses	14,019	13,174	16,258
Defined benefit pension plan cost	(796)	2,940	1,375
Gain on contract termination(1)	(20,612)	—	—
Other	7,403	4,874	4,788
Segment Adjusted EBITDA	$500,923	$483,715	$355,504

(1)
Includes the non-cash write-off of a long-term supply contract obligation (see Note 25), which was recorded as a reduction in other operating expense, net in the consolidated statement of operations for the year ended December 31, 2018.

The Company’s consolidated results include equity in net income from affiliated companies of $37,611 and $38,772 for the years ended December 31, 2018 and 2017, respectively, and equity in net loss from affiliated companies of $2,612 for the year ended December 31, 2016. This is primarily comprised of equity in net income of $42,854, $46,252 and $3,313 in the EC&S segment from the Zeolyst Joint Venture for the years ended December 31, 2018, 2017 and 2016, respectively. The remaining equity in net income (loss) for the Company is included in the PM&C segment, which is attributed to smaller investments and was not material. The Company’s equity in net income from affiliates was more than offset by $36,296 of amortization expense related to purchase accounting fair value adjustments associated with the Zeolyst Joint Venture for the year ended December 31, 2016 as a result of the Business Combination valuation.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Capital expenditures for the Company’s reportable segments are shown in the following table:

	Years ended December 31,
	2018	2017	2016
Capital expenditures:
Environmental Catalysts & Services(1)	$55,007	$53,145	$57,803
Performance Materials & Chemicals	75,476	84,783	71,293
Corporate(2)	1,205	2,554	(7,675)
Capital expenditures per the consolidated statements of cash flows	$131,688	$140,482	$121,421

(1)	Excludes the Company’s proportionate share of capital expenditures from the Zeolyst Joint Venture.

(2)	Includes corporate capital expenditures, the cash impact from changes in capital expenditures in accounts payable and capitalized interest.
Total assets by segment are not disclosed by the Company because the information is not prepared or used by the CODM to assess performance and to allocate resources.
Sales and long-lived assets by geographic area are presented in the following tables. Sales are attributed to countries based upon location of products shipped.

	Years ended December 31,
	2018	2017	2016
Sales(1):
United States	$963,722	$874,764	$705,348
Netherlands	127,803	118,567	79,821
United Kingdom	119,586	116,410	67,494
Other foreign countries	397,043	362,360	211,514
Total	$1,608,154	$1,472,101	$1,064,177

(1)	Except for the United States, no sales in an individual country exceeded 10% of the Company’s total sales.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2018	2017
Long-lived assets(1):
United States	$865,799	$891,861
Netherlands	52,461	52,882
United Kingdom	90,095	90,536
Other foreign countries	200,624	195,105
Total	$1,208,979	$1,230,384

(1)	Long-lived assets include property, plant and equipment, net.
14. Goodwill and Other Intangible Assets:
The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 is summarized as follows:

	Environmental Catalysts & Services	Performance Materials & Chemicals	Total
Balance as of December 31, 2016	$388,923	$852,506	$1,241,429
Goodwill recognized	—	37,584	37,584
Foreign exchange impact	2,410	24,533	26,943
Balance as of December 31, 2017	$391,333	$914,623	$1,305,956
Goodwill recognized	—	649	649
Goodwill adjustments(1)	—	(34,811)	(34,811)
Foreign exchange impact and other	(1,682)	(15,183)	(16,865)
Balance as of December 31, 2018	$389,651	$865,278	$1,254,929

(1)
Represents the measurement period adjustments on the net assets acquired as part of the Acquisition (see Note 8 to these consolidated financial statements for further information regarding the Acquisition).

The Company completed its annual goodwill impairment assessments as of October 1, 2018 and 2017. For the annual assessments, the Company bypassed the option to perform the qualitative assessment and proceeded directly to performing the first step of the two-step goodwill impairment test for each of its reporting units. For each of the October 1, 2018 and 2017 assessments, the Company identified four reporting units, two in each of its operating segments (EC&S and PM&C).
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
As of October 1, 2018 and 2017, the fair values of each of the Company’s reporting units exceeded their respective carrying values and therefore, the second step of the two-step goodwill impairment test was not required.
In addition to the annual goodwill impairment assessment, the Company also performed the annual impairment test over its other indefinite-lived intangible assets as of October 1, 2018 and 2017. The fair values of these intangible assets were in excess of their carrying amounts as of the respective testing dates, and as such, there was no impairment of the Company’s indefinite-lived intangible assets for the years ended December 31, 2018 and 2017.
As a result of the Company’s 2016 test, the Company determined that the trade names related to its performance chemicals reporting unit within the PM&C segment and its catalysts reporting unit within the EC&S segment were impaired as of October 1, 2016. The impaired intangibles related to those identified as part of the Business Combination. The fair value of the respective trade names was determined using the relief-from-royalty method based on the discounted cash flows used in the goodwill impairment test. Slower sales growth rates for both reporting units led to the recognition of the impairment charges. Based on the testing performed, the Company recorded non-cash impairment charges of $5,350 related to trade names within the performance chemicals reporting unit and $1,523 related to trade names within the catalysts reporting unit for the year ended December 31, 2016. The impairment charges are included in the other operating expense, net line item of the Company’s consolidated statement of operations.
Gross carrying amounts and accumulated amortization for intangible assets other than goodwill are as follows:

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Technical know-how	$211,067	$(32,112)	$178,955	$212,599	$(21,138)	$191,461
Customer relationships	361,150	(95,399)	265,751	366,021	(63,860)	302,161
Contracts	19,800	(13,139)	6,661	19,800	(9,205)	10,595
Trademarks	36,657	(6,451)	30,206	35,202	(3,911)	31,291
Permits	9,100	(7,432)	1,668	9,100	(5,612)	3,488
Total definite-lived intangible assets	637,774	(154,533)	483,241	642,722	(103,726)	538,996
Indefinite-lived trade names	157,813	—	157,813	158,059	—	158,059
Indefinite-lived trademarks	80,582	—	80,582	82,289	—	82,289
In-process research and development	6,800	—	6,800	6,800	—	6,800
Total intangible assets	$882,969	$(154,533)	$728,436	$889,870	$(103,726)	$786,144

The Company amortizes technical know-how over periods that range from eleven to twenty years, customer relationships over periods that range from seven to fifteen years, trademarks over an eleven to fifteen year period, contracts over periods that range from two to sixteen years, and permits over five years.
Amortization of intangibles included in cost of goods sold on the consolidated statements of operations was $17,569, $20,579 and $13,573 for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization of intangibles included in other operating expense, net on the consolidated statements of operations was $35,025, $32,010 and $25,263 for the years ended December 31, 2018, 2017 and 2016, respectively.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Estimated future aggregate amortization expense of intangible assets is as follows:

Year	Amount
2019	$50,652
2020	47,101
2021	46,159
2022	46,092
2023	42,175
Thereafter	251,062
Total estimated future aggregate amortization expense	$483,241

15. Accrued Liabilities:
The following table summarizes the components of accrued liabilities as follows:

	December 31,
	2018	2017
Compensation and bonus	$52,296	$49,988
Interest	21,933	15,936
Property tax	3,018	1,622
Environmental reserves (see Note 23)	4,693	5,790
Supply contract obligation (see Note 25)	—	1,638
Income taxes	2,123	1,166
Commissions and rebates	1,798	1,820
Pension, postretirement and supplemental retirement plans (see Note 20)	2,439	2,192
Other	11,709	13,765
	$100,009	$93,917

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

16. Long-term Debt:
The summary of long-term debt is as follows:

	December 31,
	2018	2017
Term Loan Facility (U.S. dollar denominated)	$—	$916,153
Term Loan Facility (Euro denominated)	—	335,808
New Term Loan Facility	1,157,498	—
6.75% Senior Secured Notes due 2022	625,000	625,000
5.75% Senior Unsecured Notes due 2025	300,000	300,000
ABL Facility	—	25,000
Other	65,925	68,318
Total debt	2,148,423	2,270,279
Original issue discount	(18,584)	(18,390)
Deferred financing costs	(15,882)	(21,403)
Total debt, net of original issue discount and deferred financing costs	2,113,957	2,230,486
Less: current portion	(7,237)	(45,166)
Total long-term debt, excluding current portion	$2,106,720	$2,185,320
Senior Secured Credit Facilities
Concurrent with the Business Combination, the Company entered into senior secured credit facilities (collectively, the “Senior Secured Credit Facilities”) comprised of a $1,200,000 term loan facility, which consisted of a $900,000 U.S. dollar-denominated tranche and a $300,000 Euro-denominated (or €265,000) tranche (the “Term Loan Facility”), and a $200,000 asset-based revolving credit facility (the “ABL Facility”). The Term Loan Facility was issued at 99.0% of the principal amount. Borrowings under the Term Loan Facility bore interest at a rate equal to the LIBOR rate (or EURIBOR rate, as applicable) or the base rate elected by the Company at the time of the borrowing plus a margin of 4.75% or 3.75%, respectively. Further, the LIBOR rate and base rate elected under the facilities were subject to a floor of 1.00% and 2.00%, respectively. The Term Loan Facility required minimum scheduled quarterly principal payments equal to 0.25% of the original principal amount of the term loans made on the closing date of the Business Combination. The Term Loan Facility had a maturity date of November 4, 2022. The existing PQ Holdings credit facilities were not legally assumed as part of the Business Combination, and the extinguishment of the debt was included as part of the consideration transferred for the Business Combination (see Note 7 to these consolidated financial statements for further information).
Concurrent with entering into the Senior Secured Credit Facilities, the Company recorded $4,747 of new creditor and third-party financing costs as debt extinguishment costs. In addition, previous unamortized deferred financing costs of $6,252 and original issue discount of $989 associated with the previously outstanding debt were written off as debt extinguishment costs.
On November 14, 2016 (the “First Amendment Closing Date”), the Company entered into the First Amendment Agreement to the Term Loan Facility (the “First Amendment”) pursuant to which the Company, among other things: (a) refinanced the existing $900,000 U.S. dollar-denominated tranche by issuing a U.S. dollar-denominated replacement term loan in the amount of $927,750 and (b) refinanced the existing €265,000 (or $300,000) Euro-denominated tranche by issuing a Euro-denominated replacement term loan in the amount of €283,338. Included in the U.S. dollar-denominated replacement term loan was an additional $30,000 principal amount of borrowings. Included in the Euro-denominated replacement term loan was an additional €19,000 principal amount of borrowings. The borrowings under the First Amendment bore interest at a rate equal to the LIBOR rate plus a margin of 4.25% for U.S. dollar-denominated LIBOR Rate loans, the EURIBOR rate plus a margin of 4.00% for Euro-denominated LIBOR Rate loans, or the base rate plus a margin of 3.25% for base rate loans elected by the Company at the time of borrowing. These new replacement term loans had substantially the same terms under the original Term Loan Facility subject to the amendments contained in the First Amendment.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Concurrent with the First Amendment, the Company recorded $474 of new creditor and third-party financing costs as debt extinguishment costs. In addition, previous unamortized deferred financing costs of $564 and original issue discount of $756 associated with the previously outstanding debt were written off as debt extinguishment costs.
On August 7, 2017, the Company entered into the Second Amendment Agreement to the Term Loan Facility (the “Second Amendment”) and re-priced the then existing $927,750 U.S. dollar-denominated tranche and the then existing €283,338 Euro-denominated tranche of its term loans to reduce the applicable interest rates. The terms of the facilities were substantially consistent following the re-pricing, except that borrowings under the term loans bore interest at a rate equal to the LIBOR rate plus a margin of 3.25% with respect to U.S. dollar-denominated LIBOR rate loans and the EURIBOR rate plus a margin of 3.25% with respect to Euro-denominated EURIBOR rate loans. In addition, the LIBOR rate elected under the facilities was subject to a floor of 0% and the EURIBOR rate elected under the facilities was subject to a floor of 0.75%.
Concurrent with the Second Amendment, the Company recorded $199 of new creditor and third-party financing costs as debt extinguishment costs. In addition, previous unamortized deferred financing costs of $105 and original issue discount of $162 associated with the previously outstanding debt were written off as debt extinguishment costs.
On February 8, 2018 (the “Third Amendment Closing Date”), PQ Corporation (the “Borrower”), an indirect, wholly owned subsidiary of the Company, refinanced its existing U.S. Dollar and Euro denominated senior secured term loan facilities with a new $1,267,000 senior secured term loan facility (the “New Term Loan Facility”) by entering into the Third Amendment Agreement to the Term Loan Facility (the “Third Amendment”), which amended and restated the Term Loan Credit Agreement dated as of May 4, 2016, among the Borrower, CPQ Midco I Corporation, Credit Suisse AG, Cayman Island Branch, as administrative agent and collateral agent, and the lenders and the other parties party thereto from time to time (as amended prior to the Third Amendment, the “Existing Credit Agreement” and as amended and restated by the Amendment, the “New Credit Agreement”).
The New Term Loan Facility bears interest at a floating rate of LIBOR plus 2.50% per annum and matures in February 2025, effectively lowering the interest rate margins compared to the refinanced term loan facilities, eliminating the interest rate floor that existed on the Euro-denominated tranche prior to refinancing, and extending the maturity of its senior secured term loan facility. The New Term Loan Facility requires scheduled quarterly amortization payments, each equal to 0.25% of the original principal amount of the loans under the New Term Loan Facility. Concurrent with the Third Amendment, the Company recorded $2,124 of new creditor and third-party financing costs as debt extinguishment costs. In addition, previous unamortized deferred financing costs of $1,403 and original issue discount of $2,352 associated with the previously outstanding debt were written off as debt extinguishment costs.
On the Third Amendment Closing Date, the Company also entered into multiple cross currency swap arrangements to hedge foreign currency risk. The swaps are designed to enable the Company to effectively convert a portion of its fixed-rate U.S. dollar denominated debt obligations into approximately €280,000 equivalent ($320,404 as of December 31, 2018). The swaps are expected to mature in February 2023.
The Company may at any time or from time to time voluntarily prepay loans under the New Term Loan Facility in whole or in part without premium or penalty.
The New Term Loan Facility requires mandatory prepayments from (i) 50% of “Excess Cash Flow” (as defined in the New Credit Agreement) on an annual basis with step downs to lower percentages based on the Borrower’s leverage ratio, if applicable, (ii) net cash proceeds from the issuance or incurrence of certain indebtedness and (iii) net cash proceeds received from certain non-ordinary course disposition of assets and casualty events to the extent such net cash proceeds were not reinvested in the Company’s business within a certain specified time period. Prepayments are applied to remaining amortization installments in direct order of maturity. The remaining principal balance of the term loans are due upon maturity.
In addition, the New Credit Agreement contains customary affirmative and negative covenants and events of default, all of which are substantially the same as under the Existing Credit Agreement.
The Borrower and certain Canadian and European subsidiaries of the Borrower also have a $200,000 asset-based revolving credit facility (the “ABL Facility”) which provides for $150,000 in U.S. available borrowings, up to $10,000 in Canadian available borrowings and up to $40,000 of European available borrowings. Borrowings under the ABL Facility bear interest at a rate equal to the LIBOR rate or the base rate elected by the Company at the time of the borrowing plus a

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

margin of between 1.50%-2.00% or 0.50%-1.00%, respectively, depending on availability under the ABL Facility. In addition, there is an annual commitment fee equal to 0.375%, with a step-down to 0.25% based on the average usage of the revolving credit borrowings available. As of December 31, 2018, there were no revolving credit borrowings under the ABL Facility. Revolving credit borrowings are payable at the option of the Company throughout the term of the ABL Facility with the balance due May 4, 2021.
The Company has the ability to request letters of credit under the ABL Facility. The Company had $19,796 of letters of credit outstanding as of December 31, 2018, which reduce available borrowings under the ABL Facility by such amounts.
The New Term Loan Facility is guaranteed by CPQ Midco I Corporation, a subsidiary of the Company and the direct parent of the Borrower (“Holdings”) and substantially all of the Borrower’s wholly owned U.S. subsidiaries. The obligations under the New Term Facility are secured (i) by a first-priority security interest in, among other things, a pledge substantially all of the Borrower’s and the guarantors’ assets (other than collateral securing the ABL Facility on a first-priority basis) and (ii) by a second-priority security interest in receivables, inventory, deposit accounts and other collateral of the Borrower and the U.S. subsidiary guarantors securing the ABL Facility. The liens securing the Term Loan Facility and the guarantees are pari passu with the liens securing the Senior Secured Notes subject to the pari passu intercreditor agreement.
The obligations of the Borrower under the ABL Facility are guaranteed by Holdings and the same U.S. subsidiary guarantors that guarantee the New Term Loan Facility, the obligations of the Canadian Borrowers under the ABL Facility are guaranteed by certain other Canadian subsidiaries of the Borrower and the obligations of the European Borrowers under the ABL Facility are guaranteed by certain other European subsidiaries of the Borrower. The obligations of the borrowers and guarantors under the ABL Facility are secured (i) by a first-priority security interest in, among other things, substantially all of their receivables, inventory, deposit accounts and other collateral securing the ABL Facility on a first-priority basis and (ii) by a second-priority security interest in the property and assets of Holdings, the Borrower and the U.S. subsidiary guarantors that secure the Term Loan Facility. In addition, the ABL Facility is secured by the equity interests in, and substantially all of the assets of, certain foreign guarantors in connection with the Canadian dollar-denominated and Euro-denominated availability.
The Term Loan Facility and the ABL Facility contain various non-financial restrictive covenants. Each limits the ability of PQ Corporation and its restricted subsidiaries to incur certain indebtedness or liens, merge, consolidate or liquidate, dispose of certain property, make investments or declare or pay dividends, make optional payments, modify certain debt instruments, enter into certain transactions with affiliates, enter into certain sales and leasebacks, and certain other non-financial restrictive covenants. The ABL Facility also contains one financial covenant which applies when minimum availability under the ABL Facility exceeds a certain threshold. During such time, the Company is required to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0. The Company is in compliance with all debt covenants as of December 31, 2018 and 2017, respectively.
In September 2018, the Company prepaid $45,000 of outstanding principal balance on the New Term Loan Facility. The Company wrote off $258 of previously unamortized deferred financing costs and original issue discount of $606 as debt extinguishment costs. In December 2018, the Company prepaid $55,000 of outstanding principal balance on the New Term Loan Facility. The Company wrote off $301 of previously unamortized deferred financing costs and original issue discount of $707 as debt extinguishment costs. The prepayments were applied against the remaining scheduled installments of principal due in respect of the loans under the New Term Loan Facility in direct order of maturity.
6.75% Senior Secured Notes due 2022
Concurrent with the Business Combination, the Borrower issued $625,000 of 6.750% Senior Secured Notes due November 2022 (the “6.75% Senior Secured Notes”) in transactions exempt from or not subject to registration under the Securities Act pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The 6.75% Senior Secured Notes are guaranteed by guaranteed by PQ Holdings Inc. and by the U.S. subsidiary guarantors that guarantee the New Term Loan Facility and are secured by liens on the assets of the Borrower and the U.S. subsidiary guarantors on a pari passu with the liens securing the New Term Loan Facility subject to the pari passu intercreditor agreement. The guarantee by PQ Holdings Inc. is unsecured. The indenture relating to the 6.75% Senior Secured Notes contains various limitations on the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, pay dividends or repay certain debt, make loans and investments, sell assets, create liens, enter into transactions with affiliates, enter into agreements restricting the Borrower’s subsidiaries ability to pay dividends, and merge and consolidate with other companies, among other things. Interest on the

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

6.75% Senior Secured Notes is payable on May 15 and November 15 of each year, commencing November 15, 2016. No principal payments are required with respect to the 6.75% Senior Secured Notes prior to their final maturity. The 6.75% Senior Secured Notes mature on November 15, 2022.
If any Event of Default (other than a default relating to certain events of bankruptcy or insolvency of PQ Corporation or certain of its subsidiaries) occurs and is continuing under the Indenture, the Trustee or the Holders of at least 30% in principal amount of the then total outstanding notes by notice to the Company may declare the principal, premium, if any, interest and any other monetary obligations on all the then outstanding notes to be due and payable immediately. If an event of default arising from certain events of bankruptcy or insolvency of the Company occurs, the principal of, premium, if any, and interest on all the 6.75% Senior Secured Notes shall become immediately due and payable without any declaration or other act on the part of the trustee or any holders.
The 6.75% Senior Secured Notes are redeemable, in whole or in part, at the redemption prices (expressed as percentages of principal amount of the 6.75% Senior Secured Notes to be redeemed) set forth below, plus accrued and unpaid interest, if any, to, but not including, the redemption date, if redeemed on or after any of the dates below until the subsequent date below:

Year	Percentage
May 15, 2019	103.375%
May 15, 2020	101.688%
May 15, 2021 and thereafter	100.000%
Upon the occurrence of a change of control, as defined, each holder will have the right to require the Company to purchase all or any part of such holder’s 6.75% Senior Secured Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest.
Senior Unsecured Notes - Redeemed in 2017
Concurrent with the Business Combination, the Borrower issued $525,000 aggregate principal amount of floating rate Senior Unsecured Notes due 2022 (the “Senior Unsecured Notes”) in a concurrent private placement exempt from the registration requirements of the Securities Act. The notes were issued at 98.0% of the principal amount. The Senior Unsecured Notes were to mature on May 1, 2022.
In conjunction with the Company’s IPO, on October 3, 2017, the Borrower redeemed $446,208 in aggregate principal of the $525,000 of its Senior Unsecured Notes using the proceeds from the IPO. Following the redemption, $78,792 aggregate principal amount of the Senior Unsecured Notes remained outstanding. The Borrower paid a redemption premium of $32,284, which was recorded as debt extinguishment costs. In addition, previous unamortized deferred financing costs of $696 and original issue discount of $7,555 associated with the previously outstanding debt were written off as debt extinguishment costs.
On December 11, 2017, the Borrower redeemed the remaining $78,792 aggregate principal amount of the Senior Unsecured Notes with the proceeds from its issuance of the 5.75% Senior Unsecured Notes due 2025. The Borrower paid a redemption premium of $7,091, of which $6,043 was recorded as debt extinguishment costs. In addition, unamortized deferred financing costs of $108 and original issue discount of $1,176 associated with the previously outstanding debt were written off as debt extinguishment costs. Refer to the 5.75% Senior Unsecured Notes due 2025 section of this note for further information.
8.50% Senior Notes due 2022 - Redeemed in 2017
In December 2014, Eco Services issued $200,000 aggregate principal amount of 8.50% senior notes due 2022 (the “2022 Notes”) under an indenture dated October 24, 2014. The 2022 Notes were issued in a private transaction exempt from the registration requirements of the Securities Act. Pursuant to the indenture governing the 2022 Notes, PQ Group Holdings assumed the obligations of Eco Services under the 2022 Notes following the Business Combination. The 2022 Notes were to mature on November 1, 2022 and were issued at 100% of the principal amount. On December 11, 2017, the Borrower redeemed the $200,000 aggregate principal amount of the 2022 Notes with the proceeds from its issuance of the 5.75% Senior Unsecured Notes due 2025. The Borrower paid a redemption premium of $8,500, of which $7,996 was

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

recorded as debt extinguishment costs. In addition, unamortized deferred financing costs of $5,207 associated with the previously outstanding debt were written off as debt extinguishment costs. Refer to the 5.75% Senior Unsecured Notes due 2025 section of this note for further information.
5.75% Senior Unsecured Notes due 2025
On December 11, 2017, the Borrower issued $300,000 aggregate principal amount of floating rate Senior Unsecured Notes due 2025 (the “5.75% Senior Unsecured Notes”) in a private placement exempt from the registration requirements of the Securities Act. The 5.75% Senior Unsecured Notes mature on December 15, 2025. Interest on the 5.75% Senior Unsecured Notes is to be paid semi-annually on February 15 and August 15, commencing August 15, 2018, at an annual rate of 5.75%. The indenture relating to the 5.75% Senior Unsecured Notes contained various limitations on the Borrower’s and its restricted subsidiaries’ ability to incur additional indebtedness, pay dividends or repay certain debt, make loans and investments, sell assets, create liens, enter into transactions with affiliates, enter into agreements restricting the Borrower’s subsidiaries ability to pay dividends, and merge and consolidate with other companies, among other things. No principal payments are required with respect to the Senior Secured Notes prior to their final maturity.
The obligations of the Borrower under the 5.75% Senior Unsecured Notes and the related indenture are guaranteed by its U.S. subsidiary guarantors that guarantee the New Term Loan Facility. The obligations of the Company under the 5.75% Senior Unsecured Notes and the indenture are unsecured.
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
At any time prior to December 15, 2020, the Borrower may, at its option and on one more occasions, redeem (a) up to 40% of the aggregate principal amount of the 5.75% Senior Unsecured Notes with the cash proceeds from certain equity offerings at a redemption price equal to the sum of 105.75% of the aggregate principal amount thereof plus accrued and unpaid interest thereon, and (b) all or part of the 5.75% Senior Unsecured Notes at 100.00% of the aggregate principal amount redeemed plus accrued and unpaid interest thereon and a make-whole premium (the “Applicable Premium”). The Applicable Premium is equal to the greater of: (a) 1% of the principal amount of notes redeemed, or (b) the excess, if any, of:
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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Other Debt
New Markets Tax Credit Financing
On October 24, 2013, PQ Holdings’ (and now the Company’s) subsidiary Potters Industries, LLC (“Potters”) entered into a NMTC financing arrangement with JPMorgan Chase Bank N.A. and several of its affiliates (“Chase”) and TX CDE V LLC, an affiliate of Texas LIC Development Company LLC d/b/a Texas Community Development Capital (“TX CDE”) to fund the expansion of Potters’ manufacturing facility in Paris, Texas (the “2013 NMTC Agreement”). The NMTC program, which is administered by the United States Treasury Department, requires certain balance sheet commitments. The 2013 NMTC Agreement will provide the Company with certain monetary benefits as an offset to specifically identified capital expenditures. The 2013 NMTC Agreement requires that certain commitments and covenants be maintained over a period of seven years in order to legally recognize the benefit. Chase agreed to contribute $6,634 and an additional $15,632 in funds lent to Chase by Potters Holdings II, L.P. to TX CDE. TX CDE, in turn, lent $21,000 in the form of $5,368 and $15,632 of notes to Potters, which used the proceeds to finance the expansion of Potters’ manufacturing facility in Paris, Texas. The capital expenditures associated with the 2013 NMTC Agreement were completed in 2014. The $21,000 of debt related to the 2013 NMTC was assumed as part of the Business Combination and was outstanding as of December 31, 2018.
On May 17, 2016, Potters entered into a NMTC financing arrangement with U.S. Bank N.A. and several of its affiliates (“USB”) and MRC XX LLC, an affiliate of Midwest Renewable Capital, LLC (“MRC”), to fund the expansion of Potters’ manufacturing facility in Augusta, Georgia (the “May 2016 NMTC Agreement”). The May 2016 NMTC Agreement provides the Company with certain monetary benefits as an offset to specifically identified capital expenditures. The May 2016 NMTC Agreement requires that certain commitments and covenants be maintained over a period of seven years in order to legally recognize the benefit. USB agreed to contribute $3,732 and an additional $7,822 in funds lent to USB by Potters Holdings II, L.P. to MRC. MRC, in turn, lent $11,000 in the form of $7,823, $1,311 and $1,866 of notes to Potters, which used the proceeds to finance the expansion of Potters’ manufacturing facility in Augusta, Georgia. The $11,000 was outstanding as of December 31, 2018. The capital expenditures associated with the May 2016 NMTC Agreement were completed in 2017.
On December 29, 2016, Potters entered into a second NMTC financing arrangement with USB and MRC whereby USB agreed to contribute $3,815 and an additional $7,775 in funds lent to USB by Potters Holdings II, L.P. to MRC. MRC, in turn, lent $11,000 in the form of $7,775, $1,402 and $1,823 of notes to Potters, which will use the proceeds as working capital for another expansion of Potters’ manufacturing facility in Paris, Texas (the “December 2016 NMTC Agreement”). The $11,000 was outstanding as of December 31, 2018. Potters expended the proceeds of the notes as working capital in 2017.
On June 22, 2017, Potters, entered into a NMTC financing arrangement with U.S. Bank N.A. (“USB”), one of USB’s affiliates (“USB Investment Fund”) and Business Conduit No. 28, LLC, an affiliate of Community Reinvestment Fund, Inc. (“CRF”). USB contributed $3,054 to USB Investment Fund, and Potters Leveraged Lender LLC, an indirect subsidiary of the Company, lent USB Investment Fund $6,221. USB Investment Fund then contributed $9,000 to CRF, which in turn lent $8,820 to Potters pursuant to a credit agreement (the “June 2017 NMTC Agreement”). Potters used the $8,820 in proceeds to acquire equipment for the expansion of Potters’ manufacturing facility in Paris, Texas. The June 2017 NMTC Agreement provides the Company with certain monetary benefits as an offset to specifically identified capital expenditures. The June 2017 NMTC Agreement requires that certain commitments and covenants are maintained over a period of seven years in order to legally recognize the benefit. The $8,820 was outstanding as of December 31, 2018. The capital expenditures associated with the June 2017 NMTC Agreement were completed in 2018.
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

Sovitec Credit Line
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
As of December 31, 2018, the interest rate on the credit agreements are as follows: Tranche A, 1.10%, Tranche B, 1.85%, Working Capital, 0.90% and CAPEX 1.25%. As of December 31, 2018, the following principal balances are outstanding on each debt instrument: Tranche A, $5,148, Tranche B, $3,433, Working Capital, $1,945 and CAPEX $1,144.
Loans and guarantees under the credit agreement are secured by (1) a first priority security interest on the Sovitec properties located Fleurus, Belgium and Florange, France and (2) 100% of the nominative shares in Sovitec’s wholly owned parent company, Sovitec International B.V. The credit agreement contains various non-financial and financial covenants. Each limits the ability of Sovitec and its restricted subsidiaries to incur certain indebtedness or liens, merge, consolidated or liquidate, dispose of certain property, make investments or declare or pay dividends. The credit agreement also contains one financial covenant which requires maintaining a maximum net debt/EBITDA ratio of 3:1 during the first three years of the agreement and afterwards a maximum 2.5:1 ratio. The Company is in compliance with all debt covenants as of December 31, 2018.
Notes Payable
The Company also has several note payable agreements denominated in Japanese Yen which enables the Company to borrow up to a total of 260,000 Japanese Yen, or $2,358. Borrowings bear interest at either TIBOR (“Tokyo Interbank Offered Rate”) plus a margin or the short-term prime rate. The terms of the agreements vary and are renewable upon expiration of the term with the balances due in 2019. Borrowings under the agreement are payable at the option of the Company throughout the term of the agreements. Borrowings outstanding under these agreements were $2,358 and $2,306 as of December 31, 2018 and 2017, respectively.
Certain of the Company’s foreign subsidiaries maintain other note payable agreements. These agreements are not further described as they are not significant to the consolidated financial statements.
Fair Value of Debt
The fair value of a financial instrument is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of December 31, 2018 and 2017, the fair value of the senior secured term loans and senior secured and unsecured notes was $2,010,023 and $2,236,280, respectively. The fair value is classified as Level 2 based upon the fair value hierarchy (see Note 5 to these consolidated financial statements for further information on fair value measurements).

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Aggregate Long-term Debt Maturities
The aggregate long-term debt maturities are:

Year	Amount
2019	$7,237
2020	1,718
2021	1,717
2022	628,433
2023	3,689
Thereafter	1,505,629
$2,148,423

17. Other Long-term Liabilities:
The following table summarizes the components of other long-term liabilities as follows:

	December 31,
	2018	2017
Pension benefits	$75,430	$69,914
Supply contract (see Note 25)	—	20,612
Other postretirement benefits	3,233	4,051
Supplemental retirement plans	10,763	11,667
Reserve for uncertain tax positions	3,176	4,244
Asset retirement obligation	4,224	4,094
Other	7,999	5,889
	$104,825	$120,471

18. Financial Instruments:
The Company uses (1) interest rate related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments (2) commodity derivatives to manage its exposure to commodity price fluctuations, and (3) foreign currency related derivative instruments to manage its foreign currency exposure to its net investments in certain foreign operations. The Company does not speculate using derivative instruments.
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
Use of Derivative Financial Instruments to Manage Commodity Price Risk. The Company is exposed to risks in energy costs due to fluctuations in energy prices, particularly natural gas. The Company has a hedging program in the United States

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

which allows the Company to mitigate exposure to natural gas volatility with natural gas swap agreements. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices of comparable contracts. The respective current and non-current liabilities are recorded in accrued liabilities and other long-term liabilities and the respective current and non-current assets are recorded in prepaid and other current assets and other long-term assets, as applicable, in the Company’s consolidated balance sheet. As the derivatives are designated and qualify as cash-flow hedges, the gains or losses on the natural gas swaps are recorded in stockholders’ equity as a component of other comprehensive income (loss) (“OCI”), net of tax. Reclassifications of the gains and losses on natural gas hedges into earnings are included in production cost and subsequently charged to cost of goods sold in the consolidated statements of operations in the period in which the associated inventory is sold. As of December 31, 2018, the Company’s natural gas swaps had a remaining notional quantity of 3.9 million MMBTU to mitigate commodity price volatility through December 2021.
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
In July 2016, the Company entered into interest rate cap agreements, paying a premium of $1,551 to mitigate interest rate volatility from July 2016 through July 2020 by employing varying cap rates, ranging from 1.50% to 3.00% on $1,000,000 of notional variable-rate debt. The cap rate in effect at December 31, 2018 was 2.50%. In November 2018, the Company entered into additional interest rate cap agreements to mitigate interest rate volatility from July 2020 through July 2022, with a cap rate of 3.50% on $500,000 of notional variable-rate debt.
Use of Derivative Financial Instruments to Manage Foreign Currency Risk. The Company is exposed to risks related to its net investments in foreign operations due to fluctuations in foreign currency exchange rates, particularly between the United States dollar and the Euro. In connection with the February 2018 term loan refinancing (see Note 16 to these consolidated financial statements), the Company entered into multiple cross currency interest rate swap arrangements with an aggregate notional amount of €280,000 ($320,404 as of December 31, 2018) to hedge this exposure on the net investments of certain of its Euro-denominated subsidiaries. The Company records these swap agreements at fair value as assets or liabilities in its consolidated balance sheet. As the derivatives are designated and qualify as net investment hedges, changes in the fair value of the swaps attributable to changes in the spot exchange rates are recognized in cumulative translation adjustment (“CTA”) within OCI and are held there until the hedged net investments are sold or substantially liquidated. Changes in the fair value of the swaps attributable to the cross currency basis spread are excluded from the assessment of hedge effectiveness and are recorded in current period earnings. Upon such sale or liquidation, the amount recognized in CTA is reclassified to earnings and reported in the same line item as the gain or loss on the liquidation of the net investments.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The fair values of derivative instruments held as of December 31, 2018 and 2017 are shown below:

		December 31,
	Balance sheet location	2018	2017
Derivative assets:
Derivatives designated as cash flow hedges:
Natural gas swaps	Prepaid and other current assets	$21	$—
Interest rate caps	Prepaid and other current assets	1,358	44
Interest rate caps	Other long-term assets	546	999
		1,925	1,043
Derivatives designed as net investment hedges:
Cross currency swaps	Prepaid and other current assets	5,499	—
Cross currency swaps	Other long-term assets	13,344	—
		18,843	—
Total derivative assets		$20,768	$1,043

Derivative liabilities:
Derivatives designated as cash flow hedges:
Natural gas swaps	Accrued liabilities	$36	$318
Natural gas swaps	Other long-term liabilities	148	130
Interest rate caps	Other long-term liabilities	1,842	—
Total derivative liabilities		$2,026	$448

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table shows the effect of the Company’s derivative instruments designated as hedges on accumulated other comprehensive income (loss) (“AOCI”) and the statements of operations for the years ended December 31, 2018, 2017 and 2016:

		Years ended December 31,
		2018		2017		2016
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$(981)	$(256)	$(4,760)	$(40)	$4,250	$—
Natural gas swaps	Cost of goods sold	$637	$353	$(1,300)	$(222)	$(802)	$(1,433)
		$(344)	$97	$(6,060)	$(262)	$3,448	$(1,433)

The following table shows the effect of the Company’s cash flow hedge accounting on the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016:

	Location and amount of gain (loss) recognized in income on cash flow hedging relationships
	Years ended December 31,
	2018		2017		2016
	Cost of goods sold	Interest (expense) income	Cost of goods sold	Interest (expense) income	Cost of goods sold	Interest (expense) income
Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$(1,226,520)	$(113,723)	$(1,095,265)	$(179,044)	$(810,085)	$(140,315)

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	—	(256)	—	(40)	—	—
Commodity contracts:
Amount of gain (loss) reclassified from AOCI into income	353	—	(222)	—	(1,433)	—

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table shows the effect of the Company’s net investment hedges on AOCI and the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016:

	Amount of gain (loss) recognized in OCI on derivative			Location of (gain) loss reclassified from AOCI into income	Amount of (gain) loss reclassified from AOCI into income			Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	Years ended December 31,				Years ended December 31,				Years ended December 31,
	2018	2017	2016		2018	2017	2016		2018	2017	2016
Cross currency swaps	$18,843	$—	$—	(Gain) loss on sale of subsidiary	$—	$—	$—	Interest (expense) income	$7,898	$—	$—
Amounts of unrealized losses in AOCI that are expected to be reclassified to the consolidated statement of operations over the next twelve months are $640 as of December 31, 2018.
19. Income Taxes:
The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017 and certain provisions became effective January 1, 2018. The TCJA imposed significant changes to U.S. tax law, such as lowering U.S. corporate income tax rates, implementing a territorial tax system and levying a one-time transition tax on deemed repatriated earnings of foreign subsidiaries.
In response to the TCJA, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant did not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. As amounts were refined, SAB 118 allowed registrants to record provisional adjustments during a measurement period that extended beyond one year of the TCJA enactment date. In accordance with SAB 118, the Company has finalized the impacts of the transition tax as of December 31, 2018 and has recorded a measurement period adjustment of $2,102 as a benefit to tax expense. There was no cash tax outlay associated with the final transition tax amount, as the Company elected to utilize NOL carryforwards to offset the associated taxable income.
The TCJA also established other new provisions that became effective in 2018. These include, but are not limited to, (1) a new provision designed to tax low-taxed income of foreign subsidiaries (i.e., “GILTI”), which allows for the possibility of using foreign tax credits ("FTCs") and a deduction of up to 50% to offset any resulting income tax liability (subject to some limitations); (2) limitations on the deductibility of certain executive compensation (“162(m)”); (3) limitations on the deductibility of interest expense (“163(j)”); and (4) limitations on the use of FTCs to reduce the U.S. income tax liability. While many of these provisions are expected to have an impact on the Company’s tax expense and deferred taxes for the year ended December 31, 2018 and future periods, the Company expects the GILTI provisions and 163(j) to have the most significant impact. While significant additional guidance regarding U.S. tax reform has been put forth during the year ended December 31, 2018, at this time the overall impact of the TCJA on the Company’s future income tax provision continues to remain uncertain.
With respect to GILTI, the Company has experienced significant impact to tax expense for the year ended December 31, 2018 because of its substantial U.S. NOL balance and being unable to avail itself of both U.S. foreign tax credits and the GILTI special deduction (“Section 250 Deduction”). The December 31, 2018 impact to tax expense with respect to GILTI is $15,444. Based on FASB guidance, the Company is permitted to make an accounting policy election to either (1) treat the taxes incurred as a result of the GILTI provision as a current-period expense when incurred or (2) factor such amounts into its measurement of deferred taxes. The Company has elected to treat any expense incurred as a current-period expense.
With respect to 163(j), the Company has experienced a significant disallowance with respect to its current year interest expense. The Company’s 163(j) interest disallowance is $57,705 for the year ended December 31, 2018. This disallowance has no impact to overall tax expense, given that any disallowed interest deductions are permitted to be carried forward

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

indefinitely and, as such, are set up as deferred tax assets. The Company has evaluated the realizability of this deferred tax asset, and believes it is more-likely-than-not that it will be realized, using reversal of existing taxable temporary differences.
Income (loss) before income taxes and noncontrolling interest within or outside the United States are shown below:

	Years ended December 31,
	2018	2017	2016
Domestic	$3,935	$(137,147)	$(84,094)
Foreign	84,681	76,513	14,977
Total	$88,616	$(60,634)	$(69,117)

The provision (benefit) for income taxes as shown in the accompanying consolidated statements of operations consists of the following:

	Years ended December 31,
	2018	2017	2016
Current:
Federal	$—	$—	$—
State	2,470	806	91
Foreign	23,080	20,209	10,088
	25,550	21,015	10,179

Deferred:
Federal	12,854	(135,970)	8,654
State	(784)	(1,817)	292
Foreign	(8,625)	(2,425)	(9,084)
	3,445	(140,212)	(138)

Provision (benefit) for income taxes	$28,995	$(119,197)	$10,041

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

A reconciliation of income tax expense (benefit) at the U.S. federal statutory income tax rate to actual income tax expense is as follows:

	Years ended December 31,
	2018	2017	2016
Tax at statutory rate	$18,610	$(21,222)	$(24,191)
State income taxes, net of federal income tax benefit	1,203	(7,754)	(4,110)
Repatriation of non-US earnings	14,187	(24,912)	4,576
Change in tax status-Eco Services-Passthrough to C-Corporation	—	—	33,891
Changes in uncertain tax positions	(996)	974	(2,383)
Change in valuation allowances	5,075	6,771	2,577
Rate changes	(4,016)	(63,319)	—
Change in state effective rates	691	(340)	(290)
Foreign withholding taxes	1,828	978	1,505
Foreign tax rate differential	2,191	(13,634)	(3,040)
Non-deductible transaction costs	84	1,679	667
Permanent difference created by foreign exchange gain or loss	(7,550)	3,503	1,686
Research and development tax credits	(1,173)	—	—
Other, net	(1,139)	(1,921)	(847)
Provision (benefit) for income taxes	$28,995	$(119,197)	$10,041

The total tax provision (benefit) of $28,995, $(119,197) and $10,041 for the years ended December 31, 2018, 2017 and 2016, respectively, on the Company’s consolidated pre-tax income (loss) for the period differs from the U.S. statutory tax rate of 21%. This difference is principally due to the impacts of U.S. tax reform (including GILTI), the effect of permanent differences related to foreign currency exchange gain or loss, foreign income tax in jurisdictions with statutory rates different than the U.S. rate, state taxes, non-deductible transaction costs, foreign withholding taxes, changes in valuation allowance, and changes in uncertain tax positions.
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
Deferred incomes taxes reflect the net tax effects of temporary differences between the financial statement carrying amounts of assets and liabilities and the amounts recognized for income tax purposes. U.S. GAAP requires that deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse in the future. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21%, the Company was required to remeasure existing deferred tax balances using the new U.S. statutory tax rate in 2017.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$116,607	$144,267
Section 163j interest disallowance carryforward	13,387	—
Pension	16,397	16,255
Post retirement health	1,385	561
Transaction costs	708	1,183
Natural gas contracts and interest rate swaps	335	225
Unrealized translation losses	3,737	5,065
US research and development credits	1,173	—
Other	38,855	38,290
Valuation allowance	(48,711)	(64,945)
	$143,873	$140,901

Deferred tax liabilities:
Depreciation	$(92,911)	$(86,532)
Undistributed earnings of non-US subsidiaries	(6,648)	(8,334)
Inventory	(10,432)	(11,324)
Intangible assets	(174,327)	(184,937)
Cross currency swaps	(4,654)	—
Other	(32,230)	(36,810)
	$(321,202)	$(327,937)

Net deferred tax liabilities	$(177,329)	$(187,036)

Included in the 2018 and 2017 deferred tax asset and liability amounts for depreciation, intangible assets, inventory, natural gas contracts, unrealized transaction losses, and other above is $45,251 and $45,873, respectively, of a net deferred tax liability related to the Company’s investment in Potters, which is a partnership for federal income tax purposes. The Company and one of its subsidiaries own in aggregate 100% of Potters and the assets and liabilities of Potters are included in the consolidated financial statements of the Company.
The $177,329 in net deferred tax liabilities as of December 31, 2018 consists of $18,795 in non-current deferred tax assets and $196,124 in net non-current deferred tax liabilities. The $187,036 in net deferred tax liabilities as of December 31, 2017 consists of $2,300 in non-current deferred tax assets and $189,336 in net non-current deferred tax liabilities.
The change in net deferred tax liabilities for the years ended December 31, 2018 and 2017 was primarily related to the decrease in deferred tax liabilities resulting from the revaluing of domestic deferred tax amounts, pursuant to U.S. tax reform lowering the statutory tax rate, establishing a deferred tax asset with respect to 163(j), as well as the change in book amortization of intangibles with no corresponding tax basis and movement in valuation allowances with respect to acquired Sovitec entities.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following are changes in the deferred tax valuation allowance during the years ended December 31, 2018 and 2017:

	Years ended December 31,
	2018	2017
Beginning Balance	$64,945	$38,271
Additions	5,314	34,863
Reductions	(21,548)	(8,189)
Ending Balance	$48,711	$64,945

Included in the additions line above is $20,753 related to fair value adjustments recorded to goodwill as part of the initial Acquisition purchase accounting analysis for the year ended December 31, 2017. Included in the reductions line above is $20,038 related to fair value adjustments recorded to goodwill as part of the finalization of the Acquisition purchase accounting for the year ended December 31, 2018.
The net change in the total valuation allowance was a decrease of $16,234 in 2018. The valuation allowance at December 31, 2018 was primarily related to foreign and state net operating loss carryforwards and tax credits that, in the judgment of management, are not more likely than not to be realized. In assessing the ability to realize deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies that are prudent in making this assessment. In order to fully realize deferred tax assets, the Company will need to generate future taxable income prior to the expiration of the net operating loss and credit carryforwards. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
Management considered certain earnings in non-U.S. subsidiaries to be available for repatriation in the future. The tax cost associated with non-U.S. subsidiary earnings and distributions for the year ended December 31, 2018 has been recorded as tax expense for the period. In this regard the Company expects to deduct, rather than credit, foreign tax expense in computing the U.S. tax effects of repatriation from non-U.S. subsidiaries in 2018. The unremitted earnings of non-U.S. subsidiaries and affiliates that have not been permanently reinvested amount to $168,304 and $210,979 as of December 31, 2018 and 2017, respectively. The deferred foreign withholding tax liability on these undistributed earnings is estimated to be $6,648 and $8,334 as of December 31, 2018 and 2017, respectively. As a result of U.S. tax reform, the liability on unremitted earnings as of December 31, 2018 is only related to foreign withholding taxes, as all earnings and profits were deemed to be repatriated for U.S. income tax purposes as a result of U.S. Tax Reform.
The cumulative unremitted earnings of foreign subsidiaries outside the United States in excess of the $168,304 are considered permanently reinvested, for which no withholding taxes have been provided. Such earnings are expected to be reinvested indefinitely and, as a result, no deferred tax liability has been recognized with regard to such earnings. Determination of the deferred withholding tax liability on these unremitted earnings is not practicable, principally because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	Years ended December 31,
	2018	2017
Balance at beginning of period	$11,431	$16,128
Increases related to prior year tax positions	—	68
Decreases related to prior year tax positions	(1,538)	(5,508)
Increases related to current year tax positions	282	743
Balance at end of period	$10,175	$11,431

The total unrecognized tax benefits of $10,175 and $11,431 were generated from legacy PQ Corporation. If these amounts are recognized in future periods, it would affect the effective tax rate on income from continuing operations for the years in which they are recognized.
Interest and penalties recognized related to uncertain tax positions amounted to $42 and $52 for the years ended December 31, 2018 and 2017, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period for which the event occurs requiring the adjustment. The $1,088 and $1,270 in accrued interest and penalties as of December 31, 2018 and 2017, respectively, is recorded in other long-term liabilities on the consolidated balance sheets.
Due to the Business Combination, the Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2018:

Jurisdiction	Period
United States-Federal	2007-Present
United States-State	2007-Present
Canada(1)	2010-Present
Germany	2015-Present
Netherlands	2012-Present
Mexico	2014-Present
United Kingdom	2012-Present
Brazil	2014-Present

(1)	Includes federal as well as local jurisdictions
Given that certain U.S. companies have net operating loss carryforwards, the statute for examination by taxing authorities in the United States, and certain state jurisdictions, will remain open for a period following the use of such net operating loss carryforwards, extending the period for examination beyond the years indicated above.
The Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 2007 through 2017. To date, no material adjustments have been proposed as a result of these audits. As of December 31, 2018, the Company does not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
The Company has a NOL available of $284,237 to reduce future federal taxes payable. The current federal carry-forward period for those NOL’s is 20 years because they were generated prior to U.S. tax reform being enacted. In light of tax reform, any net operating losses incurred after December 31, 2017 will be allowed to carry forward indefinitely. As a result of the 2014 change in control, $144,357 of the $284,237 are subject to the limitations of Section 382 of the Internal

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Revenue Code (“IRC”). Although subject to the limitations of IRC §382, management believes it is more likely than not that the Company will realize the entire $144,357 in pre-transaction NOLs in future years. The remaining $139,880 relates to periods after the 2014 change in control and would not be subject to limitation under IRC §382.
For state income tax purposes, the Company incurred net operating losses of $21,594 for 2018 that may be carried forward at a minimum period of 5 years, and in certain circumstances indefinitely, among the states in which the Company is subject to tax to reduce future state income taxes payable. Cumulative state net operating losses carrying forward into 2019 are $681,010. A valuation allowance of $17,718 has been applied against the total $33,179 of state net operating loss deferred tax assets, leaving losses of $15,461 that have been recognized for financial accounting purposes for the portion of those losses that the Company believes, on a more likely than not basis, will be realized.
Foreign net operating losses of $131,453, of which $586 will begin to expire in 2019, $2,205 will begin to expire in 2026, $92 will begin to expire in 2028, $7,616 will begin to expire in 2029 with the remaining $120,954 carrying forward indefinitely, are available to reduce future foreign income taxes payable. A valuation allowance of $11,940 has been applied to $31,431 of deferred tax assets related to foreign net operating loss carry-forwards, leaving a net deferred tax asset relating to foreign net operating losses of $19,491 that has been recognized for financial accounting purposes.
Cash payments for income taxes, net of refunds, are as follows:

	Years ended December 31,
	2018	2017	2016
Domestic	$2,160	$1,647	$373
Foreign	21,682	27,552	16,608
	$23,842	$29,199	$16,981

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
Of the Company’s three defined benefit pension plans covering employees in the U.S., only the Eco Services Hourly Pension Plan continues to accrue benefits for certain participants. All future accruals were frozen for the PQ Corporation Retirement Plan as of December 31, 2006 and for the Eco Services Pension Equity Plan as of December 31, 2016. With respect to the Company’s three retiree health plans, the PQ Holdings plans in the U.S. and Canada were closed to new retirees as of December 31, 2006. The Eco Services Postretirement Life and Dental Plan was closed to new retirees effective July 1, 2017. The Company’s defined benefit supplementary retirement plans were frozen to future accruals as of December 31, 2006.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Defined Benefit Pension Plans
The following tables summarize changes in the benefit obligation, plan assets and funded status of the Company’s significant defined benefit pension plans as well as the components of net periodic benefit cost, including key assumptions:

	U.S.		Foreign
	December 31,		December 31,
	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of period	$261,102	$247,418	$119,710	$106,025
Service cost	1,019	1,219	3,566	3,686
Interest cost	9,599	10,115	3,340	3,271
Participant contributions	—	—	570	493
Plan amendments	—	—	179	—
Plan curtailments	(952)	—	(340)	—
Plan settlements	—	(2,264)	(1,071)	—
Benefits paid	(11,453)	(9,591)	(2,569)	(2,967)
Expenses paid	—	—	(363)	(319)
Net transfer in	—	—	1,535	—
Actuarial (gains) losses	(13,004)	14,205	(5,432)	(2,169)
Translation adjustment	—	—	(7,022)	11,690
Benefit obligation at end of the period	$246,311	$261,102	$112,103	$119,710

Change in plan assets:
Fair value of plan assets at beginning of period	$218,374	$198,915	$96,518	$86,145
Actual return on plan assets	(12,854)	27,554	(540)	217
Employer contributions	1,688	3,760	4,249	3,781
Employee contributions	—	—	570	493
Plan settlements	—	(2,264)	(1,071)	—
Benefits paid	(11,453)	(9,591)	(2,569)	(2,967)
Expenses paid	—	—	(363)	(319)
Acquisitions	—	—	1,013	—
Translation adjustment	—	—	(6,020)	9,168
Fair value of plan assets at end of the period	$195,755	$218,374	$91,787	$96,518

Funded status of the plans (underfunded)	$(50,556)	$(42,728)	$(20,316)	$(23,192)

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Amounts recognized in the consolidated balance sheets consist of:

	U.S.		Foreign
	December 31,		December 31,
	2018	2017	2018	2017
Noncurrent asset	$—	$—	$4,670	$3,503
Current liability	—	—	(748)	(673)
Noncurrent liability	(50,556)	(42,728)	(24,238)	(26,022)
Accumulated other comprehensive income (loss)	1,218	10,499	(1,829)	(2,871)
Net amount recognized	$(49,338)	$(32,229)	$(22,145)	$(26,063)

Amounts recognized in accumulated other comprehensive income (loss) consist of:

	U.S.		Foreign
	December 31,		December 31,
	2018	2017	2018	2017
Prior service cost	$—	$—	$(170)	$—
Net gain (loss)	1,618	13,943	(2,133)	(3,923)
Gross amount recognized	1,618	13,943	(2,303)	(3,923)
Deferred income taxes	(400)	(3,444)	474	1,052
Net amount recognized	$1,218	$10,499	$(1,829)	$(2,871)

Components of net periodic benefit cost consist of:

	U.S.			Foreign
	Years ended December 31,			Years ended December 31,
	2018	2017	2016	2018	2017	2016
Service cost	$1,019	$1,219	$2,130	$3,566	$3,686	$2,106
Interest cost	9,599	10,115	7,680	3,340	3,271	2,224
Expected return on plan assets	(12,851)	(12,277)	(9,293)	(3,311)	(3,208)	(2,038)
Amortization of net (gain) loss	—	—	—	49	(9)	(10)
Curtailment gain recognized	(576)	—	(1,311)	(340)	—	(517)
Settlement (gain) loss recognized	—	(48)	152	(11)	—	—
Net periodic expense (benefit)	$(2,809)	$(991)	$(642)	$3,293	$3,740	$1,765

All components of net periodic benefit cost other than service cost are presented within other expense (income), net in the Company’s consolidated statements of operations. There is a nominal amount of estimated net actuarial gains and prior service costs for the Company’s defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2019.
The total accumulated benefit obligation as of December 31, 2018 and 2017 for the Company’s U.S. pension plans was $244,580 and $257,882, respectively. The total accumulated benefit obligation as of December 31, 2018 and 2017 for the Company’s foreign pension plans was $107,910 and $114,095, respectively.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table presents selected information about the Company’s pension plans with accumulated benefit obligations in excess of plan assets:

	U.S.		Foreign
	December 31,		December 31,
	2018	2017	2018	2017
Projected benefit obligation	$246,311	$261,102	$82,656	67,750
Accumulated benefit obligation	244,580	257,882	78,862	64,526
Fair value of plan assets	195,755	218,374	57,670	42,632

Significant weighted average assumptions used in determining the pension obligations include the following:

	U.S.		Foreign
	December 31,		December 31,
	2018	2017	2018	2017
Discount rate	4.32%	3.74%	3.01%	2.91%
Rate of compensation increase(1)	3.00%	3.00%	2.44%	2.57%

Significant weighted average assumptions used in determining net periodic benefit cost include the following:

	U.S.			Foreign
	Years ended December 31,			Years ended December 31,
	2018	2017	2016	2018	2017	2016
Discount rate	3.74%	4.24%	4.02%	2.91%	2.99%	5.16%
Rate of compensation increase(1)	3.00%	3.00%	3.10%	2.57%	2.97%	3.95%
Expected return on assets	6.00%	6.37%	6.34%	3.52%	3.58%	5.62%

(1)	Includes only plans not frozen to benefit accruals for the respective periods.
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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The investment objective for the U.S. plans is to generate returns sufficient to meet future obligations. The strategy to meet the objective includes generating attractive returns using higher returning assets such as equity securities and balancing risk using less volatile assets such as fixed income securities. The U.S. plans invest in an allocation of assets across the two broadly-defined financial asset categories of equity and fixed income securities. The target allocations for the plan assets across the three U.S. plans are as follows: 45% equity securities and 55% fixed income investments for the PQ Corporation Retirement Plan; 40% equity securities and 60% fixed income investments for the Eco Services Pension Equity Plan; and 45% equity securities and 55% fixed income investments for the Eco Services Hourly Pension Plan.
Similar considerations are applied to the investment objectives of the non-U.S. plans as well as the asset classes available in each location and any legal restrictions on plan investments.
The Company classifies plan assets based upon a fair value hierarchy (see Note 5 to these consolidated financial statements for further information). The classification of each asset within the hierarchy is based on the lowest level input that is significant to its measurement. The fair value hierarchy consists of three levels as follows:

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

•
Level 3—Certain inputs are unobservable (supported by little or no market activity) and significant to the fair value measurement. Unobservable inputs reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date. Level 3 assets include investments covered by insurance contracts and real estate funds valued using significant unobservable inputs.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following tables set forth by level, within the fair value hierarchy, plan assets at fair value:

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents(1)	$57,000	$56,925	$75	$—
Equity securities:
U.S. investment funds	35,103	35,103	—	—
International investment funds	44,508	24,040	20,468	—
Fixed income securities:
Government securities	10,121	—	10,121	—
Corporate bonds	77,229	72,216	5,013	—
Investment fund bonds	25,152	7,665	17,487	—
Other:
Insurance contracts	38,429	—	33,408	5,021
Total	$287,542	$195,949	$86,572	$5,021

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,072	$934	$138	$—
Equity securities:
U.S. investment funds	56,309	43,625	12,684	—
International investment funds	70,308	28,827	41,481	—
Fixed income securities:
Government securities	11,433	—	11,433	—
Corporate bonds	82,585	77,685	4,900	—
Investment fund bonds	54,263	7,719	46,544	—
Other:
Insurance contracts	38,922	—	34,772	4,150
Total	$314,892	$158,790	$151,952	$4,150

(1)
Level 1 balance includes $55,905 of cash and cash equivalents held by two of the Company’s U.S. defined benefit pension plans. The investments in equity securities and fixed income securities previously held by these plans were liquidated into cash and cash equivalents in December 2018 in preparation for a transfer of plan assets to a new custodian. This transfer was completed in January 2019.

The changes in the Level 3 pension plan assets are as follows for the years ended December 31:

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

	Insurance Contracts
	2018	2017
Beginning balance	$4,150	$3,286
Actual return on plan assets	10	(41)
Benefits paid	(385)	(48)
Contributions	461	466
Exchange rate changes and other	785	487
Ending balance	$5,021	$4,150

The Company expects to contribute $972 to the U.S. pension plans and $4,334 to the foreign pension plans in 2019.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	U.S.	Foreign
2019	$15,369	$3,115
2020	16,253	2,769
2021	16,966	2,952
2022	15,894	3,366
2023	15,823	3,630
Years 2024-2028	78,304	23,111

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
Supplemental Retirement Plans
The following tables summarize changes in the benefit obligation, plan assets and funded status of the Company’s defined benefit supplementary retirement plans, as well as the components of net periodic benefit cost, including key assumptions:

	December 31,
	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of period	$12,781	$13,225
Interest cost	450	489
Benefits paid	(1,070)	(1,179)
Actuarial (gains) losses	(293)	246
Benefit obligation at end of period	$11,868	$12,781

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contributions	1,070	1,179
Benefits paid	(1,070)	(1,179)
Fair value of plan assets at end of period	$—	$—

Funded status of the plans (underfunded)	$(11,868)	$(12,781)

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Amounts recognized in the consolidated balance sheets consist of:

	December 31,
	2018	2017
Current liability	$(1,105)	$(1,115)
Noncurrent liability	(10,763)	(11,667)
Accumulated other comprehensive income	795	573
Net amount recognized	$(11,073)	$(12,209)

Amounts recognized in accumulated other comprehensive income consist of:

	December 31,
	2018	2017
Net gain	$1,055	$761
Gross amount recognized	1,055	761
Deferred income taxes	(260)	(188)
Net amount recognized	$795	$573

Components of net periodic benefit cost consist of:

	Years ended December 31,
	2018	2017	2016
Interest cost	$450	$489	$328
Net periodic expense	$450	$489	$328

Interest cost is presented within other expense (income), net in the Company’s consolidated statements of operations. There are no estimated net actuarial gains for the Company’s defined benefit supplementary retirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2019.
The accumulated benefit obligation of the Company’s defined benefit supplemental retirement plans as of December 31, 2018 and 2017 was $11,868 and $12,781, respectively.
The discount rate used in determining the defined benefit supplemental retirement plan obligation was 4.20% and 3.60% as of December 31, 2018 and 2017, respectively. The discount rate used in determining net periodic benefit cost was 3.60%, 3.90% and 3.40% for the years ended December 31, 2018, 2017 and 2016, respectively. There was no rate of compensation increase for any of the periods presented, as all future accruals were frozen for the defined benefit supplementary retirement plans as of December 31, 2006.
The Company expects to contribute $1,105 to the defined benefit supplementary retirement plans in 2019.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Amount
2019	$1,105
2020	1,076
2021	1,045
2022	1,009
2023	970
Years 2024-2028	4,276

Other Postretirement Benefit Plans
The following tables summarize changes in the benefit obligation, plan assets and funded status of the Company’s other postretirement benefit plans as well as the components of net periodic benefit cost, including key assumptions:

	December 31,
	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of period	$4,612	$4,620
Service cost	16	21
Interest cost	150	174
Employee contributions	251	251
Plan amendments	(271)	—
Benefits paid	(1,061)	(923)
Medical subsidies received	74	—
Premiums paid	(66)	(3)
Actuarial (gains) losses	172	418
Translation adjustment	(63)	54
Benefit obligation at end of period	$3,814	$4,612

Change in plan assets:
Fair value of plan assets at beginning of period	—	—
Employer contributions	802	675
Employee contributions	251	251
Benefits paid	(1,061)	(923)
Medical subsidies received	74	—
Premiums paid	(66)	(3)
Fair value of plan assets at end of period	$—	$—

Funded status of the plans (underfunded)	$(3,814)	$(4,612)

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Amounts recognized in the consolidated balance sheets consist of:

	December 31,
	2018	2017
Current liability	$(581)	$(561)
Noncurrent liability	(3,233)	(4,051)
Accumulated other comprehensive income	830	885
Net amount recognized	$(2,984)	$(3,727)

Amounts recognized in accumulated other comprehensive income consist of:

	December 31,
	2018	2017
Prior service credit	$525	$366
Net gain	500	719
Gross amount recognized	1,025	1,085
Deferred income taxes	(195)	(200)
Net amount recognized	$830	$885

Components of net periodic benefit cost consist of:

	Years ended December 31,
	2018	2017	2016
Service cost	$16	$21	$37
Interest cost	150	174	151
Amortization of prior service credit	(112)	(78)	—
Amortization of net gain	(26)	(45)	(17)
Net periodic expense	$28	$72	$171

All components of net periodic benefit cost other than service cost are presented within other expense (income), net in the Company’s consolidated statements of operations. The estimated prior service credit for the Company’s retiree health plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2019 is $130. The estimated net actuarial gain for the Company’s retiree health plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2019 is $32.
The discount rate used in determining the other postretirement benefit plan obligation was 3.53% and 3.74% as of December 31, 2018 and 2017, respectively. The discount rate used in determining net periodic benefit cost was 3.53%, 3.74% and 3.92% for the years ended December 31, 2018, 2017 and 2016, respectively.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Assumed health care cost trend rates were as follows:

	December 31,
	2018	2017
Immediate trend rate	6.59%	6.84%
Ultimate trend rate	4.50%	4.50%
Year that the rate reaches ultimate trend rate	2035	2035

A 1% change in the assumed health care cost trend would have increased (decreased) the accumulated postretirement benefit obligation as of December 31, 2018 and the periodic postretirement benefit cost for the year then ended as follows:

	1% Increase	1% Decrease
Accumulated postretirement benefit obligation	$157	$(138)
Periodic postretirement benefit cost	6	(5)

The Company expects to contribute $581 to the retiree health plans in 2019.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Amount
2019	$581
2020	514
2021	388
2022	313
2023	272
Years 2024-2028	915

There are no expected Medicare subsidy receipts expected in future periods.
Certain of the Company’s foreign subsidiaries maintain other postretirement benefit plans that are consistent with statutory practices. These plans are not included in the disclosures above as they are not significant to the Company’s consolidated financial statements.
Defined Contribution Plans
The Company also has defined contribution plans covering domestic employees of the Company and certain subsidiaries. The Company recorded expenses of $12,585, $13,103 and $6,864 related to these plans for the years ended December 31, 2018, 2017 and 2016, respectively.
21. Earnings per Share:
During the period January 1, 2016 to May 4, 2016, the date of the Business Combination, the Company was structured as a single member LLC, with capital contributions from affiliates of CCMP, the Company’s board of managers and management represented by a class of membership units (“Eco Services Class A Units” or “Eco Services membership units”). During this period, Eco Services also granted incentive awards to certain employees, directors and affiliates in the form of Class B Units of Eco Services (the “Eco Services Class B Units”), which provided recipients with the option to purchase Eco Services Class A Units upon the attainment of certain vesting and other restrictions (see Note 22 to these consolidated financial statements for further information regarding the Company’s equity incentive plans). At the date of the Business Combination, the existing Eco Services Class A Units and legacy PQ Holdings equity were converted to common stock of PQ Group Holdings. None of the Eco Class B Units had been exercised prior to the Business Combination,

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

and all Eco Class B Units converted to common stock options of PQ Group Holdings at the date of the Business Combination (see Note 22).
Basic earnings per share is calculated as income (loss) available to common stockholders, divided by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding during the period for the computation of basic earnings per share excludes restricted stock awards that have legally been issued but are nonvested during the period, as the sale of these shares is prohibited pending satisfaction of certain vesting conditions by the award recipients in order to earn the rights to the shares (see Note 22 to these consolidated financial statements for further information regarding outstanding nonvested restricted stock awards).
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
For both the basic and dilutive weighted average shares calculations, as a result of the Business Combination, the number of Eco Services membership units outstanding from January 1, 2016 through May 4, 2016, the date of the Business Combination, were computed on the basis of the weighted average units outstanding for Eco Services during the respective periods multiplied by the exchange ratio established for common stock as part of the Business Combination.
The reconciliation from basic to diluted weighted average shares outstanding is as follows:

	Years ended December 31,
	2018	2017	2016
Weighted average shares outstanding – Basic	133,380,567	111,299,670	78,016,005
Dilutive effect of unvested common shares and restricted stock units with service conditions and assumed stock option exercises and conversions	1,304,364	369,367	—
Weighted average shares outstanding – Diluted	134,684,931	111,669,037	78,016,005

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Basic and diluted earnings per share are calculated as follows:

	Years ended December 31,
	2018	2017	2016
Numerator:
Net income (loss) attributable to PQ Group Holdings Inc.	$58,300	$57,603	$(79,746)

Denominator:
Weighted average shares outstanding – Basic	133,380,567	111,299,670	78,016,005
Weighted average shares outstanding – Diluted	134,684,931	111,669,037	78,016,005
Net income (loss) per share:
Basic income (loss) per share	$0.44	$0.52	$(1.02)
Diluted income (loss) per share	$0.43	$0.52	$(1.02)

The table below presents the details of the Company’s equity-based awards outstanding at the end of each respective year that were excluded from the calculation of diluted earnings per share:

	December 31,
	2018	2017	2016
Restricted stock awards with performance only targets not yet achieved	1,643,760	1,769,447	1,731,522
Stock options with performance only targets not yet achieved	586,253	586,523	417,086
Anti-dilutive restricted stock awards and restricted stock units	10,296	—	751,410
Anti-dilutive stock options	863,063	621,747	1,381,352
Restricted stock awards and stock options with performance only vesting conditions are not included in the dilution calculation, as the performance targets have not been achieved as of the end of the respective years. Anti-dilutive awards are not included in the dilution calculation, as their inclusion would have the effect of increasing diluted income per share.
22. Stock-Based Compensation:
Eco Services Class B Units
Prior to the Business Combination, the Company recognized stock-based compensation expense for incentive awards issued under the Eco Services Group Holdings Incentive Unit Agreement dated December 29, 2014 (the “Incentive Unit Agreement”). Under the Incentive Unit Agreement, the Company granted Eco Services Class B Units to certain employees, directors and affiliates of the Company. As of December 31, 2015 and immediately prior to the date of the Business Combination on May 4, 2016, there were 25,093 of Eco Services Class B Units outstanding with an exercise price of $1,000/unit.
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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

PQ Group Holdings Awards
In conjunction with the Business Combination, the Company adopted an equity incentive plan, namely the PQ Group Holdings Inc. Stock Incentive Plan (“2016 Plan”). Under the terms of the 2016 Plan, the Company is authorized to issue a total of 8,017,038 shares for common stock awards to employees, directors and affiliates of the Company. Immediately preceding the IPO as of September 30, 2017, awards with respect to 7,644,518 shares of common stock had been issued under the 2016 Plan. In connection with the IPO, the Company’s board of directors adopted the PQ Group Holdings Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”). Subsequent to the IPO, all equity incentive awards are granted under the 2017 Plan. The number of shares of common stock reserved for issuance under the 2017 Plan is 7,344,000 shares, which amount is increased by the 372,520 shares remaining available for grant under the 2016 Plan as of the 2017 Plan adoption. Shares that become available for issuance pursuant to the 2016 Plan as a result of forfeiture, cancellation or termination for no consideration will be available for future awards under the 2017 Plan. Shares underlying awards granted under the 2017 Plan that are forfeited, canceled, terminated for no consideration, settled in cash or are withheld for exercise, taxes, etc. will not be deemed as delivered and will also be available for future issuance under the 2017 Plan. At December 31, 2018, 5,396,119 shares of common stock were available for issuance under the 2017 Plan.
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
Beginning with the date of the Business Combination of May 4, 2016 through the Company’s IPO, the Company granted common stock options with either service or performance vesting conditions, all with a maximum contractual term of ten years. Starting on October 2, 2017 in connection with the Company’s IPO and subsequent to this date, the Company’s stock option grants have been subject to graded vesting conditions based on service and a maximum contractual term of ten years.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table summarizes the activity of common stock options for the period from the date of the Business Combination of May 4, 2016 through the year ended December 31, 2018, which includes both the Eco Services Class B Units that were canceled and replaced, as well as the PQ Holdings options that were exchanged as part of the Business Combination:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Granted/assumed on May 4, 2016 in connection with the Business Combination	1,738,527	$7.80
Granted	538,908	$8.05
Forfeited	(478,997)	$7.49
Outstanding at December 31, 2016	1,798,438	$7.96
Granted	1,051,496	$13.70
Exercised	(32,366)	$8.04
Forfeited	(102,398)	$7.98
Outstanding at December 31, 2017	2,715,170	$10.18
Granted	241,316	$17.50
Exercised	(15,332)	$8.51
Outstanding at December 31, 2018	2,941,154	$10.79	7.71	$14,452
Exercisable at December 31, 2018	1,629,969	$10.19	7.71	$8,748

The aggregate intrinsic value per the above table represents the difference between the fair value the Company’s common stock on the last trading day of the reporting period (determined in accordance with the plan terms) and the exercise price of in-the-money stock options multiplied by the respective number of stock options as of that date. The total intrinsic value of stock options exercised during the years ended December 31, 2018 and 2017 and the resulting tax benefits recognized by the Company were not material for either year. Additionally, cash proceeds received by the Company during the year ended December 31, 2018 were not material. The Company did not receive any cash proceeds from the exercise of stock options during the year ended December 31, 2017, as the Company withheld shares in satisfaction of the exercise price and taxes due.
The fair values of PQ Group Holdings common stock options granted during the years ended December 31, 2018, 2017 and 2016 were determined on the respective grant dates using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2018	2017	2016
Expected term (in years)	5.75	5.85	5.00
Expected volatility	26.38%	34.85%	45.79%
Risk-free interest rate	2.86%	2.00%	1.54%
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average grant date fair value of options granted	$5.47	$4.71	$3.33

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
The Company applied a consistent methodology for the remainder of the assumptions in the Black-Scholes option pricing model for stock option grants during the years ended December 31, 2018, 2017 and 2016. The expected volatility was compared to a range of the actual stock price volatility of a peer group of companies. The risk-free interest rate was based on U.S. Treasury rates in effect at the time of the grant commensurate with the expected term. There was no dividend yield assumption since the Company has not paid dividends nor does it have an expectation of future dividend payouts.
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
The restricted stock awards were subject to the same vesting requirements as the original awards, which included awards with vesting conditions based on (1) service only, (2) performance only, or (3) a combination of service and performance conditions, dependent on which event occurs first. The vesting requirements for the majority of these awards were based upon the achievement of a performance condition. As defined in the award agreements, each award subject to the performance condition fully vests upon the occurrence of a defined liquidity event upon which certain investment funds affiliated with CCMP receive proceeds exceeding certain thresholds. Although achievement of the performance condition is subject to continued service with the Company, the terms of awards issued with performance conditions stipulate that the performance vesting condition can be attained for a period of six months following separation from service. The same performance vesting condition for the Company’s restricted stock awards also governs the achievement of the performance vesting condition for the Company’s stock options. With the exception of 14,498 and 21,067 of restricted stock awards granted on December 27, 2018 and October 2, 2017, respectively, both of which immediately vested and were valued based on the average of the high and low trading prices of the Company’s common stock on the NYSE on the preceding trading day, based on the Company’s policy for valuing such awards, all of the Company’s restricted stock awards were granted prior to the IPO. As a result, the Company valued the pre-IPO restricted stock awards at grant using multiples of EBITDA and the income approach, based on a discounted free cash flow model.
In addition to restricted stock awards, the Company has granted restricted stock units as part of its equity incentive compensation program. The value of the restricted stock unit grants were based on the average of the high and low trading prices of the Company’s common stock on the NYSE on the preceding trading day, based on the Company’s policy for valuing such awards, and have graded vesting conditions based on service.
The following table summarizes the activity of restricted stock awards and restricted stock units for the period from the date of the Business Combination of May 4, 2016 through the year ended December 31, 2018, which includes the PQ Holdings restricted stock awards that were exchanged as part of the Business Combination:

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Number of Units	Weighted Average Grant Date Fair Value (per share)
Granted/assumed on May 4, 2016 in connection with the Business Combination	2,444,070	$9.27	—	$—
Granted	266,955	$12.32	—	$—
Vested	(207,915)	$12.32	—	$—
Forfeited	(20,178)	$10.52	—	$—
Nonvested as of December 31, 2016	2,482,932	$9.34	—	$—
Granted	51,907	$16.11	1,654,690	$16.97
Vested	(187,837)	$12.84	—	$—
Forfeited	(250,365)	$12.03	—	$—
Nonvested as of December 31, 2017	2,096,637	$8.87	1,654,690	$16.97
Granted	14,498	$13.80	161,598	$16.12
Vested	(223,298)	$12.18	(797,859)	$16.97
Forfeited	(117,177)	$8.04	(19,643)	$16.97
Nonvested as of December 31, 2018	1,770,660	$8.39	998,786	$16.83

Business Combination and Equity Restructuring
The exchange of the PQ Holdings stock options and restricted stock awards for similar awards of PQ Group Holdings in the context of the Business Combination was accounted for as a modification of the awards. As a result, the cost of the replacement awards of PQ Group Holdings represented a combination of both pre- and post-merger services. The amount attributable to services prior to the Business Combination in connection with the modification was $1,400, and is considered part of the consideration transferred in the Business Combination (see Note 7 to these consolidated financial statements for further information). The remainder of the cost is attributed to post-merger services and is being recognized over the respective remaining vesting periods.
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
Total Stock-Based Compensation Expense
For the years ended December 31, 2018, 2017 and 2016, total stock-based compensation expense for the Company (inclusive of both the Eco Services Class B Units prior to the Business Combination and the awards replaced or exchanged at the consummation of the Business Combination) was $19,464, $8,799 and $7,029, respectively. The income tax benefit recognized in the statements of operations for the years ended December 31, 2018, 2017 and 2016 was $4,809, $3,345 and $2,660.
As of December 31, 2018, there was $2,484,141 of total unrecognized compensation cost related to nonvested stock options subject to service vesting conditions. As of December 31, 2018, there was $342,724 of total unrecognized compensation cost related to nonvested restricted stock awards subject to service vesting conditions. As of December 31, 2018, there was $13,945,550 of total unrecognized compensation cost related to nonvested restricted stock units. No expense has been recognized for any stock-based compensation awards subject to the performance condition for the years ended December 31, 2018, 2017 and 2016, as the performance-based criteria was not achieved nor considered probable of achievement.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Awards issued with performance conditions vest based on the occurrence of a defined liquidity event upon which certain investment funds affiliated with CCMP receive proceeds exceeding certain thresholds. All of the Company’s equity incentive awards with performance-based vesting, whether in the form of stock options or restricted stock awards, are subject to achievement of the same performance condition. If an exit event occurs that exceeds the defined threshold, then all performance-based awards of the Company vest 100%, with no potential for partial vesting or excess achievement. If an exit event or events occur with no further possibility of meeting the defined threshold, then all of the Company’s awards subject to the performance vesting condition will be forfeited. In addition to the defined liquidity event, subsequent to the Company’s IPO, the performance vesting condition can also be achieved if the average closing trading price of the Company’s common stock on the NYSE over any consecutive ten-day trading period equals or exceeds a price that would be equivalent to the achievement of the threshold proceeds to CCMP. See Note 21 to these consolidated financial statements for further information on the number of awards outstanding subject to performance-based vesting.
23. Commitments and Contingent Liabilities:
Environmental Contingencies
There is a risk of environmental impact in chemical manufacturing operations. The Company’s environmental policies and practices are designed to comply with existing laws and regulations and to minimize the possibility of significant environmental impact. The Company is also subject to various other lawsuits and claims with respect to matters such as governmental regulations, labor and other actions arising out of the normal course of business. While management believes that the liabilities resulting from such lawsuits and claims are not probable or reasonably estimable, certain accruals have been reflected in the Company’s consolidated financial statements, some of which are described in detail within this note.
The Company has recorded a reserve of $873 and $1,245 as of December 31, 2018 and 2017, respectively, to address remaining subsurface remedial and wetlands/marsh management activities at the Company’s Martinez, CA site. Although currently a sulfuric acid regeneration plant, the site originally was operated by Mountain Copper Company (“Mococo”) as a copper smelter. Also, the site sold iron pyrite to various customers and allowed their customers to deposit waste iron pyrite cinder and slag on the site. The property is adjacent to Peyton Slough, where Mococo had a permitted discharge point from its process. In 1997, the San Francisco Bay Regional Water Quality Control Board (“RWQCB”) required characterization and remediation of Peyton Slough for Copper, Zinc and Acidic Soils. Various remediation activities were undertaken and completed, and the site has received final concurrence from the Army Corps with respect to the completed work. The RWQCB has agreed that Eco Services has achieved the goals for vegetative cover, but the current marsh condition is not sustainable without continued operation of the tide gates. The Company is continuing to work with the RWQCB on a plan to involve the County and work towards development of an alliance for operating, maintaining and funding the tide gates in the future.
As of December 31, 2018 and 2017, the Company has recorded a reserve of $984 and $1,220, respectively, for subsurface remediation and the Soil Vapor Extraction Project at the Company’s Dominguez, CA site. In the 1980s and 1990s, the EPA and the Los Angeles Regional Water Quality Control Board conducted investigations of the site due to historic chlorinated pesticide and chlorinated solvent use. Soil and groundwater beneath the site were impacted by chlorinated solvents and associated breakdown products, petroleum hydrocarbons, chlorinated pesticides and metals. A Corrective Measures Plan approved in October 2011 requires (1) soil vapor extraction (“SVE”) in affected areas, (2) covering of unpaved areas containing pesticide impacted soil, and (3) annual groundwater monitoring of the perched water-bearing zone. Installation of the SVE unit has been completed and startup has occurred. The California Department of Toxic Substances Control (“DTSC”) has granted conditional approval of the Company’s soil management, and monitoring and maintenance plans. Most recently, the DTSC is requiring the Company to delineate the PCE plume on the eastern boundary of the site. The Company has submitted an action plan to address this matter and is awaiting comments from the DTSC.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Leases
The Company has entered into various lease agreements for the rental of office and plant facilities, railcars, machinery and equipment, substantially all of which are classified as operating leases. Total rent expense under these agreements was $25,082, $22,704 and $16,315 for the years ended December 31, 2018, 2017 and 2016, respectively.
Total rent due under non-cancelable operating lease commitments as of December 31, 2018 is:

Year	Amount
2019	$18,457
2020	14,344
2021	11,432
2022	8,354
2023	6,198
Thereafter	17,477
$76,262

Purchase Commitments
The Company has entered into short and long-term purchase commitments for various key raw materials and energy requirements. The purchase obligations include agreements to purchase goods that are enforceable and legally binding, and that specify all significant terms. The purchase commitments covered by these agreements are with various suppliers and total approximately $56,642 as of December 31, 2018. Purchases under these agreements are expected to be as follows:

Year	Amount
2019	$28,485
2020	19,820
2021	2,039
2022	1,450
2023	1,305
Thereafter	3,543
$56,642

Letters of Credit
At December 31, 2018, the Company had outstanding letters of credit of $19,796. Letters of credit are guarantees of payment to third parties. The Company’s letters of credit are used primarily as collateral for various items, including environmental, energy and insurance payments. The letters of credit are supported by the Company’s ABL facility.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

24. Restructuring and Other Related Costs:
The following table presents the components of restructuring and other related costs for the years ended December 31, 2018, 2017 and 2016 included in other operating expense, net, in the accompanying consolidated statements of operations:

	Years ended December 31,
	2018	2017	2016
Severance and other employee costs related to Eco Services restructuring plan	$—	$830	$5,093
Severance and other employee costs related to performance materials plant closure	885	4,711	—
Other related costs	5,323	2,949	7,537
	$6,208	$8,490	$12,630

Eco Services Restructuring Plan
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
Subsequent to the 2014 Acquisition, the Company initiated a restructuring plan designed to improve organizational efficiency and streamline the operations of Eco Services as a stand-alone company. The primary impact of the plan to the Company’s consolidated results of operations was the recognition of severance costs related to a reduction-in-force. These costs included benefits payable under ongoing Company severance plan arrangements, whereby payments are attributable to employee services rendered with benefits that accumulate over time. The liabilities and associated charges related to these severance costs are recognized by the Company when payment of the benefits becomes probable and estimable. The restructuring plan was substantially complete in early 2017.
Costs related to the restructuring plan affected employees in the Company’s EC&S segment, although these costs are excluded from the segment’s measure of profitability of Adjusted EBITDA (see Note 13 to these consolidated financial statements for further information).
Performance Materials Plant Closure
In September 2017, the Company approved and announced a plan to consolidate its manufacturing operations in Europe for the performance materials product group and close its facility in Kirchheimbolanden, Germany, and subsequently reduced production. The plan was part of the Company’s overall strategy with respect to the Acquisition (see Note 8 to these consolidated financial statements) and the realization of cost and other synergies in connection with the transaction.
As a result of a change in the market and increased customer demand for the products produced at this facility, the Company intends to keep the facility open and expanded production at this facility during the third quarter of 2018 from the previously reduced levels. However, the Company continues to pay its obligations to the individuals originally separated from service as part of the reorganization, with additional payments anticipated through 2019, primarily for individuals who extended their separation dates as a result of the decision to continue operations at the facility. Costs related to the restructuring plan affected employees in the Company’s PM&C segment, although these costs are excluded from the segment’s measure of profitability of Adjusted EBITDA (see Note 13 to these consolidated financial statements for further information). The Company considers the restructuring plan related to the original decision to close the facility substantially complete, with no additional restructuring charges anticipated.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Rollforward of Restructuring Liabilities
The activity in the accrued liability balance associated with the Company’s restructuring plans, all of which related to severance and other employee costs, was as follows for the years ended December 31, 2018, 2017 and 2016:

	Eco Services Restructuring Plan	Performance Materials Plant Closure	Total Restructuring Charges
Balance at December 31, 2015	$1,293	$—	$1,293
Restructuring charges	5,093	—	5,093
Cash payments	(4,743)	—	(4,743)
Balance at December 31, 2016	$1,643	$—	$1,643
Restructuring charges	830	4,711	5,541
Cash payments	(2,258)	(1,588)	(3,846)
Balance at December 31, 2017	$215	$3,123	$3,338
Restructuring charges	—	581	581
Other adjustments	—	304	304
Cash payments	(215)	(2,738)	(2,953)
Balance at December 31, 2018	$—	$1,270	$1,270

Other Related Costs
The Company incurred severance and other costs of $5,323, $2,949 and $7,537 for the years ended December 31, 2018, 2017 and 2016, respectively. These costs were not associated with formal restructuring plans and primarily related to severance charges for certain executives and employees, transition/duplicate staffing, professional fees and other expenses related to the Company’s organizational changes.
25. Long-term Supply Contract:
As part of Solvay’s 2004 sale of its Specialty Phosphates business, Solvay agreed to continue to supply sulfuric acid to a customer in support of the phosphoric acid production for its specialty phosphates business under a preexisting supply agreement. This non-cancelable agreement extends to 2031, and was assumed by the Company in connection with the 2014 Acquisition.
The liability associated with this unfavorable supply agreement was recorded at a fair value of $27,300 in connection with the 2014 Acquisition. The fair value was determined using the income method based on the differential of the estimated margin over the cost of the sulfuric acid per the market as compared to the below market margin included in the supply agreement, and the application of this excess differential to the anticipated volumes over the term of the agreement using a commensurate discount rate. In December 2018, the customer to the supply agreement ceased production and closed the facility which utilized the Company’s sulfuric acid under the agreement. As such, all orders for sulfuric acid under the agreement were discontinued in December 2018. Although the agreement is not cancelable, the likelihood is remote that the Company will be further obligated to supply the customer under the agreement since this is the only facility subject to the agreement, and there are no transfer or substitution rights under the agreement to another facility. As a result, the Company wrote-off the remaining supply contract liability of $20,612 at December 31, 2018 and recorded a corresponding gain to other operating expense, net as of December 31, 2018. The liability was $22,250 at December 31, 2017.
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
On December 29, 2014, PQ Holdings, CCMP and PQ Corporation entered into a consulting agreement relating to the provision of certain financial and strategic advisory services and consulting services. Similarly, the consulting agreement between PQ Holdings, INEOS Capital Partners and PQ Corporation was amended and restated. Under the new consulting agreements, the Company agreed to pay an annual management fee of $5,000 distributed to CCMP and INEOS AG equal to the Pro Rata Percentage, as defined, between CCMP and INEOS AG. These consulting agreements were terminated upon completion of the Company’s IPO on October 3, 2017. The Company recorded $3,777 and $3,584 of management advisory fees in other operating expense, net in the consolidated statements of operations for the years ended December 31, 2017 and 2016, respectively.
Transactions with Board of Directors
In connection with the offering by PQ Corporation of $525,000 aggregate principal amount of Senior Unsecured Notes due 2022 in May 2016, a member of the Company’s board of directors purchased $4,000 in principal amount of such notes. Interest accrued on the notes at an annual rate equal to three-month LIBOR plus 10.75%, with a 1.0% LIBOR floor, payable and reset quarterly. The director received interest payments in respect of the notes totaling $362 and $300 during the years ended December 31, 2017 and 2016, respectively. The notes were partially redeemed in October 2017 in connection with the Company’s IPO, and redeemed in full in December 2017 in connection with the Company’s issuance and sale of the $300,000 Senior Unsecured Notes due 2025 (see Note 16). The director received $4,000 of principal amount of such notes as well as $338 related to the prepayment penalties in connection with these two transactions.
Joint Venture Agreement
The Company entered into a joint venture agreement (the “ZI Partnership Agreement”) in 1988 with CRI Zeolites Inc., a Royal Dutch Shell plc affiliate, to form Zeolyst International, our 50/50 joint venture partnership (the “Partnership”). Under the terms of the ZI Partnership Agreement, the Partnership leases certain land used in its Kansas City production facilities from PQ Corporation. This lease, which has been recorded as an operating lease, provided for rental payments of $295, $295 and $187 during the years ended December 31, 2018, 2017 and 2016, respectively. The terms of this lease are evergreen as long as the ZI Partnership Agreement is in place. The Partnership recognized sales to the Company of $645, $2,475 and $1,191 during the years ended December 31, 2018, 2017 and 2016. respectively.
The Partnership purchases certain of its raw materials from the Company and is charged for various manufacturing costs incurred at the Company’s Kansas City production facility. The amount of these costs charged to the Partnership were $16,869, $17,470 and $10,707 for the years ended December 31, 2018, 2017 and 2016, respectively. Certain administrative, marketing, engineering, management-related, and research and development services are provided to the Partnership by the Company. During the years ended December 31, 2018, 2017 and 2016, the Partnership was charged $12,727, $12,248 and $8,169, respectively, for these services. In addition, the Partnership was charged certain product demonstration costs of $1,768, $2,175 and $1,663 during the years ended December 31, 2018, 2017 and 2016, respectively. These charges to the Partnership are recorded as reductions in either cost of goods sold or selling, general and administrative expenses in the consolidated statements of operations, depending on the nature of the expenditures.
Other
From time to time, the Company makes sales to portfolio companies of funds that are affiliated with CCMP and companies that are affiliated with INEOS Capital Partners. The Company had sales of $5,587 and $8,396 to companies affiliated with INEOS Capital Partners during the years ended December 31, 2018 and 2017, respectively. Sales were immaterial to companies affiliated with INEOS Capital Partners during the years ended December 31, 2016.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

27. Quarterly Financial Summary (Unaudited):
The following tables summarize the Company’s quarterly financial results during the years ended December 31, 2018 and 2017:

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$366,197	$434,713	$427,203	$380,041
Gross profit	78,121	108,404	107,500	87,609
Operating income	28,189	49,054	48,854	57,459
Net income	556	16,159	14,436	28,470
Net income attributable to PQ Group Holdings Inc.	214	15,782	14,185	28,119
Net income per share:
Basic income per share	$0.00	$0.12	$0.11	$0.21
Diluted income per share	$0.00	$0.12	$0.11	$0.21
Weighted average shares outstanding:
Basic	133,154,144	133,222,463	133,336,352	133,765,294
Diluted	133,884,983	134,209,740	134,576,162	134,987,604

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Sales	$332,931	$389,267	$391,829	$358,074
Gross profit	82,712	107,414	102,559	84,151
Operating income	37,652	55,080	46,385	26,771
Net income (loss)	(2,315)	(1,670)	(3,016)	65,564
Net income (loss) attributable to PQ Group Holdings Inc.	(2,454)	(1,609)	(3,345)	65,011
Net income (loss) per share:
Basic income (loss) per share	$(0.02)	$(0.02)	$(0.03)	$0.49
Diluted income (loss) per share	$(0.02)	$(0.02)	$(0.03)	$0.49
Weighted average shares outstanding:
Basic	103,947,888	104,015,815	104,096,837	133,138,140
Diluted	103,947,888	104,015,815	104,096,837	133,895,646

(1)
Net income includes a provisional net tax benefit of $64,343 as a result of the rate reduction from the TCJA, which was enacted during the quarter ended December 31, 2017. Refer to Note 19 of these consolidated financial statements for further information.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

28. Supplemental Cash Flow Information:
The following table presents supplemental cash flow information for the Company:

	Years ended December 31,
	2018	2017	2016
Cash paid during the year for:
Income taxes, net of refunds	$23,842	$29,199	$16,981
Interest(1)	105,057	170,131	132,579
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the year end	23,498	18,762	18,161
Non-cash financing activities:
Equity consideration for the Business Combination (Note 7)	—	—	910,800
Debt assumed in the Business Combination (Note 7)	—	—	22,911
Debt assumed in the Acquisition (Note 8)	—	16,609	—

(1)
Excludes capitalized interest and the net interest proceeds on swaps designated as net investment hedges, which are included within cash flows from investing activities in the Company’s consolidated statements of cash flows.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets as of December 31, 2018, 2017 and 2016 to the total of the same amounts shown in the consolidated statements of cash flows for the years then ended:

	December 31,
	2018	2017	2016
Cash and cash equivalents	$57,854	$66,195	$70,742
Restricted cash included in prepaid and other current assets	1,872	1,048	14,335
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$59,726	$67,243	$85,077

29. Subsequent Events:
On February 21, 2019, the Company announced that it will change the structure of its internal organization to create four independent businesses in order to promote increased visibility to business unit performance, optimize the Company’s product portfolio and create efficiencies. The reorganization, which will be effective as of March 1, 2019, will lead to the recognition of four operating and reportable segments as follows:
•Catalyst (including the Zeolyst Joint Venture)
•Performance Chemicals
•Performance Materials
•Refining Services
Beginning with the quarter ending March 31, 2019, the segment results and disclosures will reflect the new segment structure for all periods presented. For the purposes of the Company’s goodwill impairment testing, the four new segments align with the Company’s existing reporting units at which level goodwill has been assigned and tested (see Note 14 to these consolidated financial statements for information regarding the Company’s reporting units and annual goodwill impairment test).
Other than the change to the Company’s segments, the Company has evaluated subsequent events since the balance sheet date and determined that there are no additional items to disclose.

SCHEDULE I
PQ GROUP HOLDINGS INC. AND SUBSIDIARIES (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Years ended December 31,
	2018	2017	2016
Stock compensation expense	$19,464	$8,799	$7,029
Equity in net (income) loss from subsidiaries	(77,764)	(66,402)	72,717
Net income (loss)	58,300	57,603	(79,746)
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits	(7,958)	(101)	6,865
Net (loss) gain from hedging activities	(330)	(3,590)	4,557
Foreign currency translation	(35,127)	61,713	(65,781)
Total other comprehensive income (loss)	(43,415)	58,022	(54,359)
Comprehensive income (loss)	$14,885	$115,625	$(134,105)

See accompanying notes to condensed financial statements.

SCHEDULE I
PQ GROUP HOLDINGS INC. AND SUBSIDIARIES (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Total current assets	$—	$—
Investment in subsidiaries	1,659,560	1,628,000
Total assets	$1,659,560	$1,628,000
LIABILITIES
Total current liabilities	$—	$—
Total liabilities	—	—
STOCKHOLDERS' EQUITY
Common stock ($0.01 par); authorized shares 450,000,000; issued shares 135,758,269 and 135,244,379 on December 31, 2018 and December 31, 2017, respectively; outstanding shares 135,592,045 and 135,244,379 on December 31, 2018 and December 31, 2017, respectively	1,358	1,352
Preferred stock ($0.01 par); authorized shares 50,000,000; no shares issued or outstanding on December 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	1,674,703	1,655,114
Retained earnings (accumulated deficit)	25,523	(32,777)
Treasury stock, at cost; shares 166,224 and 0 on December 31, 2018 and 2017, respectively	(2,920)	—
Accumulated other comprehensive (loss) income	(39,104)	4,311
Total PQ Group Holdings Inc. equity	1,659,560	1,628,000
Total liabilities and equity	$1,659,560	$1,628,000

See accompanying notes to condensed financial statements.

SCHEDULE I
PQ GROUP HOLDINGS INC. AND SUBSIDIARIES (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$58,300	$57,603	$(79,746)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in net (income) loss from subsidiaries	(77,764)	(66,402)	72,717
Stock compensation expense	19,464	8,799	7,029
Net cash provided by operating activities	—	—	—
Cash flows from investing activities:
Investment in subsidiaries	—	(480,696)	—
Net cash used in investing activities	—	(480,696)	—
Cash flows from financing activities:
IPO proceeds	—	507,500	—
IPO costs	—	(26,804)	—
Net cash provided by financing activities	—	480,696	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—
Net change in cash, cash equivalents and restricted cash	—	—	—
Cash, cash equivalents and restricted cash at beginning of period	—	—	—
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—

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
PQ Group Holdings is a holding company that conducts substantially all of its business operations through its wholly owned subsidiary, PQ Corporation. As specified in certain of PQ Corporation’s debt agreements entered into concurrently with the Business Combination, there are restrictions on the ability of PQ Corporation to make payments to its stockholder, PQ Group Holdings, on behalf of their equity interests (refer to Note 16 to the PQ Group Holdings consolidated financial statements for further information regarding PQ Corporation debt).
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
3. Stock-Based Compensation
Refer to Note 22 of the notes to the PQ Group Holdings consolidated financial statements for a description of stock-based compensation.
4. Common Stock
Refer to Note 21 of the notes to the PQ Group Holdings consolidated financial statements for a description of common stock.

Report of Independent Auditors

To the Management Committee of Zeolyst International:

We have audited the accompanying financial statements of Zeolyst International (the “Partnership”), which comprise the balance sheets as of December 31, 2018 and 2017, and the related statements of operations and accumulated earnings, changes in partners’ capital, and cash flows for the three years in the period ended December 31, 2018.

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
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the Partnership’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter
As discussed within Footnote 13 to the financial statements, the Partnership has significant related party transactions. Our opinion is not modified with respect to this matter.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 1, 2019

ZEOLYST INTERNATIONAL
BALANCE SHEETS
(in thousands)

	December 31, 2018	12/31/2017
ASSETS
Cash	$39,629	$13,304
Trade receivables, net:
Receivables from third parties	26,994	25,302
Receivables from affiliates	27,267	43,837
Non-trade receivables from affiliates	1,895	2,475
Inventories	92,889	98,438
Other current assets	749	290
Total current assets	189,423	183,646
Property, plant and equipment, net	133,810	132,258
Intangible assets	9,150	6,067
Other long-term assets	906	1,125
Total assets	$333,289	$323,096
LIABILITIES
Trade accounts payable	$11,939	$9,095
Accounts payable to affiliates	11,921	10,022
Other current liabilities	6,051	4,873
Total current liabilities	29,911	23,990
Other long-term liabilities	—	1,436
Total liabilities	29,911	25,426
Commitments and contingencies (Note 12)
PARTNERS’ CAPITAL
Contributed capital	54,930	54,930
Accumulated earnings	248,448	242,740
Net partners’ capital	303,378	297,670
Total liabilities and partners' capital	$333,289	$323,096

See accompanying notes to financial statements.

ZEOLYST INTERNATIONAL
STATEMENTS OF OPERATIONS AND ACCUMULATED EARNINGS
(in thousands)

	Years ended December 31,
	2018	2017	2016
Sales	$209,083	$178,751	$168,875
Related party sales	104,291	108,798	93,655
Total sales	313,374	287,549	262,530
Cost of goods sold	88,551	75,597	63,591
Related party cost of goods sold	99,653	80,992	78,316
Total cost of goods sold	188,204	156,589	141,907
Gross profit	125,170	130,960	120,623
Selling, general and administrative expenses (SG&A)	1,476	5,777	3,069
Related party SG&A	35,635	31,744	34,018
Operating income	88,059	93,439	83,536
Interest expense, net	100	105	169
Other expense, net	2,251	830	505
Net income	85,708	92,504	82,862
Accumulated earnings at beginning of year	242,740	238,236	180,374
Dividends paid	(80,000)	(88,000)	(25,000)
Accumulated earnings at end of year	$248,448	$242,740	$238,236

See accompanying notes to financial statements.

ZEOLYST INTERNATIONAL
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in thousands)

	Contributed capital	Accumulated earnings	Net partners' capital
PQ Corporation:
Balance, December 31, 2015	$27,465	$90,187	$117,652
Dividends paid		(12,500)	(12,500)
Net income		41,431	41,431
Balance, December 31, 2016	$27,465	$119,118	$146,583
Dividends paid		(44,000)	(44,000)
Net income		46,252	46,252
Balance, December 31, 2017	$27,465	$121,370	$148,835
Dividends paid		(40,000)	(40,000)
Net income		42,854	42,854
Balance, December 31, 2018	27,465	$124,224	$151,689
CRI Zeolites Inc.:
Balance, December 31, 2015	$27,465	$90,187	$117,652
Dividends paid		(12,500)	(12,500)
Net income		41,431	41,431
Balance, December 31, 2016	$27,465	$119,118	$146,583
Dividends paid		(44,000)	(44,000)
Net income		46,252	46,252
Balance, December 31, 2017	$27,465	$121,370	$148,835
Dividends paid		(40,000)	(40,000)
Net income		42,854	42,854
Balance, December 31, 2018	$27,465	$124,224	$151,689
Total partners' capital at December 31, 2015	$54,930	$180,374	$235,304
Total partners' capital at December 31, 2016	$54,930	$238,236	$293,166
Total partners' capital at December 31, 2017	$54,930	$242,740	$297,670
Total partners' capital at December 31, 2018	$54,930	$248,448	$303,378

See accompanying notes to financial statements.

ZEOLYST INTERNATIONAL
STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$85,708	$92,504	$82,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,954	14,260	13,066
Loss on sale or disposal of capital assets	101	178	26
Impairment of cost investment	—	3,000	—
Net change in returns allowance	(205)	88	(445)
Net change in inventory reserve	—	867	—
Working capital changes that provided (used) cash:
Receivables, including affiliates	15,663	14,275	(16,589)
Inventories	5,549	(1,119)	(14,726)
Other current assets	(459)	1,038	219
Accounts payable, including affiliates	(718)	(7,377)	4,263
Other current liabilities	1,178	(3,795)	(3,669)
Other long-term liabilities	—	—	(952)
Other long-term assets	6	(230)	—
Net cash provided by operating activities	122,777	113,689	64,055
Cash flows from investing activities:
Purchases of property, plant and equipment	(12,452)	(9,465)	(23,982)
Purchase of license	(4,000)	(6,500)	—
Net cash used in investing activities	(16,452)	(15,965)	(23,982)
Cash flows from financing activities:
Proceeds from line of credit	7,000	5,000	31,142
Payments on line of credit	(7,000)	(5,000)	(46,142)
Payments of cash dividends	(80,000)	(88,000)	(25,000)
Net cash used in financing activities	(80,000)	(88,000)	(40,000)
Net change in cash	26,325	9,724	73
Cash at beginning of period	13,304	3,580	3,507
Cash at end of period	$39,629	$13,304	$3,580
Non-cash investing activity:
Capital expenditures acquired on account but unpaid	$5,461	$3,904	$3,173

See accompanying notes to financial statements.

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

1. Organization:
Zeolyst International, a General Partnership (“Partnership”) was formed in 1988 pursuant to a Joint Venture Agreement (“the Agreement”) between PQ Corporation (“PQ”) and CRI Zeolites Inc. (“CRI”), a Royal Dutch Shell affiliate (collectively, the “Partners”). The percentage interests as of December 31, 2018 and 2017 are as follows:

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
3. Summary of Significant Accounting Policies:
These financial statements have been prepared in accordance with generally accepted accounting principles. These financial statements are accounted for on a historical cost basis and do not reflect the results of any purchase accounting adjustments recorded in the Partners’ respective consolidated financial statements.
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
Inventories: Inventories are stated at the lower of cost or net realizable value, valued on the first-in, first-out (“FIFO”) method. The Partnership establishes reserves for slow-moving and obsolete inventory.
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
Depreciation is generally provided on the straight-line method based on estimated useful lives of the assets, ranging up to 33 years for buildings and improvements and 10 years for machinery and equipment.
We perform an impairment review of property, plant and equipment and other long-lived assets when events and circumstances indicate that those assets may be impaired by comparing the carrying amount of the assets to their fair value.

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

Fair value is determined using quoted market prices where available, or other techniques including discounted cash flows. The Partnership’s estimates of future cash flows involve assumptions concerning future operating performance, economic conditions, and technological changes that may affect the future useful lives of the assets.
Intangibles and Other Long-term Assets: Other long-term assets primarily include investments, at cost and spare parts. In April 2018, the Partnership made a $4,000 strategic investment to buy down royalty obligations related to certain license agreements. On May 10, 2017, the Partnership made a $6,500 strategic investment for license of materials-based solutions for catalytic and separations processes. These investments are accounted for under the cost method of accounting. In December 2017, the Partnership wrote down a $3,000 investment in a technology developer and licensor of materials-based solutions for catalytic and separations processes.
Revenue Recognition: In determining the appropriate amount of revenue to be recognized as the Partnership fulfills its obligations under its agreements, the Partnership performs the following steps: (i) identification of the contract with the customer; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Partnership satisfies each performance obligation.
The Partnership identifies a contract when an agreement with a customer creates legally enforceable rights and obligations, which occurs when a contract has been approved by both parties, the parties are committed to perform their respective obligations, each party’s rights and payment terms are clearly identified, commercial substance exists and it is probable that the Partnership will collect the consideration to which it is entitled.
The Partnership may offer rebates to customers who have reached a specified volume of optional purchases. The Partnership recognizes rebates given to customers as a reduction of revenue based on an allocation of the cost of honoring rebates earned and claimed to each of the underlying revenue transactions that result in progress by the customer toward earning the rebate. Rebates are recognized at the time revenue is recorded. The Partnership measures the rebate obligation based on the estimated amount of sales that will result in a rebate at the adjusted sales price per the respective sales agreement.
The Partnership recognizes revenue when all essential elements of the sales order have shipped and both title and risk of loss has passed to the customer. Hydrocracking and specialty catalyst orders are typically filled by a number of individual shipments, and those shipments may span the end of a fiscal quarter or year. If a portion of the order has not shipped and it is essential to the functionality of the customer’s end use, revenue is recognized when the order is completed. A shipment is considered essential if each individual shipment has no value to the customer on a stand-alone basis and if the remaining shipment is not considered inconsequential and perfunctory.
The Partnership reserves 3% of the Hydrocracking sales due to a clause in the contract that allows customers to return up to 5% of the unused products they purchase within 90 days, and based on historical experience. The total sales returns reserve as of December 31, 2018 and 2017 amounted to $534 and $737, respectively.
Shipping and Handling Costs: The Partnership classifies costs related to shipping and handling of products shipped to customers as cost of goods sold.
Research and Development: Research and development costs of $17,566, $16,011 and $16,033 for the years ended December 31, 2018, 2017 and 2016, respectively, were expensed as incurred and reported in selling, general and administrative expenses in the accompanying statements of operations.
Foreign Exchange Transactions: The functional currency of the Partnership is the U.S. Dollar. The Partnership enters into transactions that are denominated in other currencies. Gains and losses on foreign currency transactions are included in other (income) / expense, net on the statements of operations. Foreign exchange losses of $1,726, gains of $2,569 and losses of $264 were recognized for the years ended December 31, 2018, 2017 and 2016, respectively.
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

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

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
4. Recently Issued Accounting Standards:
In August 2016, the FASB issued guidance which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs and distributions from certain equity method investees. The new guidance is effective for fiscal years beginning after December 15, 2017 and should be applied retrospectively to each period presented. The Partnership adopted the new guidance on January 1, 2018 as required. The new guidance did not have a material impact on its financial statements.
In February 2016, the FASB issued guidance (with subsequent targeted amendments) that modifies the accounting for leases. Under the new guidance, a lessee will recognize assets and liabilities for most leases (including those classified under existing GAAP as operating leases, which based on current standards are not reflected on the balance sheet), but will recognize expenses similar to current lease accounting. The new guidance also requires companies to provide expanded disclosures regarding leasing arrangements. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The new guidance must be adopted using a modified retrospective transition method. The Partnership can choose to apply the new guidance at the beginning of the earliest period presented in the financial statements, or at the date of adoption, with a cumulative-effect adjustment to the opening balance of retained earnings and no recast of prior period results presented within the Partnership’s financial statements. The Partnership has elected to apply the new guidance as of the date of adoption.
The Partnership has operating lease agreements for which it expects to recognize right of use asset and corresponding liabilities on its balance sheet upon adoption of the new guidance. The Partnership is currently finalizing its lease portfolio analysis which will result in an immaterial increase in total assets and liabilities in its consolidated balance sheets. The Partnership does not believe that the new guidance will have a material impact on its results of operations or cash flows. The new guidance provides practical expedients, which the Partnership is currently finalizing its evaluation.
In May 2014, the FASB issued accounting guidance (with subsequent targeted amendments) that will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that revenue recognized from a transaction or event that arises from a contract with a customer should reflect the consideration to which an entity expects to be entitled in exchange for goods or services provided. To achieve that core principle, the new guidance sets forth a five-step revenue recognition model that will need to be applied consistently to all contracts with customers, except those that are within the scope of other topics in the Accounting Standards Codification (“ASC”). Also required are enhanced disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The enhanced disclosures include qualitative and quantitative information about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized related to the costs to obtain or fulfill a contract. The new requirements are effective for annual reporting periods beginning after December 15, 2017. The Partnership evaluated the key aspects of its revenue streams for impact under the new guidance and performed a detailed analysis of its customer agreements to quantify the changes under the guidance. The Partnership concluded that the guidance did not have a material impact on its existing revenue recognition practices upon adoption on January 1, 2018. The Partnership implemented the guidance under the modified retrospective transition method of adoption. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The impact of adoption of the new revenue recognition guidance was immaterial for the year ended December 31, 2018, and there was no transition adjustment required upon adoption. See Note 5 to these financial statements for additional disclosures required by the new guidance.

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

5. Revenue from Contracts with Customers:
As described in Note 3, the Partnership applies the five-step revenue recognition model to each contract with its customers.
Evidence of a contract between the Partnership and its customers may take the form of a master service agreement (“MSA”), a MSA in combination with an underlying purchase order, a combination of a pricing quote with an underlying purchase order or an individual purchase order received from a customer. The Partnership and certain of its customers enter into MSAs that establish the terms, including prices, under which orders to purchase goods may be placed. In cases where the MSA contains a distinct order for goods or contains an enforceable minimum quantity to be purchased by the customer, the Partnership considers the MSA to be evidence of a contract between the Partnership and its customer as the MSA creates enforceable rights and obligations. In cases where the MSA does not contain a distinct order for goods, the Partnership’s contract with a customer is the purchase order issued under the MSA. Customers of the Partnership may also negotiate orders via pricing quotes, which typically detail product pricing, delivery terms and payment information. When a customer procures goods under this method, the Partnership considers the combination of the pricing quote and the purchase order to create enforceable rights and obligations. Absent either a MSA or pricing quote, the Partnership considers an individual purchase order to create enforceable rights and obligations.
The Partnership identifies a performance obligation in a contract for each promised good that is separately identifiable from other promises in the contract and for which the customer can benefit from the good. The Partnership’s contracts have a single performance obligation, which is the promise to transfer individual goods to the customer. Single performance obligations are satisfied according to the shipping terms noted within the MSA or purchase order.
As described above, the Partnership’s MSAs with its customers may outline prices for individual products or contract provisions. Revenue from product sales are recorded at the sales price, which includes estimates of variable consideration for which reserves are established and which result from discounts, returns or other allowances that are offered within contracts between the Partnership and its customers.
The Partnership recognizes revenues when performance obligations under the terms of a contract with its customer are satisfied, which generally occurs at a point in time by transferring control of a product to the customer. The Partnership determines the point in time when a customer obtains control of a product and the Partnership satisfies the performance obligation by considering factors including when the Partnership has a right to payment for the product, the customer has legal title to the product, the Partnership has transferred possession of the product, the customer has assumed the risks and rewards of ownership of the product and the customer has accepted the product. Revenue is measured as the amount of consideration the Partnership expects to receive in exchange for transferring goods. The Partnership does not have any significant payment terms as payment is received at, or shortly after, the point of sale.
Contract Assets and Liabilities
A contract asset is a right to consideration in exchange for goods that the Partnership has transferred to a customer when that right is conditional on something other than the passage of time. A contract liability exists when the Partnership receives consideration in advance of performance obligations. The Partnership has not recorded any contract assets or contract liabilities on its balance sheet as of December 31, 2018.
Practical Expedients and Accounting Policy Elections
The Partnership has elected to use certain practical expedients and has made certain accounting policy elections as permitted under the new revenue recognition guidance. Certain of the Partnership’s contracts with customers are based on an individual purchase order; thus, the duration of these contracts are for one year or less. The Partnership has made an accounting policy election to omit certain disclosures related to remaining performance obligations for contracts which have an initial term of one year or less.

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

The Partnership uses an output method to recognize revenues related to performance obligations. These performance obligations, as described above, are satisfied within a calendar year. As such, the Partnership has elected to utilize the “as-invoiced” practical expedient, which permits the Partnership to recognize revenue in the amount to which it has a right to invoice the customer, provided that the amount corresponds directly with the value provided by the performance obligation as completed to date.
When the Partnership performs shipping and handling activities after the transfer of control to the customer (e.g. when control transfers prior to delivery), they are considered fulfillment activities as opposed to separate performance obligations, and the Partnership recognizes revenue upon the transfer of control to the customer. Accordingly, the costs associated with these shipping and handling activities are accrued when the related revenue is recognized under the Partnership’s policy election. The Partnership expenses incremental costs of obtaining a contract as incurred if the expected amortization period of the asset that the Partnership would have recognized is one year or less. Sales, value added and other taxes the Partnership collects concurrent with revenue producing activities are excluded from revenues.
Disaggregated Revenue
The following table disaggregates the Partnership’s sales by end use for the year ended December 31, 2018:

End Use	Total

Fuels and Emission Controls	$219,249

Packaging & Engineered Plastics	94,125

Total	$313,374

6. Accounts Receivable and Allowance for Doubtful Accounts:
The components of accounts receivable are as follows:

	December 31,
	2018	2017
Trade accounts receivable	$54,795	$69,876
Allowance	(534)	(737)
	$54,261	$69,139

7. Inventories:
Inventories were classified and valued as follows:

	December 31,
	2018	2017
Finished products and work in process	$84,794	$92,905
Raw materials and containers	8,095	5,533
	$92,889	$98,438

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

8. Property, Plant and Equipment:
A summary of property, plant and equipment, at cost, and related accumulated depreciation is as follows:

	December 31,
	2018	2017
Land and buildings	$49,609	$49,508
Machinery and equipment	180,415	179,933
Construction in progress	18,632	6,468
	248,656	235,909
Less: accumulated depreciation	(114,846)	(103,651)
	$133,810	$132,258

Depreciation expense was $16,260, $13,580 and $12,628 for the years ended December 31, 2018, 2017, and 2016, respectively. Disposal of assets reduced PP&E and accumulated depreciation by $5,166, $7,299, and $314, respectively with a $101, $178, and $26 reduction to earnings for the years ended December 31, 2018, 2017, and 2016, respectively.
9. Other Current Liabilities:
A summary of other current liabilities is as follows:

	December 31,
	2018	2017
Accrued royalties and license fees	$4,419	$2,862
Accrued commissions	1,225	819
Accrued other	407	1,192
	$6,051	$4,873

10. Revolver:
On March 2, 2016, the Partnership entered into a five-year revolving line of credit facility of $60,000, which carries an initial interest rate of LIBOR. The agreement expires on March 1, 2021. The interest rate on the facility is LIBOR plus an interest margin ranging from 0.75% to 1.00% per annum based on the Partnership’s debt to EBITDA ratio. A commitment fee is paid to the bank for this agreement. As of December 31, 2018, availability under this agreement was $60,000.
The revolving credit agreement contains certain restrictions and covenants that require the Partnership to maintain a minimum partners’ equity, as defined, of $100,000 plus 10% of net income, and a minimum EBITDA of $40,000 on a last twelve month basis measured quarterly. The Partnership was in compliance with all covenants during 2018.
Cash payments for interest were approximately $101, $108 and $180 for the years ended December 31, 2018, 2017 and 2016, respectively.
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction. The carrying amount of the revolving line of credit approximates fair value because it is a short- term liquidity tool to fund operations, which is drawn down and paid back with cash generated from operations.
11. Partners’ Contributions:
In accordance with the Agreement, in the event that cash flow from operations is insufficient to meet the Partnership’s requirements, following a majority vote by the Management Committee of the Partnership to request capital from the partners, the partners will provide additional capital to enable the Partnership to meet its obligations. No such contributions

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

were made during the years ended December 31, 2018, 2017, or 2016 as the Partnership had the ability to finance operations through cash flow from operations and borrowings under the Partnership’s revolving line of credit facility.
12. Income Taxes:
As a partnership, Zeolyst International is not liable for the payment of taxes on income in the U.S. Net income and losses are allocated to the respective partners on an annual basis, and it is the partners’ responsibility to pay income taxes, if any, thereon according to their respective tax positions.
13. Commitments and Contingent Liabilities:
In 1998, the Partnership entered into a ten year tolling agreement (“the Tolling Agreement”) with CRI Belgium, a related party, for the manufacture of specialty extruded products. Effective January 2004, the 1998 Tolling Agreement was replaced by a new evergreen ten-year tolling agreement with CRI Belgium. Both parties can terminate this agreement without cause with twenty-four months’ notice. The Partnership pays CRI Belgium a daily charge rate based on the actual days of production. This charge is included in related party cost of goods sold and totaled $23,381, $19,241 and $18,330 for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, for certain capital expenditures, that are beneficial to the Partnership, the parties will mutually agree on future adjustments to the daily charge rates or propose an alternative method of the Partnership’s contribution to those costs.
During 2007, the Partnership entered into a License Agreement with a third party to obtain exclusive licensing rights to use the technology in the manufacturing, using and selling of Powder catalyst and Shaped catalyst. The consideration for the licensing rights includes (1) a down payment of $3,200 payable in six annual installments to acquire the product license, and (2) royalty payments at a rate of 10% of the Powder and Shaped Net Sale price during the royalty period. The $3,200 is payable as follows: $500 was paid at the date of the agreement, $500 at first, second, and third anniversaries of the agreement, and $600 at the fourth and fifth anniversary of the agreement. The product license intangible is being amortized over the life of the agreement on a straight-line basis, which is estimated to be 15 years. Amortization expense of $213 was recognized in 2018, 2017 and 2016. The royalty period of 10 years began in 2013, immediately after the date on which the Partnership had cumulatively produced the first 250 metric tons of Powder and Shaped catalyst. If at the end of the Royalty Period, the cumulative of running royalties actually paid by the Partnership is less than $3,000, the Partnership will be obligated to pay the difference between the $3,000 and the actual cumulative running royalty amount. As of December 31, 2018 and 2017 there were $2,153 and $2,283, respectively, liabilities recorded related to this agreement.
During 2013 the Partnership entered into a Sublicense Agreement with a third party to obtain patent and know-how licensing rights to make, use, import, and sell the Licensed Process and Products in the Licensed field. The consideration for the licensing rights includes a payment of $1,500 payable in three installments. The $1,500 is payable as follows: $500 will be paid at the date of the first successful sale of commercialized product, or 36 months from execution of the license agreement, $500 after sale of 0.5 million pounds of product, or 48 months from execution of the license agreement, and $500 after sale of 1.0 million pounds of product, or 60 months from execution of the license agreement. In October 2016, the agreement was amended to extend payment terms. The payment of $1,500 is payable as follows: $500 will be paid at the date of the first successful sale of commercialized product, or 69 months from execution of the license agreement, $500 after sale of 0.5 million pounds of product, or 81 months from execution of the license agreement, and $500 after sale of 1.0 million pounds of product, or 93 months from execution of the license agreement. The product license intangible will be amortized prospectively with this change in estimated life. Amortization expense of $12, $36 and $225 was recognized in the years ending December 31, 2018, 2017 and 2016, respectively. This agreement was terminated in 2018 with no payments due to third party. Amortization credit of $1,448 was recognized in the year ending December 31, 2018.
14. Related Party Transactions:
Policies and Procedures
The Partnership maintains certain policies and procedures for the review, approval, and ratification of related party transactions. All significant relationships and transactions are separately identified by management if they meet the definition of a related party or a related party transaction. Related party transactions include transactions that occurred during the year, in which the Partnership was or will be a participant and which any related person had or will have a direct or indirect

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

material interest. Due to the nature of the Partnership, material related party transactions are identified on a transaction-based approach. The types of transactions identified and reviewed include, but are not limited to, sales of products, purchases of inventory, tolling costs, sales and marketing costs, research and development, and management-related fees. All related party transactions are reviewed, approved and documented by the appropriate level of the Partnership’s management in accordance with these policies and procedures.
PQ
Under the terms of the Agreement, the Partnership leases certain land used in its Kansas City production facilities from PQ. This lease, which has been recorded as an operating lease, provided for rental payments of $295, $295, and $280 for the years ended December 31, 2018, 2017 and 2016, respectively. The rent expense is included in the related party cost of goods sold line item in the accompanying statements of operations. The terms of this lease are evergreen as long as the Partnership agreement is in place. The Partnership recognized sales to PQ of $645, $2,475, and $1,191 in the years ended December 31, 2018, 2017, and 2016, respectively. The Partnership purchases certain of its raw materials from PQ and is charged for various manufacturing costs incurred at the PQ Kansas City production facility. The amount of these costs charged to the Partnership during the years ended December 31, 2018, 2017 and 2016 were $16,869, $17,470 and $15,514, respectively. These costs are a component of production costs and are included in the related party cost of goods sold line item in the accompanying statements of operations when the inventory is sold. Certain administrative, marketing, engineering, management-related, and research and development services are provided to the Partnership by PQ. During the years ended December 31, 2018, 2017 and 2016, the Partnership was charged $12,727, $12,248 and $12,325, respectively, for these services. These amounts are included in the related party selling, general and administrative line item in the accompanying statements of operations. In addition, certain product demonstration costs of $1,768, $2,175 and $2,169 during the years ended December 31, 2018, 2017 and 2016, respectively, were recorded in the related party cost of goods sold line of the accompanying statements of operations.
At December 31, 2018 and 2017, the accounts payable to affiliates consisted of $3,047 and $2,594 due to PQ. Included in trade accounts receivable at December 31, 2018 and 2017 was $360 and $69, respectively due from PQ.
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
CRI and Royal Dutch Shell Affiliates
Royal Dutch Shell affiliates include CRI, Criterion, Shell Development Company, Shell Research and Technology Center-Amsterdam, CRI Center Marketing Asia Pacific, Shell International Oil Products, CRI Belgium and CRI Technology Services. As described in Note 2, a significant portion of the Partnership’s sales are transacted through Criterion. During the years ended December 31, 2018, 2017 and 2016 the Partnership recognized sales transacted through Criterion of $103,646, $106,325 and $92,463, respectively. The Partnership purchases certain of its raw materials and is charged for tolling, customer distribution and packaging costs incurred by Criterion. The amount of these costs charged to the Partnership during the years ended December 31, 2018, 2017 and 2016 were $31,383, $23,965 and $22,364, respectively. These costs are a component of production costs and are included in the related party cost of goods sold line item in the accompanying statements of operations when the inventory is sold. Certain engineering, management-related, broker-related, and research and development services are provided to the Partnership by CRI and Royal Dutch Shell affiliates. During the years ended December 31, 2018, 2017 and 2016, the Partnership was charged $22,908, $19,496 and $21,694, respectively, for these services. These amounts are included in the related party selling, general and administrative line item in the accompanying statements of operations.
At December 31, 2018 and 2017, the accounts payable to affiliates balance consisted of $8,873 and $7,428, respectively, due to CRI and Shell affiliates. Included in trade accounts receivable at December 31, 2018 and 2017 was $26,907 and $43,768, respectively, of receivables related to sales transacted through Criterion, as described above.

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

Zeolyst C.V.
Zeolyst C.V. is a limited partnership formed in 1993 pursuant to a joint venture agreement between PQ Zeolites B.V. and CRI for the purpose of the production of Zeolite powders. The Partnership entered into an agreement with Zeolyst C.V. to purchase Zeolite powders manufactured by Zeolyst C.V. Under the terms of the agreement, products manufactured by Zeolyst C.V. are supplied solely to the Partnership. The Partnership has performed a qualitative and quantitative analysis and concluded that for Zeolyst C.V. for which it holds a variable interest but will not absorb a majority of the expected losses or residual returns, the Partnership is not the primary beneficiary and therefore, this VIE was not consolidated in the Partnership’s consolidated financial statements. The Partnership has no unfunded commitments or guarantees as a result of its involvement with Zeolyst C.V. The total carrying value of assets and liabilities for Zeolyst C.V was $125,412 and $9,636 as of December 31, 2018 and was $120,866 and $11,986 as of December 31, 2017, respectively. The Partnership currently does not have any exposure to any losses by Zeolyst C.V. The Partnership has purchased $49,338, $37,087 and $37,989 through the sales agreement during the years ended December 31, 2018, 2017 and 2016, respectively. These costs are a component of production costs and are included in the related party cost of goods sold line item in the accompanying statements of operations when the inventory is sold.
At December 31, 2018 and 2017, the accounts receivable from affiliates balance consisted of $1,895 and $2,475, respectively, due from Zeolyst C.V.
15. Subsequent Events:
The Partnership has evaluated subsequent events from the balance sheet date through March 1, 2019 and determined there are no further items to disclose.