Form 10-Q
period 2019-03-31
PQ Group Holdings Inc.
filed 2019-05-10
CIK 1708035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	PQG	New York Stock Exchange
The number of shares of common stock outstanding as of May 6, 2019 was 135,732,810.

PQ GROUP HOLDINGS INC.

INDEX—FORM 10-Q
March 31, 2019

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended March 31,
	2019	2018
Sales	$359,221	$366,197
Cost of goods sold	278,311	288,076
Gross profit	80,910	78,121
Selling, general and administrative expenses	40,708	40,618
Other operating expense, net	10,739	9,314
Operating income	29,463	28,189
Equity in net (income) from affiliated companies	(2,064)	(11,852)
Interest expense, net	28,618	29,163
Debt extinguishment costs	—	5,879
Other (income) expense, net	(2,979)	4,972
Income before income taxes and noncontrolling interest	5,888	27
Provision (benefit) for income taxes	2,447	(529)
Net income	3,441	556
Less: Net income attributable to the noncontrolling interest	290	342
Net income attributable to PQ Group Holdings Inc.	$3,151	$214

Net income per share:
Basic income per share	$0.02	$—
Diluted income per share	$0.02	$—

Weighted average shares outstanding:
Basic	133,946,308	133,154,144
Diluted	134,894,354	133,884,983
See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended March 31,
	2019	2018
Net income	$3,441	$556
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits	(30)	(18)
Net (loss) gain from hedging activities	(1,552)	2,183
Foreign currency translation	7,167	8,671
Total other comprehensive income	5,585	10,836
Comprehensive income	9,026	11,392
Less: Comprehensive income attributable to noncontrolling interests	605	1,646
Comprehensive income attributable to PQ Group Holdings Inc.	$8,421	$9,746

See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$52,341	$57,854
Receivables, net	195,662	196,770
Inventories	283,549	264,748
Prepaid and other current assets	38,780	39,244
Total current assets	570,332	558,616
Investments in affiliated companies	464,128	468,211
Property, plant and equipment, net	1,201,962	1,208,979
Goodwill	1,257,034	1,254,929
Other intangible assets, net	714,113	728,436
Right-of-use lease asset	57,173	—
Other long-term assets	117,534	108,254
Total assets	$4,382,276	$4,327,425
LIABILITIES
Notes payable and current maturities of long-term debt	$10,712	$7,237
Accounts payable	136,356	148,365
Operating lease liabilities—current	14,482	—
Accrued liabilities	101,259	100,009
Total current liabilities	262,809	255,611
Long-term debt, excluding current portion	2,103,070	2,106,720
Deferred income taxes	197,552	196,124
Operating lease liabilities—noncurrent	40,971	—
Other long-term liabilities	102,602	104,825
Total liabilities	2,707,004	2,663,280
Commitments and contingencies (Note 16)
EQUITY
Common stock ($0.01 par); authorized shares 450,000,000; issued shares 135,982,601 and 135,758,269 on March 31, 2019 and December 31, 2018, respectively; outstanding shares 135,727,810 and 135,592,045 on March 31, 2019 and December 31, 2018, respectively	1,360	1,358
Preferred stock ($0.01 par); authorized shares 50,000,000; no shares issued or outstanding on March 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	1,678,316	1,674,703
Retained earnings	26,625	25,523
Treasury stock, at cost; shares 254,791 and 166,224 on March 31, 2019 and December 31, 2018, respectively	(4,259)	(2,920)
Accumulated other comprehensive loss	(31,960)	(39,104)
Total PQ Group Holdings Inc. equity	1,670,082	1,659,560
Noncontrolling interest	5,190	4,585
Total equity	1,675,272	1,664,145
Total liabilities and equity	$4,382,276	$4,327,425

See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock, at cost	Accumulated other comprehensive income (loss)	Non- controlling interest	Total
Balance, December 31, 2018, as previously reported	$1,358	$1,674,703	$25,523	$(2,920)	$(39,104)	$4,585	$1,664,145
Cumulative effect adjustment from adoption of new accounting standards	—	—	(2,049)	—	1,874	—	(175)
Balance, December 31, 2018, as adjusted	1,358	1,674,703	23,474	(2,920)	(37,230)	4,585	1,663,970
Net income	—	—	3,151	—	—	290	3,441
Other comprehensive income	—	—	—	—	5,270	315	5,585
Repurchases of common shares	—	—	—	(1,339)	—	—	(1,339)
Stock compensation expense	—	3,400	—	—	—	—	3,400
Shares issued under equity incentive plan, net of forfeitures	2	213	—	—	—	—	215
Balance, March 31, 2019	$1,360	$1,678,316	$26,625	$(4,259)	$(31,960)	$5,190	$1,675,272

	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock, at cost	Accumulated other comprehensive income (loss)	Non- controlling interest	Total
Balance, December 31, 2017	$1,352	$1,655,114	$(32,777)	$—	$4,311	$3,919	$1,631,919
Net income	—	—	214	—	—	342	556
Other comprehensive income	—	—	—	—	9,532	1,304	10,836
Repurchases of common shares	—	—	—	(58)	—	—	(58)
Stock compensation expense	—	3,831	—	—	—	—	3,831
Balance, March 31, 2018	$1,352	$1,658,945	$(32,563)	$(58)	$13,843	$5,565	$1,647,084

See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$3,441	$556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,154	34,903
Amortization	12,740	13,585
Amortization of inventory step-up	—	1,603
Amortization of deferred financing costs and original issue discount	1,401	1,559
Debt extinguishment costs	—	3,755
Foreign currency exchange (gain) loss	(2,689)	5,063
Pension and postretirement healthcare benefit expense	1,176	816
Pension and postretirement healthcare benefit funding	(3,372)	(3,406)
Deferred income tax provision (benefit)	1,181	(2,607)
Net loss on asset disposals	820	1,152
Stock compensation	3,400	3,831
Equity in net (income) from affiliated companies	(2,064)	(11,852)
Dividends received from affiliated companies	5,000	10,819
Net interest income on swaps designated as net investment hedges	(3,890)	—
Other, net	(3,644)	(2,928)
Working capital changes that provided (used) cash:
Receivables	1,121	(11,065)
Inventories	(19,152)	(19,539)
Prepaids and other current assets	2,890	(4,712)
Accounts payable	(3,898)	(7,044)
Accrued liabilities	(777)	7,546
Net cash provided by operating activities	26,838	22,035
Cash flows from investing activities:
Purchases of property, plant and equipment	(33,627)	(33,344)
Net interest proceeds on swaps designated as net investment hedges	3,890	—
Other, net	470	209
Net cash used in investing activities	(29,267)	(33,135)
Cash flows from financing activities:
Draw down of revolving credit facilities	32,381	38,570
Repayments of revolving credit facilities	(28,888)	(32,109)
Issuance of long-term debt	—	1,267,000
Debt issuance costs	—	(6,395)
Repayments of long-term debt	(5,000)	(1,261,624)
Stock repurchases	(1,339)	(58)
Other, net	294	—
Net cash (used in) provided by financing activities	(2,552)	5,384
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(660)	(1,511)
Net change in cash, cash equivalents and restricted cash	(5,641)	(7,227)
Cash, cash equivalents and restricted cash at beginning of period	59,726	67,243
Cash, cash equivalents and restricted cash at end of period	$54,085	$60,016

For supplemental cash flow disclosures, see Note 20.
See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

1. Background and Basis of Presentation:
Description of Business
PQ Group Holdings Inc. and subsidiaries (the “Company” or “PQ Group Holdings”) is a leading integrated and innovative global provider of specialty catalysts, materials and chemicals, and services. The Company supports customers globally through its strategically located network of manufacturing facilities. The Company believes that its products, which are predominantly inorganic, and services contribute to improving the sustainability of the environment.
The Company has four uniquely positioned specialty businesses: Refining Services provides sulfuric acid recycling to the North American refining industry; Catalysts serves the global refining, petrochemical and emissions control industries; Performance Materials produces transportation reflective safety markings for roads and airports; and Performance Chemicals supplies diverse product end uses, including personal and industrial cleaning products, fuel-efficient tires, surface coatings, and food and beverage products.
Effective March 1, 2019, the Company changed the structure of its internal organization to create the four independent businesses described above in order to promote increased visibility to business unit performance, optimize the Company’s product portfolio and create efficiencies. Previously, the Company had two reportable segments, namely the Environmental Catalysts and Services segment and the Performance Materials and Chemicals segment. Beginning with the quarter ended March 31, 2019, the segment results and disclosures included in the Company’s consolidated financial statements reflect the new segment structure for all periods presented. The changes to the Company’s segment structure affect only the manner in which the results of the Company’s reportable segments were previously reported; there are no changes to the Company’s consolidated balance sheet, statement of income or cash flows for the prior periods. For the purposes of the Company’s goodwill impairment testing, the four new operating segments align with the Company’s reporting units at which level goodwill has been assigned and historically tested for impairment.
Seasonal changes and weather conditions typically affect the Company’s Performance Materials and Refining Services segments. In particular, the Company’s Performance Materials segment generally experiences lower sales and profit in the first and fourth quarters of the year because highway striping projects typically occur during warmer weather months. Additionally, the Company’s Refining Services segment typically experiences similar seasonal fluctuations as a result of higher demand for gasoline products in the summer months. As a result, working capital requirements tend to be higher in the first and second quarters of the year, which can adversely affect the Company’s liquidity and cash flows. Because of this seasonality associated with certain of the Company’s segments, results for any one quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full year.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations for interim reporting. In the opinion of management, all adjustments of a normal and recurring nature necessary to state fairly the financial position and results of operations have been included. The results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Other than the update to our lease accounting policies described in Note 11, the Company has continued to follow the accounting policies set forth in those consolidated financial statements.
2. New Accounting Standards:
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance (with subsequent targeted amendments) that modifies the accounting for leases. Under the new guidance, a lessee will recognize right-of-use lease assets and lease liabilities for most leases (including those classified under existing GAAP as operating leases, which based on previous standards are not reflected on the balance sheet), but will recognize expenses in a manner that is generally consistent with existing practices. The new guidance also requires companies to provide expanded disclosures regarding leasing arrangements. For public companies, the new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The new guidance must be adopted using a modified retrospective transition method.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The Company adopted the new lease guidance effective January 1, 2019 as required using the modified retrospective transition method and applied the provisions of the guidance at the effective date with a cumulative-effect adjustment to the opening balance of retained earnings without adjusting the comparative periods presented. The new guidance provides practical expedients and allows for certain policy elections with regard to the Company’s lease population. The Company has elected the short term lease accounting policy and will not record right-of-use lease assets or lease liabilities for leases with an initial term of twelve months or less. Additionally, the Company has elected to utilize the portfolio approach to apply incremental borrowing rates to its leases. The Company has elected the package of practical expedients which provides the Company with the ability to bypass reassessment of the following for leases existing at the date of adoption: (1) whether any existing contracts are, or contain, leases; (2) the lease classification for any existing leases; and (3) initial direct costs for any existing leases. The Company also elected the land easement practical expedient to carry forward existing accounting treatment on existing land easements.
Adoption of the new lease guidance resulted in the recognition of right-of-use lease assets of $60,726, which included $57,832 of right-of-use lease assets related to lease commitments and $2,895 related to the reclassification of favorable lease contracts, and lease liabilities of $58,929. The new guidance had no impact on the Company’s operating results or liquidity upon adoption. Disclosures related to the Company’s leases are included in Note 11 to these condensed consolidated financial statements.
In February 2018, the FASB issued guidance which permits entities to make a one-time election to reclassify the residual (“stranded”) income tax effects included in accumulated other comprehensive income (“AOCI”) to beginning retained earnings as a result of tax reform legislation enacted by the U.S. government on December 22, 2017. The standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Prior to the enactment of the tax reform legislation on December 22, 2017, the Company had amounts recorded in AOCI related to its domestic pension, postretirement and supplementary benefit plans and cash flow hedging relationships that were based on pre-enactment tax rates, which were included in AOCI at the adoption date of the new guidance. The Company adopted the new guidance effective January 1, 2019 as required, and reclassified the income tax effects stranded in AOCI of $1,874 from AOCI to beginning retained earnings.
In June 2018, the FASB issued guidance which conforms the accounting for the issuance of all share-based payments using the same accounting model. Previously, the accounting for share-based payments to non-employees was covered under a different framework than those made to employees. Under the new guidance, awards to both employees and non-employees will essentially follow the same model, with small variations related to determining the term assumption when valuing a non-employee award as well as a different expense attribution model for non-employee awards. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company adopted the new guidance on January 1, 2019 as required, with no material impact on its consolidated financial statements upon adoption.
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
3. Revenue from Contracts with Customers:
Disaggregated Revenue
The Company’s primary means of disaggregating revenues is by reportable segments, which can be found in Note 17 to these condensed consolidated financial statements.
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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following tables disaggregate the Company’s sales, by segment and end use, for the three months ended March 31, 2019 and 2018:

	Three months ended March 31, 2019
	Refining Services	Catalysts	Performance Materials	Performance Chemicals	Total
Industrial & process chemicals	$18,402	$276	$13,028	$59,652	$91,358
Fuels & emission control (1)	57,690	—	—	—	57,690
Packaging & engineered plastics	12,689	15,590	17,382	14,730	60,391
Highway safety & construction (1)	—	—	27,360	21,938	49,298
Consumer products	—	—	—	68,509	68,509
Natural resources	17,063	—	3,319	15,633	36,015
Total segment sales	105,844	15,866	61,089	180,462	363,261
Eliminations	(887)	(276)	(48)	(2,829)	(4,040)
Total	$104,957	$15,590	$61,041	$177,633	$359,221

	Three months ended March 31, 2018
	Refining Services	Catalysts	Performance Materials	Performance Chemicals	Total
Industrial & process chemicals	$17,039	$—	$12,518	$65,636	$95,193
Fuels & emission control (1)	55,997	—	—	—	55,997
Packaging & engineered plastics	11,770	16,473	19,892	11,916	60,051
Highway safety & construction (1)	—	—	26,659	20,486	47,145
Consumer products	—	—	—	76,730	76,730
Natural resources	15,908	—	3,673	15,195	34,776
Total segment sales	100,714	16,473	62,742	189,963	369,892
Eliminations	(812)	—	(72)	(2,811)	(3,695)
Total	$99,902	$16,473	$62,670	$187,152	$366,197

(1)	As described in Note 1, the Company experiences seasonal sales fluctuations to customers in the fuels & emission control and highway safety & construction end uses.
Contract Assets and Liabilities
A contract asset is a right to consideration in exchange for goods that the Company has transferred to a customer when that right is conditional on something other than the passage of time. A contract liability exists when the Company receives consideration in advance of performance obligations. The Company has not recorded any contract assets or contract liabilities on its condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018.
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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts (Note 13)	$27,994	$—	$27,994	$—
Restoration plan assets	4,422	4,422	—	—
Total	$32,416	$4,422	$27,994	$—

Liabilities:
Derivative contracts (Note 13)	$2,892	$—	$2,892	$—

	December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts (Note 13)	$20,768	$—	$20,768	$—
Restoration plan assets	4,244	4,244	—	—
Total	$25,012	$4,244	$20,768	$—

Liabilities:
Derivative contracts (Note 13)	$2,026	$—	$2,026	$—

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

Restoration plan assets
The fair values of the Company’s restoration plan assets are determined through quoted prices in active markets. Restoration plan assets are assets held in a Rabbi trust to fund the obligations of the Company’s defined benefit supplementary retirement plans and include various stock and fixed income mutual funds. See Note 15 to these condensed consolidated financial statements regarding defined supplementary retirement plans. The Company’s restoration plan assets are included in other long-term assets on its condensed consolidated balance sheets. Gains and losses related to these investments are included in other expense, net in the Company’s condensed consolidated statements of income. Unrealized gains and losses associated with the underlying stock and fixed income mutual funds were immaterial as of March 31, 2019 and December 31, 2018, respectively.
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
5. Accumulated Other Comprehensive Income:
The following tables present the tax effects of each component of other comprehensive income for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019			2018
	Pre-tax amount	Tax benefit/(expense)	After-tax amount	Pre-tax amount	Tax benefit/(expense)	After-tax amount
Defined benefit and other postretirement plans:
Amortization and unrealized losses	$(40)	$10	$(30)	$(24)	$6	$(18)
Benefit plans, net	(40)	10	(30)	(24)	6	(18)
Net (loss) gain from hedging activities	(2,070)	518	(1,552)	2,912	(729)	2,183
Foreign currency translation	9,282	(2,115)	7,167	10,114	(1,443)	8,671
Other comprehensive income	$7,172	$(1,587)	$5,585	$13,002	$(2,166)	$10,836

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following table presents the change in accumulated other comprehensive income (loss), net of tax, by component for the three months ended March 31, 2019 and 2018:

	Defined benefit and other postretirement plans	Net gain (loss) from hedging activities	Foreign currency translation	Total
December 31, 2018	$(546)	$637	$(39,195)	$(39,104)
Other comprehensive income (loss) before reclassifications	1	(1,501)	6,852	5,352
Amounts reclassified from accumulated other comprehensive income(1)	(31)	(51)	—	(82)
Net current period other comprehensive income (loss)	(30)	(1,552)	6,852	5,270
Cumulative adjustment from adoption of stranded OCI standard	1,684	190	—	1,874
March 31, 2019	$1,108	$(725)	$(32,343)	$(31,960)

December 31, 2017	$7,412	$967	$(4,068)	$4,311
Other comprehensive income (loss) before reclassifications	(4)	2,178	7,367	9,541
Amounts reclassified from accumulated other comprehensive income(1)	(14)	5	—	(9)
Net current period other comprehensive income (loss)	(18)	2,183	7,367	9,532
March 31, 2018	$7,394	$3,150	$3,299	$13,843

(1)	See the following table for details about these reclassifications. Amounts in parentheses indicate credits to profit/loss.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following table presents the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2019 and 2018:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income(a)		Affected Line Item in the Statements of Income
	Three months ended March 31,
	2019	2018
Defined benefit and other postretirement plans
Amortization of prior service credit	$(33)	$(19)	(b)
Amortization of net (gain) loss	(8)	2	(b)
	(41)	(17)	Total before tax
	10	3	Tax expense (benefit)
	$(31)	$(14)	Net of tax

Net (gain) loss from hedging activities
Interest rate caps	$123	$35	Interest expense
Natural gas swaps	(191)	(28)	Cost of goods sold
	(68)	7	Total before tax
	17	(2)	Tax expense (benefit)
	$(51)	$5	Net of tax

Total reclassifications for the period	$(82)	$(9)	Net of tax

(a)	Amounts in parentheses indicate credits to profit/loss.

(b)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost (see Note 15 to these condensed consolidated financial statements for additional details).

6. Goodwill:
The change in the carrying amount of goodwill for the three months ended March 31, 2019 is summarized as follows:

	Refining Services	Catalysts	Performance Materials	Performance Chemicals	Total
Balance as of December 31, 2018	$311,892	$77,759	$274,947	$590,331	$1,254,929
Foreign exchange impact	—	693	418	994	2,105
Balance as of March 31, 2019	$311,892	$78,452	$275,365	$591,325	$1,257,034

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

7. Other Operating Expense, Net:
A summary of other operating expense, net is as follows:

	Three months ended March 31,
	2019	2018
Amortization expense	$8,664	$8,949
Net loss on asset disposals(1)	820	1,152
Insurance recoveries(1)	—	(1,244)
Environmental related costs	479	89
Other, net	776	368
	$10,739	$9,314

(1)
During the three months ended March 31, 2018, the Company recognized $1,500 of insurance recoveries in its condensed consolidated statement of income related to the Company’s claim for losses sustained during Hurricane Harvey in August 2017. Of this amount, $1,244 was recorded as a gain in other operating expense, net, as reimbursement of expenses, $207 was recorded as a gain in net loss on asset disposals within other operating expense, net, for the Company’s previously recognized property losses, and $49 represented recoveries in excess of the Company’s property losses which was recorded as a non-operating gain in other expense, net, in the Company’s condensed consolidated statement of income.

8. Inventories:
Inventories are classified and valued as follows:

	March 31, 2019	December 31, 2018
Finished products and work in process	$228,874	$206,188
Raw materials	54,675	58,560
	$283,549	$264,748

Valued at lower of cost or market:
LIFO basis	$171,967	$160,863
Valued at lower of cost and net realizable value:
FIFO or average cost basis	111,582	103,885
	$283,549	$264,748

9. Investments in Affiliated Companies:
The Company accounts for investments in affiliated companies under the equity method. Affiliated companies accounted for on the equity basis as of March 31, 2019 are as follows:

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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

Following is summarized information of the combined investments(1):

	Three months ended March 31,
	2019	2018
Sales	$68,094	$88,576
Gross profit	19,414	35,522
Operating income	9,207	26,041
Net income	9,240	27,022

(1)
Summarized information of the combined investments is presented at 100%; the Company’s share of the net assets and net income of affiliates is calculated based on the percent ownership specified in the table above.

The Company’s investments in affiliated companies balance as of March 31, 2019 and December 31, 2018 includes net purchase accounting fair value adjustments of 255,508 and $258,066, respectively, related to the series of transactions consummated on May 4, 2016 to reorganize and combine the businesses of PQ Holdings Inc. and Eco Services Operations LLC, consisting primarily of goodwill and intangible assets such as customer relationships, technical know-how and trade names. Consolidated equity in net income from affiliates is net of $2,558 and $1,658 of amortization expense related to purchase accounting fair value adjustments for the three months ended March 31, 2019 and 2018, respectively.
10. Property, Plant and Equipment:
A summary of property, plant and equipment, at cost, and related accumulated depreciation is as follows:

	March 31, 2019	December 31, 2018
Land	$190,948	$190,772
Buildings	213,810	212,284
Machinery and equipment	1,140,732	1,125,117
Construction in progress	105,830	102,185
	1,651,320	1,630,358
Less: accumulated depreciation	(449,358)	(421,379)
	$1,201,962	$1,208,979

Depreciation expense was $33,154 and $34,903 for the three months ended March 31, 2019 and 2018, respectively.
11. Leases:
The Company has operating and finance lease agreements with remaining lease terms as of March 31, 2019 up to 28 years, including leases of land, buildings, railcars, vehicles, manufacturing equipment and general office equipment. Some leases include options to terminate or extend for one or more years. These options are incorporated in the Company’s lease term when it is reasonably certain that the option will be exercised. Some leases include options to purchase, which the Company assesses under the guidance to determine if these leases should be classified as finance lease agreements.
When the Company enters into an arrangement, at inception, the Company determines if the arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. Some of the Company’s lease arrangements contain lease components (e.g. minimum rent payments) and non-lease components (e.g. maintenance). The Company accounts for the lease and non-lease components based on the estimated standalone price of each component. Certain of the Company’s lease agreements include rental payments that are adjusted periodically for an index or rate and these are initially measured using the index or rate in effect at the commencement date. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The Company recognizes a right-of-use lease asset and lease liability at the lease commencement date based on the present value of the remaining lease payments over the lease term using the Company’s incremental borrowing rate. The Company is required to use the rate of interest that it would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. When the Company is unable to readily determine the discount rate implicit in the lease agreement, the Company utilizes its incremental borrowing rate over the relevant lease term. Short-term leases, which have an initial term of twelve months or less, are not recorded on the Company’s balance sheet.
Lease expense for operating leases and financing leases is recognized on a straight-line basis over the lease term and is included in cost of goods sold or selling, general, and administrative expense on the condensed consolidated statements of income.
The table below presents the operating and finance right-of-use lease assets and lease liabilities recognized on the condensed consolidated balance sheet as of March 31, 2019:

	Classification	March 31, 2019
Assets
Operating lease assets	Right-of-use lease assets	$57,173
Finance lease assets	Property, plant and equipment, net	1,632
Total leased assets		$58,805

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities - current	$14,482
Finance lease liabilities	Accrued liabilities	162

Noncurrent:
Operating lease liabilities	Operating lease liabilities - noncurrent	40,971
Finance lease liabilities	Other long-term liabilities	474
Total lease liabilities		$56,089

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2019 are as follows:

March 31, 2019
Weighted average remaining lease term (in years):
Operating leases	5.62
Finance leases	3.39

Weighted average discount rate:
Operating leases	5.73%
Finance leases	4.67%

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

Maturities of lease liabilities as of March 31, 2019 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2019	$13,262	$152	$13,414
2020	14,492	202	14,694
2021	11,501	202	11,703
2022	8,366	124	8,490
2023	6,153	5	6,158
Thereafter	11,947	—	11,947
Total lease payments	65,721	685	66,406
Less: Interest	(10,268)	(49)	(10,317)
Present value of lease liabilities	$55,453	$636	$56,089

At December 31, 2018, future minimum payments under non-cancelable operating leases under previous lease guidance was as follows:

Year	Amount
2019	$18,457
2020	14,344
2021	11,432
2022	8,354
2023	6,198
Thereafter	17,477
$76,262

Operating lease costs of $4,679 are included in cost of goods sold and in selling, general and administrative expenses for the three months ended March 31, 2019. Finance lease, short-term lease and variable lease costs for the three months ended March 31, 2019 were not material. Lease income is not material to the results of operations for the three months ended March 31, 2019.
The following table presents other information related to our operating and finance leases and the impact on the Company’s condensed consolidated statement of cash flows:

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Payments on operating leases included in operating cash flows	$3,978
Interest payments under finance lease obligations included in operating cash flows	$9
Principal payments under finance lease obligations included in financing cash flows	$48

Right-of-use assets obtained in exchange for new lease liabilities (non-cash):
Operating leases	$508
Finance leases	$—

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

12. Long-term Debt:
The summary of long-term debt is as follows:

	March 31, 2019	December 31, 2018
Term Loan Facility	$1,157,498	$1,157,498
6.75% Senior Secured Notes due 2022	625,000	625,000
5.75% Senior Unsecured Notes due 2025	295,000	300,000
ABL Facility	2,000	—
Other	67,266	65,925
Total debt	2,146,764	2,148,423
Original issue discount	(17,915)	(18,584)
Deferred financing costs	(15,067)	(15,882)
Total debt, net of original issue discount and deferred financing costs	2,113,782	2,113,957
Less: current portion	(10,712)	(7,237)
Total long-term debt, excluding current portion	$2,103,070	$2,106,720

The fair value of a financial instrument is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of March 31, 2019 and December 31, 2018, the fair value of the term loan facility and senior secured and unsecured notes was $2,077,276 and $2,010,023, respectively. The fair value is classified as Level 2 based upon the fair value hierarchy (see Note 4 to these condensed consolidated financial statements for further information on fair value measurements).
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
Use of Derivative Financial Instruments to Manage Commodity Price Risk. The Company is exposed to risks in energy costs due to fluctuations in energy prices, particularly natural gas. The Company has a hedging program in the United States which allows the Company to mitigate exposure to natural gas volatility with natural gas swap agreements. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices of comparable contracts. The respective current and non-current liabilities are recorded in accrued liabilities and other long-term liabilities and the respective current and non-current assets are recorded in prepaid and other current assets and other long-term assets, as applicable, in the Company’s consolidated balance sheet. As the derivatives are designated and qualify as cash flow hedges, the gains or losses on the natural gas swaps are recorded in stockholders’ equity as a component of other comprehensive income (loss) (“OCI”), net of tax. Reclassifications of the gains and losses on natural gas hedges into earnings are recorded in production costs and subsequently charged to cost of goods sold in the condensed consolidated statements of income in the period in which the associated inventory is sold. As of March 31, 2019, the Company’s natural gas swaps had a remaining notional quantity of 3.3 million MMBTU to mitigate commodity price volatility through December 2021.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

Use of Derivative Financial Instruments to Manage Interest Rate Risk. The Company is exposed to fluctuations in interest rates on its senior secured credit facilities. Changes in interest rates will not affect the market value of such debt but will affect the Company’s interest payments over the term of the loans. Likewise, an increase in interest rates could have a material impact on the Company’s cash flow. The Company hedges the interest rate fluctuations on debt obligations through interest rate cap agreements. The Company records these agreements at fair value as assets or liabilities in its consolidated balance sheet. As the derivatives are designated and qualify as cash flow hedges, the gains or losses on the interest rate cap agreements are recorded in stockholders’ equity as a component of OCI, net of tax. Reclassifications of the gains and losses on the interest rate cap agreements into earnings are recorded as part of interest expense in the condensed consolidated statements of income as the Company makes its interest payments on the hedged portion of its senior secured credit facilities. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices.
In July 2016, the Company entered into interest rate cap agreements, paying a premium of $1,551 to mitigate interest rate volatility from July 2016 through July 2020 by employing varying cap rates, ranging from 1.50% to 3.00%, on $1,000,000 of notional variable-rate debt. The cap rate currently in effect at March 31, 2019 is 2.50%. In November 2018, the Company entered into additional interest rate cap agreements to mitigate interest rate volatility from July 2020 through July 2022, with a cap rate of 3.50% on $500,000 of notional variable-rate debt.
Use of Derivative Financial Instruments to Manage Foreign Currency Risk. The Company is exposed to risks related to its net investments in foreign operations due to fluctuations in foreign currency exchange rates, particularly between the United States dollar and the Euro. In February 2018, the Company entered into multiple cross currency interest rate swap arrangements with an aggregate notional amount of €280,000 ($314,112 as of March 31, 2019) to hedge this exposure on the net investments of certain of its Euro-denominated subsidiaries. The Company records these swap agreements at fair value as assets or liabilities in its consolidated balance sheet. As the derivatives are designated and qualify as net investment hedges, changes in the fair value of the swaps attributable to changes in the spot exchange rates are recognized in cumulative translation adjustment (“CTA”) within OCI and are held there until the hedged net investments are sold or substantially liquidated. Changes in the fair value of the swaps attributable to the cross currency basis spread are excluded from the assessment of hedge effectiveness and are recorded in current period earnings. Upon such sale or liquidation, the amount recognized in CTA is reclassified to earnings and reported in the same line item as the gain or loss on the liquidation of the net investments.
The fair values of derivative instruments held as of March 31, 2019 and December 31, 2018 are shown below:

	Balance sheet location	March 31, 2019	December 31, 2018
Derivative assets:
Derivatives designated as cash flow hedges:
Natural gas swaps	Prepaid and other current assets	$88	$21
Interest rate caps	Prepaid and other current assets	442	$1,358
Interest rate caps	Other long-term assets	68	546
		598	1,925
Derivatives designed as net investment hedges:
Cross currency swaps	Prepaid and other current assets	7,224	5,499
Cross currency swaps	Other long-term assets	20,172	13,344
		27,396	18,843
Total derivative assets		$27,994	$20,768

Derivative liabilities:
Derivatives designated as cash flow hedges:
Natural gas swaps	Accrued liabilities	$—	$36
Natural gas swaps	Other long-term liabilities	72	148
Interest rate caps	Other long-term liabilities	2,820	1,842
Total derivative liabilities		$2,892	$2,026

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following table shows the effect of the Company’s derivative instruments designated as cash flow hedges on accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2019 and 2018:

		Three months ended March 31,
		2019		2018
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$(2,373)	$(123)	$2,852	$(35)
Natural gas swaps	Cost of goods sold	371	191	53	28
		$(2,002)	$68	$2,905	$(7)

The following table shows the effect of the Company’s cash flow hedge accounting on the condensed consolidated statements of income for the three months ended March 31, 2019 and 2018:

	Location and amount of gain (loss) recognized in income on cash flow hedging relationships
	Three months ended March 31,
	2019		2018
	Cost of goods sold	Interest (expense) income	Cost of goods sold	Interest (expense) income
Total amounts of income and expense line items presented in the statement of income in which the effects of cash flow hedges are recorded	(278,311)	(28,618)	(288,076)	(29,163)

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	—	(123)	—	(35)
Commodity contracts:
Amount of gain (loss) reclassified from AOCI into income	191	—	28	—
The following table shows the effect of the Company’s net investment hedges on AOCI and the condensed consolidated statements of income for the three months ended March 31, 2019 and 2018:

	Amount of gain (loss) recognized in OCI on derivative		Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
	2019	2018		2019	2018		2019	2018
Cross currency swaps	$8,553	$(9,276)	Gain (loss) on sale of subsidiary	$—	$—	Interest (expense) income	$1,446	$1,167
The amount of unrealized losses in AOCI that are expected to be reclassified to the condensed consolidated statement of income over the next twelve months is $591 as of March 31, 2019.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

14. Income Taxes:
The effective income tax rate for the three months ended March 31, 2019 was 41.6% compared to (1,959.3)% for the three months ended March 31, 2018. The Company’s effective income tax rate has fluctuated primarily because of changes in income mix (including the effect of loss companies), the impact of including foreign earnings in U.S. taxable income and changes in foreign exchange gains and losses, which create permanent differences in certain jurisdictions.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended March 31, 2019 was mainly due to the tax effect of permanent differences related to foreign currency exchange gain or loss, inclusion of foreign earnings in the U.S. as a result of recently enacted tax law, pre-tax losses with no associated tax benefit, prior year tax refunds not previously accrued for and state taxes.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended March 31, 2018 was mainly due to the tax effect of repatriating foreign earnings back to the United States as dividends offset by lower tax rates in foreign jurisdictions as compared to the U.S. tax rate, foreign withholdings taxes, state taxes and non-deductible transaction costs.
The Tax Cuts and Jobs Act of 2017 (“TCJA”) enacted certain provisions that became effective on January 1, 2018. These provisions include, but are not limited to, the new Global Intangible Low-Taxed Income (“GILTI”) tax rules. Due to the complexity of the new GILTI tax, the Company is continuing to evaluate the GILTI provision of the TCJA and its impact on the financial statements, which remains uncertain. Per guidance issued by the FASB, the Company is permitted to make an accounting policy election to either (1) treat the taxes incurred as a result of the GILTI provision as a current-period expense when incurred or (2) factor such amounts into its measurement of deferred taxes. At this time, the Company is electing to treat any tax expense incurred as a result of GILTI as a current-period expense. Additionally, in regards to GILTI’s impact in assessing the ability to realize deferred tax assets, the Company has made a policy election to use the tax law ordering approach.
With respect to operating results for the three months ended March 31, 2019, the Company has continued to incorporate an estimate of the GILTI income inclusion when estimating annual effective tax rate used for U.S. GAAP purposes. The Company expects this amount to be included in its 2019 U.S. taxable income. However, the estimated 2019 GILTI income inclusion may change materially as the Company continues to evaluate future legislative or administrative guidance that is put forth, any updates to assumptions and figures used for the current estimate, or as a result of future changes to the Company’s current structure and business.
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
Components of net periodic expense (benefit) are as follows:
Defined Benefit Pension Plans

	U.S.		Foreign
	Three months ended March 31,		Three months ended March 31,
	2019	2018	2019	2018
Service cost	$219	$310	$806	$887
Interest cost	2,507	2,372	833	1,505
Expected return on plan assets	(2,757)	(3,174)	(603)	(1,319)
Amortization of net loss	—	—	—	13
Net periodic expense (benefit)	$(31)	$(492)	$1,036	$1,086

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

Supplemental Retirement Plans

	Three months ended March 31,
	2019	2018
Interest cost	$121	$110
Net periodic expense	$121	$110

Other Postretirement Benefit Plans

	Three months ended March 31,
	2019	2018
Service cost	$3	$6
Interest cost	38	38
Amortization of prior service credit	(33)	(19)
Amortization of net gain	(8)	(11)
Net periodic expense	$—	$14

16. Commitments and Contingent Liabilities:
There is a risk of environmental impact in chemical manufacturing operations. The Company’s environmental policies and practices are designed to comply with existing laws and regulations and to minimize the possibility of significant environmental impact. The Company is also subject to various other lawsuits and claims with respect to matters such as governmental regulations, labor and other actions arising out of the normal course of business. While management believes that the liabilities resulting from such lawsuits and claims are not probable or reasonably estimable, certain accruals have been reflected in the Company’s condensed consolidated financial statements. When these matters are ultimately concluded and determined, the Company believes that there will be no material adverse effect on its consolidated financial position, results of operations or liquidity.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

17. Reportable Segments:
Summarized financial information for the Company’s reportable segments is shown in the following table:

	Three months ended March 31,
	2019	2018
Sales:
Refining Services	$105,844	$100,714
Catalysts(1)	15,866	16,473
Performance Materials	61,089	62,742
Performance Chemicals	180,462	189,963
Eliminations(2)	(4,040)	(3,695)
Total	$359,221	$366,197

Segment Adjusted EBITDA:(3)
Refining Services	$39,731	$35,532
Catalysts(4)	18,127	22,889
Performance Materials	10,515	12,058
Performance Chemicals	42,673	45,094
Total Segment Adjusted EBITDA(5)	$111,046	$115,573

(1)
Excludes the Company’s proportionate share of sales from the Zeolyst International and Zeolyst C.V. joint ventures (collectively, the “Zeolyst Joint Venture”) accounted for using the equity method (see Note 9 to these condensed consolidated financial statements for further information). The proportionate share of sales is $29,478 and $38,349 for the three months ended March 31, 2019 and 2018, respectively.

(2)	The Company eliminates intersegment sales when reconciling to the Company’s condensed consolidated statements of income.

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

(4)
The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalysts segment is $8,357 for the three months ended March 31, 2019, which includes $2,036 of equity in net income plus $2,558 of amortization of investment in affiliate step-up and $3,763 of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalysts segment is $16,807 for the three months ended March 31, 2018, which includes $11,826 of equity in net income plus $1,658 of amortization of investment in affiliate step-up and $3,323 of joint venture depreciation, amortization and interest.

(5)	Total Segment Adjusted EBITDA differs from the Company’s consolidated Adjusted EBITDA due to unallocated corporate expenses.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

A reconciliation of net income attributable to PQ Group Holdings to Segment Adjusted EBITDA is as follows:

	Three months ended March 31,
	2019	2018
Reconciliation of net income attributable to PQ Group Holdings Inc. to Segment Adjusted EBITDA
Net income attributable to PQ Group Holdings Inc.	$3,151	$214
Provision (benefit) for income taxes	2,447	(529)
Interest expense, net	28,618	29,163
Depreciation and amortization	45,894	48,488
Segment EBITDA	80,110	77,336
Unallocated corporate expenses	10,005	7,688
Joint venture depreciation, amortization and interest	3,763	3,323
Amortization of investment in affiliate step-up	2,558	1,658
Amortization of inventory step-up	—	1,603
Debt extinguishment costs	—	5,879
Net loss on asset disposals	820	1,152
Foreign currency exchange (gain) loss	(2,689)	5,063
LIFO expense	10,158	4,926
Transaction and other related costs	80	428
Equity-based compensation	3,400	3,831
Restructuring, integration and business optimization expenses	732	1,079
Defined benefit pension plan cost	993	550
Other	1,116	1,057
Segment Adjusted EBITDA	$111,046	$115,573

18. Stock-Based Compensation:
The Company is authorized to issue shares for common stock awards to employees, directors and affiliates of the Company in connection with the PQ Group Holdings Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”). During the three months ended March 31, 2019, the Company granted 1,196,141 restricted stock units and 539,431 performance stock units at target under the 2017 Plan as part of its equity incentive compensation program. Each restricted stock unit provides the recipient with the right to receive a share of common stock subject to graded vesting terms based on service, which for the awards granted during the three months ended March 31, 2019, require approximately one year of service for members of the Company’s board of directors and approximately three years of service for employees.
The performance stock units granted during the three months ended March 31, 2019 provide the recipients with the right to receive shares of common stock dependent on the achievement of two Company-specific financial performance targets and the provision of service through the vesting date. Achievement of the metrics is measured based on the average levels of achievement across the three-year period from January 1, 2019 through December 31, 2021. Depending on the Company’s performance against the pre-determined thresholds for achievement, each performance stock unit award holder is eligible to earn a percentage of the target number of shares granted to the holder, ranging from zero to 200%. The performance stock units, to the extend earned, will vest on the date the Company’s compensation and governance committee certifies the achievement of the performance metrics for the three-year period ending December 31, 2021, which will not occur later than March 1, 2022.
The value of the restricted stock units granted during the three months ended March 31, 2019 was based on the average of the high and low trading prices of the Company’s common stock on the NYSE on the preceding trading day, in accordance with the Company’s policy for valuing such awards. Compensation expense related to the restricted stock units is recognized on a straight-line basis over the respective vesting period. The value of the performance stock units granted during the three months ended March 31, 2019 was measured on the same basis as that of the restricted stock units, and based on the target number of shares granted; because the performance vesting conditions affect the ability of the recipients to vest in the awards, they are not factored into the fair value measure of the award.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

Compensation expense related to the performance stock units is recognized ratably over the requisite service period, and the Company must assess the probability that the performance conditions will be met each reporting period, and the level at which they are estimated to be attained. Should the probability assessment change during a given reporting period, the total compensation cost (both recognized and unrecognized) will be adjusted to reflect the revised assessment.
The following table summarizes the activity for the Company’s restricted stock units and performance stock units for the three months ended March 31, 2019:

	Restricted Stock Units		Performance Stock Units
	Number of Units	Weighted Average Grant Date Fair Value (per share)	Number of Units	Weighted Average Grant Date Fair Value (per share)
Nonvested as of December 31, 2018	998,786	$16.83	—	$—
Granted	1,196,141	$15.41	539,431	$15.41
Vested	(6,037)	$16.54	—	$—
Nonvested as of March 31, 2019	2,188,890	$16.06	539,431	$15.41

Total stock-based compensation expense for all of the Company’s equity incentive awards for the three months ended March 31, 2019 and 2018 was $3,400 and $3,831, respectively. With the new grants of restricted stock units and performance stock units during the three months ended March 31, 2019, unrecognized compensation cost at March 31, 2019 related to nonvested awards was $29,715 and $8,159 for restricted stock units and performance stock units, respectively. The weighted-average period over which these costs are expected to be recognized at March 31, 2019 is 2.09 years for the restricted stock units and 2.92 years for the performance stock units.
At March 31, 2019, 3,666,886 shares of common stock were available for issuance under the 2017 Plan, after giving effect to the new grants as well as other minor activity during the three months ended March 31, 2019. Activity related to the Company’s stock options and restricted stock awards was not material for the three months ended March 31, 2019.
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
Diluted earnings per share is calculated as income (loss) available to common stockholders, divided by the weighted average number of common and potential common shares outstanding during the period, if dilutive. Potential common shares reflect (1) unvested restricted stock awards and restricted stock units with service vesting conditions, (2) performance stock units with vesting conditions considered probable of achievement and (3) options to purchase common stock, all of which have been included in the diluted earnings per share calculation using the treasury stock method.
The reconciliation from basic to diluted weighted average shares outstanding is as follows:

	Three months ended March 31,
	2019	2018
Weighted average shares outstanding – Basic	133,946,308	133,154,144
Dilutive effect of unvested common shares and restricted stock units with service conditions, performance stock units considered probable of vesting and assumed stock option exercises and conversions	948,046	730,839
Weighted average shares outstanding – Diluted	134,894,354	133,884,983

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

Basic and diluted earnings per share are calculated as follows:

	Three months ended March 31,
	2019	2018
Numerator:
Net income attributable to PQ Group Holdings Inc.	$3,151	$214

Denominator:
Weighted average shares outstanding – Basic	133,946,308	133,154,144
Weighted average shares outstanding – Diluted	134,894,354	133,884,983
Net income per share:
Basic income per share	$0.02	$—
Diluted income per share	$0.02	$—

The table below presents the details of the Company’s weighted average equity-based awards outstanding during each respective period that were excluded from the calculation of diluted earnings per share:

	Three months ended March 31,
	2019	2018
Restricted stock awards with performance only targets not yet achieved	1,639,514	1,751,022
Stock options with performance only targets not yet achieved	586,253	586,253
Anti-dilutive restricted stock awards, restricted stock units and performance stock units	—	—
Anti-dilutive stock options	863,063	621,747

Restricted stock awards and stock options with performance only vesting conditions were not included in the dilution calculation, as the performance targets have not been achieved nor were probable of achievement as of the end of the respective periods. On a weighted average basis, options to purchase 621,747 shares of common stock at $16.97 per share for the three months ended March 31, 2019 and 2018, and 241,316 shares of common stock at $17.50 per share for the three months ended March 31, 2019 were excluded from the computation of diluted earnings per share for the respective periods, because the combination of the options’ exercise price and remaining unamortized stock-based compensation expense was greater than the average market price of the common shares. The 621,747 stock options expire on October 2, 2027 while the 241,316 stock options expire on August 9, 2028. All of the options were outstanding as of March 31, 2019. Anti-dilutive awards are not included in the dilution calculation, as their inclusion would have the effect of increasing diluted income per share.
20. Supplemental Cash Flow Information:
The following table presents supplemental cash flow information for the Company:

	Three months ended March 31,
	2019	2018
Cash paid during the period for:
Income taxes, net of refunds	$4,387	$4,433
Interest(1)	23,740	16,557
Non-cash investing activity(2):
Capital expenditures acquired on account but unpaid as of the period end	15,391	10,680

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

(1)
Excludes capitalized interest and $3,890 of net interest proceeds on swaps designated as net investment hedges, which are included within cash flows from investing activities in the Company’s condensed consolidated statements of cash flows.

(2)
For the supplemental non-cash information on lease liabilities arising from obtaining right-of-use lease assets, see Note 11 to these condensed consolidated financial statements for additional details.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets as of March 31, 2019 and 2018 to the total of the same amounts shown in the condensed consolidated statements of cash flows for the three months then ended:

	March 31,
	2019	2018
Cash and cash equivalents	$52,341	$58,834
Restricted cash included in prepaid and other current assets	1,744	1,182
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$54,085	$60,016

21. Subsequent Events:
The Company has evaluated subsequent events since the balance sheet date and determined that there are no additional items to disclose.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Forward-looking Statements
This periodic report on Form 10-Q (“Form 10-Q”) includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. Examples of forward-looking statements include, but are not limited to, statements we make regarding our liquidity, including our belief that our current level of operations, cash and cash equivalents, cash flow from operations and borrowings under our credit facilities and other lines of credit will provide us adequate cash to fund the working capital, capital expenditure, debt service and other requirements for our business for the foreseeable future. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed herein may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include risks related to:

•	our exposure to local business risks and regulations in different countries;

•	general economic conditions;

•	exchange rate fluctuations;

•	legal and regulatory compliance;

•	significant developments relating to the U.S. administration, U.S. courts’ or the United Kingdom’s referendum on membership in the European Union;

•	technological or other changes in our customers’ products;

•	our and our competitors’ research and development;

•	fluctuations in prices of raw materials and relationships with our key suppliers;

•	substantial competition;

•	non-payment or non-performance by our customers;

•	reliance on a small number of customers;

•	potential early termination or non-renewal of customer contracts in our Refining Services segment;

•	reductions in highway safety spending or taxes earmarked for highway safety spending;

•	seasonal fluctuations in demand for some of our products;

•	retention of certain key personnel;

•	realization of our growth projects;

•	potential product liability claims;

•	existing and potential future government regulation;

•	the extensive environmental, health and safety regulations to which we are subject;

•	disruption of production and distribution of our products;

•	risk of loss beyond our available insurance coverage;

•	product quality;

•	successful integration of acquisitions;

•	our joint venture investments;

•	our failure to protect our intellectual property and infringement on the intellectual property rights of third parties;

•	information technology risks;

•	potential labor disruptions;

•	litigation and other administrative and regulatory proceedings;

•	our substantial indebtedness; and

•	other factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Overview
We are a leading integrated and innovative global provider of specialty catalysts, materials and chemicals, and services. We support customers globally through our strategically located network of manufacturing facilities. We believe that our products, which are predominantly inorganic, and services contribute to improving the sustainability of the environment.
We conduct operations through four reporting segments: (1) Refining Services, (2) Catalysts (including the Zeolyst Joint Venture), (3) Performance Materials, and (4) Performance Chemicals.
Refining Services: We are the leading provider of sulfuric acid recycling services to North American refineries for the production of alkylate, an essential gasoline component for lowering vapor pressure and increasing octane to meet stringent gasoline specifications and fuel efficiency standards. We are also a leading North American producer of virgin sulfuric acid for water treatment, mining, and industrial applications.
Catalysts: We are a global supplier of finished silica catalysts and supports necessary to produce high strength and high stiffness plastics used in packaging films, bottles, containers, and other molded applications. We are also a leading global supplier of zeolites used for catalysts that remove NOx from diesel engine emissions as well as sulfur from fuels during the refining process.
Performance Materials: We are an industry leader in North America, Europe, and South America in transportation safety. Our products are used to delineate roads and runways with highly reflective markings, improving safety by enhancing visibility at night and in poor weather. Our microspheres also serve as functional additives in industrial applications, including polymers and plastics, and in abrasive applications for metal surfaces.
Performance Chemicals: We are a leading global supplier of silicate and derivative products which serve as an environmentally friendly substitute for materials used in a variety of applications. These include end uses such as matting agents in surface coatings, clarifying agents for edible oils and beverages, additives into paints and coatings for thermal insulation, and in cosmetics to improve feel attributes.
Effective March 1, 2019, we changed the structure of our internal organization to create the four independent businesses described above in order to promote increased visibility to business unit performance, optimize our product portfolio and create efficiencies. Previously, we had two reportable segments, namely the Environmental Catalysts and Services segment and the Performance Materials and Chemicals segment. Beginning with the quarter ended March 31, 2019, the segment results and disclosures included in our consolidated financial statements reflect the new segment structure for all periods presented. The changes to our segment structure affect only the manner in which the results of our reportable segments were previously reported; there are no changes to our consolidated balance sheet, statement of income or cash flows for the prior periods.
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
Key Factors and Trends Affecting Operating Results and Financial Condition
Sales
Our Refining Services and Catalysts segments’ sales have grown primarily due to expansion into applications including emission control catalysts, polymer catalysts, and refining catalysts, as well as continued supply share gains. Sales in our Refining Services and Catalysts segments are made on both a purchase order basis and pursuant to long-term contracts.
Historically, our Performance Materials and Performance Chemicals segments have experienced relatively stable demand throughout economic cycles due to the diverse consumer and industrial end uses that our products serve. Expansions into new applications, including personal care and consumer cleaning, as well as share gains in existing end uses, have added to our sales growth. Product sales from our Performance Chemicals segment are made on both a purchase order basis and pursuant to long-term contracts. In the Performance Materials segment, sales have been driven by the growth of spending on repair, maintenance and upgrade of existing highways and the construction of new highways and roads by governments around the world. Product sales in our Performance Materials segment are made principally on a purchase order basis. There may be modest fluctuations in timing of orders, but orders are mainly driven by demand and general economic conditions.
Cost of Goods Sold
Cost of goods sold consists of variable product costs, fixed manufacturing expenses, depreciation expense and freight expenses. Variable product costs include all raw materials, energy and packaging costs that are directly related to the manufacturing process. Fixed manufacturing expenses include all plant employment costs, manufacturing overhead and periodic maintenance costs. The primary raw materials for our Refining Services segment include spent sulfuric acid, sulfur, sodium silicates, acids, bases, and certain metals. Most of our Refining Services contracts feature take-or-pay volume protection and/or price adjustments for commodity inputs, labor, the Chemical Engineering Index (U.S. chemical plant construction cost index) and natural gas. Spent acid for our Refining Services segment is supplied by customers for a nominal charge as part of their contracts. Over 80% of our Refining Services segment sales for the year ended December 31, 2018 were under contracts featuring price adjustments. The price adjustments generally reflect actual costs for producing acid and tend to protect us from volatility in labor, fixed costs and raw material pricing.
The primary raw materials used in the manufacture of products in our Performance Materials, Performance Chemicals and Catalysts segments include soda ash, industrial sand, aluminum trihydrate, sodium hydroxide, and cullet. For the year ended December 31, 2018, approximately 40% of sales with our largest sodium silicate customers in North America were made under contracts that include price adjustments for changes in the price of raw materials and natural gas. Under these contracts, there generally is a time lag of three to nine months for price changes to pass through, depending on the magnitude of the change in cost and other market dynamics. Freight expenses are generally passed through directly to customers.
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
Seasonality
Seasonal changes and weather conditions typically affect our Performance Materials and Refining Services segments. In particular, our Performance Materials segment generally experiences lower sales and profit in the first and fourth quarters of the year because highway striping projects typically occur during warmer weather months. Additionally, our Refining Services segment typically experiences similar seasonal fluctuations as a result of higher demand for gasoline products in the summer months. As a result, working capital requirements tend to be higher in the first and second quarters of the year, which can adversely affect our liquidity and cash flows. Because of this seasonality associated with certain of our segments, results for any one quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full year.
Foreign Currency
As a global business, we are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. We operate a geographically diverse business with approximately 40% of our sales for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively, in currencies other than the U.S. dollar. Because our consolidated financial results are reported in U.S. dollars, sales or earnings generated in currencies other than the U.S. dollar can result in a significant increase or decrease in the amount of those sales and earnings when translated to U.S. dollars. The foreign currencies to which we have the most significant exchange rate exposure include the Euro, British pound, Canadian dollar, Brazilian real and the Mexican peso.
Results of Operations
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Highlights
The following is a summary of our financial performance for the three months ended March 31, 2019 compared with the three months ended March 31, 2018.
Sales

•
Sales decreased $7.0 million to $359.2 million. The decrease in sales was primarily due to lower sales volumes and the unfavorable effects of foreign currency translation, partially offset by higher average customer prices and favorable mix.

Gross Profit

•
Gross profit increased $2.8 million to $80.9 million. The increase in gross profit was primarily due to favorable pricing and product mix and lower depreciation expenses, which was partially offset by higher manufacturing costs and lower volumes.

Operating Income

•	Operating income increased by $1.2 million to $29.4 million. The increase in operating income was due to an increase in gross profit for the three months ended March 31, 2019.
Equity in Net Income of Affiliated Companies

•
Equity in net income of affiliated companies for the three months ended March 31, 2019 was $2.1 million, compared to $11.9 million for the three months ended March 31, 2018. The decrease of $9.8 million was due to lower earnings generated by our Zeolyst Joint Venture for the three months ended March 31, 2019.

The following is our unaudited condensed consolidated statements of income and a summary of financial results for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,		Change
	2019	2018	$	%
	(in millions, except percentages)
Sales	$359.2	$366.2	$(7.0)	(1.9)%
Cost of goods sold	278.3	288.1	(9.8)	(3.4)%
Gross profit	80.9	78.1	2.8	3.6%
Gross profit margin	22.5%	21.3%
Selling, general and administrative expenses	40.7	40.6	0.1	0.2%
Other operating expense, net	10.8	9.3	1.5	16.1%
Operating income	29.4	28.2	1.2	4.3%
Operating income margin	8.2%	7.7%
Equity in net (income) from affiliated companies	(2.1)	(11.9)	9.8	(82.4)%
Interest expense, net	28.6	29.2	(0.6)	(2.1)%
Debt extinguishment costs	—	5.9	(5.9)	(100.0)%
Other (income) expense, net	(3.0)	5.0	(8.0)	(160.0)%
Income before income taxes and noncontrolling interest	5.9	—	5.9	NM
Provision (benefit) for income taxes	2.4	(0.5)	2.9	NM
Effective tax rate	41.6%	—%
Net income	3.5	0.5	3.0	NM
Less: Net income attributable to the noncontrolling interest	0.3	0.3	—	—%
Net income attributable to PQ Group Holdings Inc.	$3.2	$0.2	$3.0	NM

Sales

	Three months ended March 31,		Change
	2019	2018	$	%
	(in millions, except percentages)
Sales:
Refining Services	$105.8	$100.7	$5.1	5.1%
Catalysts	15.9	16.5	(0.6)	(3.6)%
Performance Materials	61.1	62.7	(1.6)	(2.6)%
Performance Chemicals	180.5	190.0	(9.5)	(5.0)%
Eliminations	(4.1)	(3.7)	(0.4)
Total sales	$359.2	$366.2	$(7.0)	(1.9)%

Refining Services: Sales in Refining Services for the three months ended March 31, 2019 were $105.8 million, an increase of $5.1 million, or 5.1%, compared to sales of $100.7 million for the three months ended March 31, 2018. The increase in sales was primarily due to higher average selling prices and favorable customer mix of $8.6 million, which offset lower volumes of $3.5 million.
The increase in higher average selling price and customer mix was driven by contract renewals in our regenerated sulfuric acid product line and higher cost pass-through pricing in our virgin sulfuric acid product line. This more than offset a decrease in volumes due to unplanned customer plant outages.
Catalysts: Sales in Catalysts for the three months ended March 31, 2019 were $15.9 million, a decrease of $0.6 million, or 3.6%, compared to sales of $16.5 million for the three months ended March 31, 2018. The decrease in sales was primarily due to lower volumes of $0.9 million and the unfavorable effects of foreign currency translation of $0.6 million, which was offset by higher average selling price and customer mix of $0.9 million.

The change in sales was due to foreign exchange impact and lower volumes of products sold to the packaging and engineered plastics industries offset by favorable product and customer mix.
Performance Materials: Sales in Performance Materials for the three months ended March 31, 2019 were $61.1 million, a decrease of $1.6 million, or 2.6%, compared to sales of $62.7 million for the three months ended March 31, 2018. The decrease in sales was primarily due to the unfavorable effects of foreign currency translation of $3.2 million and lower volumes of $1.3 million, which was partially offset by higher average selling price and favorable customer mix of $2.9 million.
The decrease in sales was a result of lower volumes of product sold to the electronics industry and the stronger U.S. dollar as compared to the Euro and Argentinian Peso. This was partially offset by higher average selling prices in North and Latin America.
Performance Chemicals: Sales in Performance Chemicals for the three months ended March 31, 2019 were $180.5 million, a decrease of $9.5 million, or 5.0%, compared to sales of $190.0 million for the three months ended March 31, 2018. The decrease in sales was primarily due to the unfavorable effects of foreign currency translation of $8.6 million and lower sales volumes of $6.5 million, which was partially offset by higher average selling price and favorable customer mix of $5.6 million.
The decrease in sales was a result of lower volumes of product sold to the consumer products industry and the unfavorable effects of foreign currency driven by the stronger U.S. dollar, which was partially offset by favorable cost pass-through pricing.
Gross Profit
Gross profit for the three months ended March 31, 2019 was $80.9 million, an increase of $2.8 million, or 3.6%, compared with $78.1 million for the three months ended March 31, 2018. The increase in gross profit was due to favorable customer pricing of $18.0 million, favorable product mix of $4.8 million and lower depreciation expense of $3.1 million, which was partially offset by unfavorable manufacturing costs of $14.1 million, lower volumes of $6.1 million and the unfavorable effects of foreign currency translation of $2.9 million.
Favorable customer pricing was a result of contract renewals and improved product mix. The unfavorable change in manufacturing costs was driven by higher raw material costs, some of which are passed through in price, and increased production and transportation costs. The decrease in volumes was due to customer plant outages and lower sales to the consumer products industry. The unfavorable effects of foreign currency were driven by the stronger U.S. dollar.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2019 were $40.7 million, an increase of $0.1 million compared with $40.6 million for the three months ended March 31, 2018. Selling, general and administrative expenses were generally consistent with expenses incurred in the prior year, with increases in employment costs offset by lower spending due to cost management programs.
Other Operating Expense, Net
Other operating expense, net for the three months ended March 31, 2019 was $10.8 million, an increase of $1.5 million, compared with $9.3 million for the three months ended March 31, 2018. During the three months ended March 31, 2018, we recognized insurance recoveries totaling $1.5 million related to losses sustained as a result of Hurricane Harvey in August 2017 (of which $1.2 million was recorded in other operating expense, net), and which claim was fully settled by the end of 2018.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the three months ended March 31, 2019 was $2.1 million, compared to $11.9 million for the three months ended March 31, 2018. The decrease was primarily due to $9.8 million of lower earnings from our Zeolyst Joint Venture during the three months ended March 31, 2019. The decrease in earnings from our Zeolyst Joint Venture was due to lower sales to the fuels and emission control industries.
Interest Expense, Net
Interest expense, net for the three months ended March 31, 2019 was $28.6 million, a decrease of $0.6 million, as compared with $29.2 million for the three months ended March 31, 2018. The decrease in interest expense is due to lower average debt balances, mainly as a result of the prepayment of $100.0 million related to the outstanding principal balance on our senior secured term loan facility during the third and fourth quarters of the year ended December 31, 2018.
Debt Extinguishment Costs
Debt extinguishment costs for the three months ended March 31, 2018 was $5.9 million. On February 8, 2018 we refinanced our existing senior secured term loan facility with a new $1,267.0 million senior secured term loan facility to reduce the applicable interest rates. We recorded $2.1 million of new creditor and third-party financing fees as debt extinguishment costs for the three months ended March 31, 2018. In addition, previous unamortized deferred financing costs of $1.4 million and original issue discount of $2.4 million associated with the existing senior secured term loan facility were written off as debt extinguishment costs for the three months ended March 31, 2018.
Other (Income) Expense, Net
Other (income) expense, net for the three months ended March 31, 2019 was income of $3.0 million, a decrease of $8.0 million, as compared with an expense of $5.0 million for the three months ended March 31, 2018. The change in other (income) expense, net primarily consisted of a decrease of $7.8 million of foreign currency losses driven by the non-permanent intercompany debt denominated in local currency and translated to U.S. dollars.
Provision (Benefit) for Income Taxes
The provision for income taxes for the three months ended March 31, 2019 was $2.4 million compared to a $0.5 million benefit for the three months ended March 31, 2018. The effective income tax rate for the three months ended March 31, 2019 was 41.6% compared to (1,959.3)% for the three months ended March 31, 2018.
The Company’s effective income tax rate fluctuates based primarily on changes in income mix (including the effect of loss companies), impact of including foreign earnings in U.S. taxable income and changes in foreign exchange gains and losses, which create permanent differences in certain jurisdictions.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended March 31, 2019 was mainly due to the tax effect of permanent differences related to foreign currency exchange gain or loss, the inclusion of foreign earnings in U.S. taxable income, pre-tax losses with no associated tax benefit, prior year tax refunds not previously accrued for and state taxes.
Net Income Attributable to PQ Group Holdings
For the foregoing reasons and after the effect of the non-controlling interest in earnings of subsidiaries for each period presented, net income attributable to PQ Group Holdings was $3.2 million for the three months ended March 31, 2019 compared with net income of $0.2 million for the three months ended March 31, 2018.
Adjusted EBITDA
Summarized Segment Adjusted EBITDA information is shown below in the following table:

	Three months ended March 31,		Change
	2019	2018	$	%
	(in millions, except percentages)
Segment Adjusted EBITDA:(1)
Refining Services	$39.7	$35.5	$4.2	11.8%
Catalysts(2)	18.1	22.9	(4.8)	(21.0)%
Performance Materials	10.5	12.1	(1.6)	(13.2)%
Performance Chemicals	42.7	45.1	(2.4)	(5.3)%
Total Segment Adjusted EBITDA(3)	111.0	115.6	(4.6)	(4.0)%
Unallocated corporate expenses	(10.0)	(7.7)	(2.3)	29.9%
Total Adjusted EBITDA	$101.0	$107.9	$(6.9)	(6.4)%

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

(2)
The Adjusted EBITDA from our Zeolyst Joint Venture included in the Catalysts segment is $8.4 million for the three months ended March 31, 2019, which includes $2.0 million of equity in net income, excluding $2.6 million of amortization of investment in affiliate step-up plus $3.8 million of joint venture depreciation, amortization and interest. The Adjusted EBITDA from our Zeolyst Joint Venture included in the Catalysts segment is $16.8 million for the three months ended March 31, 2018, which includes $11.8 million of equity in net income, excluding $1.7 million of amortization of investment in affiliate step-up plus $3.3 million of joint venture depreciation, amortization and interest.

(3)	Our total Segment Adjusted EBITDA differs from our total consolidated Adjusted EBITDA due to unallocated corporate expenses.
Adjusted EBITDA for the three months ended March 31, 2019 was $101.0 million, a decrease of $6.9 million, or 6.4%, compared with $107.9 million for the three months ended March 31, 2018.
Refining Services: Adjusted EBITDA for the three months ended March 31, 2019 was $39.7 million, an increase of $4.2 million, or 11.8%, compared with $35.5 million for the three months ended March 31, 2018. The increase in Adjusted EBITDA was driven by contract renewals, partially offset by lower volumes from unplanned customer plant outages and the timing of insurance recoveries recognized during the three months ended March 31, 2018.
Catalysts: Adjusted EBITDA for the three months ended March 31, 2019 was $18.1 million, a decrease of $4.8 million, or 21.0%, compared with $22.9 million for the three months ended March 31, 2018. The decrease in Adjusted EBITDA was a result of lower sales to the fuels and emission control industries partially offset by lower cost of goods sold.
Performance Materials: Adjusted EBITDA for the three months ended March 31, 2019 was $10.5 million, a decrease of $1.6 million, or 13.2%, compared with $12.1 million for the three months ended March 31, 2018. The decrease in Adjusted EBITDA was a result of higher manufacturing costs in Europe which was partially offset by improved pricing and product mix.
Performance Chemicals: Adjusted EBITDA for the three months ended March 31, 2019 was $42.7 million, a decrease of $2.4 million, or 5.3%, compared with $45.1 million for the three months ended March 31, 2018. The decrease in Adjusted EBITDA was due to lower volumes of product sold to the consumer products industry and the strengthening of the U.S. dollar, which was partially offset by favorable cost pass-through pricing.

A reconciliation of net income attributable to PQ Group Holdings to Segment Adjusted EBITDA is as follows:

	Three months ended March 31,
	2019	2018
	(in millions)
Reconciliation of net income attributable to PQ Group Holdings Inc. to Segment Adjusted EBITDA
Net income attributable to PQ Group Holdings Inc.	$3.2	$0.2
Provision (benefit) for income taxes	2.4	(0.5)
Interest expense, net	28.6	29.2
Depreciation and amortization	45.9	48.5
EBITDA	80.1	77.4
Joint venture depreciation, amortization and interest(a)	3.8	3.3
Amortization of investment in affiliate step-up(b)	2.6	1.7
Amortization of inventory step-up(c)	—	1.6
Debt extinguishment costs	—	5.9
Net loss on asset disposals(d)	0.8	1.2
Foreign currency exchange (gain) loss(e)	(2.7)	5.1
LIFO expense(f)	10.2	4.9
Transaction and other related costs(g)	0.1	0.4
Equity-based compensation	3.4	3.8
Restructuring, integration and business optimization expenses(h)	0.7	1.1
Defined benefit pension plan cost(i)	1.0	0.6
Other(j)	1.0	0.9
Adjusted EBITDA	101.0	107.9
Unallocated corporate expenses	10.0	7.7
Segment Adjusted EBITDA	$111.0	$115.6

(a)
We use Adjusted EBITDA as a performance measure to evaluate our financial results. Because our Catalysts segment includes our 50% interest in our Zeolyst Joint Venture, we include an adjustment for our 50% proportionate share of depreciation, amortization and interest expense of our Zeolyst Joint Venture.

(b)
Represents the amortization of the fair value adjustments associated with the equity affiliate investment in our Zeolyst Joint Venture as a result of the combination of the businesses of PQ Holdings Inc. and Eco Services Operations LLC in May 2016 (the “Business Combination”). We determined the fair value of the equity affiliate investment and the fair value step-up was then attributed to the underlying assets of our Zeolyst Joint Venture. Amortization is primarily related to the fair value adjustments associated with fixed assets and intangible assets, including customer relationships and technical know-how.

(c)	As a result of the Sovitec acquisition there was a step-up in the fair value of inventory, which is amortized through cost of goods sold in the statements of income.

(d)	When asset disposals occur, we remove the impact of net gain/loss of the disposed asset because such impact primarily reflects the non-cash write-off of long-lived assets no longer in use.

(e)
Reflects the exclusion of the foreign currency transaction gains and losses in the statements of income primarily relates to the non-permanent intercompany debt denominated in local currency translated to U.S. dollars for the three months ended March 31, 2019 and primarily relates to the Euro denominated term loan (which was settled as part of the February 2018 term loan refinancing) for the three months ended March 31, 2018.

(f)
Represents non-cash adjustments to the Company’s LIFO reserves for certain inventories in the U.S. that are valued using the LIFO method, which we believe provides a means of comparison to other companies that may not use the same basis of accounting for inventories.

(g)
Relates to certain transaction costs, including debt financing, due diligence and other costs related to transactions that are completed, pending or abandoned, that we believe are not representative of our ongoing business operations.

(h)	Includes the impact of restructuring, integration and business optimization expenses which are incremental costs that are not representative of our ongoing business operations.

(i)
Represents adjustments for defined benefit pension plan costs in our statements of income. More than two-thirds of our defined benefit pension plan obligations are under defined benefit pension plans that are frozen, and the remaining obligations primarily relate to plans operated in certain of our non-U.S. locations that, pursuant to jurisdictional requirements, cannot be frozen. As such, we do not view such expenses as core to our ongoing business operations.

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

Adjusted Net Income
Summarized adjusted net income information is shown below in the following table:

	Three months ended March 31,
	2019	2018
	(in millions)
Reconciliation of net income attributable to PQ Group Holdings Inc. to Adjusted Net Income(1)(2)
Net income attributable to PQ Group Holdings Inc.	$3.2	$0.2
Amortization of investment in affiliate step-up(b)	1.6	1.2
Amortization of inventory step-up(c)	—	1.1
Debt extinguishment costs	—	4.1
Net loss on asset disposals(d)	0.5	0.8
Foreign currency exchange (gain) loss(e)	(2.0)	2.9
LIFO expense(f)	6.5	3.4
Transaction and other related costs(g)	0.1	0.3
Equity-based compensation	2.2	2.6
Restructuring, integration and business optimization expenses(h)	0.5	0.7
Defined benefit pension plan cost(i)	0.6	0.4
Other(j)	0.6	0.7
Adjusted Net Income, including non-cash GILTI tax	$13.8	$18.4

Impact of non-cash GILTI tax(3)	3.7	2.5
Adjusted Net Income	$17.5	$20.9

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

(3)
Amount represents the impact to tax expense in net income before non-controlling interest and the related adjustments to net income associated with the Global Intangible Low Taxed Income (“GILTI”) provisions of the Tax Cuts and Jobs Act of 2017 (“TCJA”). Beginning January 1, 2018, GILTI results in taxation of “excess of foreign earnings,” which is defined as amounts greater than a 10% rate of return on applicable foreign tangible asset basis. The Company is required to record incremental tax provision impact with respect to GILTI as a result of having historical U.S. net operating loss (“NOL”) amounts to offset the GILTI taxable income inclusion. This NOL utilization precludes us from recognizing foreign tax credits (“FTCs”) which would otherwise help offset the tax impacts of GILTI. No FTCs will be recognized with respect to GILTI until our cumulative NOL balance has been exhausted. Because the GILTI provision does not impact our cash taxes (given available U.S. NOLs), and given that we expect to recognize FTCs to offset GILTI impacts once the NOLs are exhausted, we do not view this item as a component of core operations.
The adjustments to net income attributable to PQ Group Holdings Inc. are shown net of applicable tax rates of 36.5% and 30.6% for the three months ended March 31, 2019 and 2018, respectively, except for the foreign currency exchange loss for which the tax is calculated as a discrete item using the applicable statutory income tax rates.
 Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity consist of cash flow from operations, existing cash balances as well as funds available under our asset based lending revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources of funds. Our primary liquidity requirements include funding working capital requirements (primarily inventory and accounts receivable, net of accounts payable and other accrued liabilities), debt service requirements and capital expenditures. Our capital expenditures include both maintenance of business, which include spending on maintenance and health, safety and environmental initiatives as well as growth, which includes spending to drive organic sales growth and cost savings initiatives.
We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our asset based lending revolving credit facility, will be sufficient to meet our presently anticipated future cash needs for at least the next 12 months. We may also pursue strategic acquisition opportunities, which may impact our future cash requirements. We may, from time to time, increase borrowings under our asset based lending revolving credit facility to meet our future cash needs. As of March 31, 2019, we had cash and cash equivalents of $52.3 million and availability of $170.2 million under our asset based lending revolving credit facility, after giving effect to $19.9 million of outstanding letters of credit and $2.0 million of revolving credit facility borrowings, for a total available liquidity of $222.5 million. As of March 31, 2019, we were in compliance with all covenants under our debt agreements.
Included in our cash and cash equivalents balance as of March 31, 2019 was $40.7 million of cash and cash equivalents held in foreign jurisdictions. We repatriate cash held outside of the United States from certain foreign subsidiaries in order to meet domestic liquidity needs. Depending on domestic and foreign cash balances, we have certain flexibility to repatriate funds in order to meet those needs. Specifically, we have an intercompany loan structure in place with several of our foreign subsidiaries that allows us to repatriate foreign cash in a tax efficient manner from those subsidiaries. In certain cases, the repatriation of foreign cash under previous U.S. tax law had generally been subject to U.S. income taxes at the time of cash distribution. Due to the enactment of the TCJA in December 2017, future overseas earnings repatriation will generally no longer be subject to U.S. federal income taxes at the time of cash distribution. However, future foreign earnings may still be taxed for state income tax purposes, as well as subject to certain foreign withholding tax obligations, when cash amounts are distributed back to the U.S.
As of March 31, 2019, our total indebtedness was $2,146.8 million, with up to $170.2 million of available borrowings under our asset based lending revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements. As reported, our cash interest paid for the three months ended March 31, 2019 and 2018 was approximately $23.7 million and $16.6 million, respectively. Before any impact of hedges, a one percent change in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $11.7 million on interest expense.
Cash Flow

	Three months ended March 31,
	2019	2018
	(in millions)
Net cash provided by (used in):
Operating activities	$26.8	$22.0
Investing activities	(29.2)	(33.1)
Financing activities	(2.5)	5.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.7)	(1.5)
Net change in cash, cash equivalents and restricted cash	(5.6)	(7.2)
Cash, cash equivalents and restricted cash at beginning of period	59.7	67.2
Cash, cash equivalents and restricted cash at end of period	$54.1	$60.0

	Three months ended March 31,
	2019	2018
	(in millions)
Net income	$3.5	$0.5
Non-cash and non-working capital related activities(1)	46.8	59.3
Changes in working capital	(19.9)	(34.8)
Other operating activities	(3.6)	(3.0)
Net cash provided by operating activities	$26.8	$22.0

(1)
Includes depreciation, amortization, charges related to purchase accounting fair value adjustments, amortization of deferred financing costs and original issue discount, debt extinguishment costs, foreign currency exchange gains and losses, pension and postretirement healthcare benefit expense and funding, deferred income tax provision (benefit), net losses on asset disposals, stock compensation expense, and equity in net income and dividends received from affiliated companies.

	Three months ended March 31,
	2019	2018
	(in millions)
Working capital changes that provided (used) cash:
Receivables	$1.1	$(11.1)
Inventories	(19.2)	(19.5)
Prepaids and other current assets	2.9	(4.7)
Accounts payable	(3.9)	(7.0)
Accrued liabilities	(0.8)	7.5
	$(19.9)	$(34.8)

	Three months ended March 31,
	2019	2018
	(in millions)
Purchases of property, plant and equipment	$(33.6)	$(33.3)
Net interest proceeds on swaps designated as net investment hedges	3.9	—
Other, net	0.5	0.2
Net cash used in investing activities	$(29.2)	$(33.1)

	Three months ended March 31,
	2019	2018
	(in millions)
Net revolving credit facilities borrowings	$3.5	$6.5
Net cash repayments on debt obligations	(5.0)	(1.0)
Other financing activities	(1.0)	(0.1)
Net cash (used in) provided by financing activities	$(2.5)	$5.4
Net cash provided by operating activities was $26.8 million for the three months ended March 31, 2019, compared to $22.0 million provided for the three months ended March 31, 2018. Cash generated by net income plus non-cash and non-working capital related activities was lower during the three months ended March 31, 2019 by $9.5 million compared to the same period in the prior year. The change in working capital during the three months ended March 31, 2019 was favorable compared to the three months ended March 31, 2018. Cash used to fund working capital was $19.9 million and $34.8 million for the three months ended March 31, 2019 and 2018, respectively.

The decrease in cash generated by net income plus non-cash and non-working capital related activities of $9.5 million as compared to the prior year period was primarily due to lower dividends received from affiliated companies and net interest income on our cross currency swaps.
The increase in cash from working capital of $14.9 million as compared to the prior year was primarily due to favorable changes in accounts receivable, prepaid and other current assets and accounts payable, which was partially offset by unfavorable changes in accrued liabilities.
The favorable change in accounts receivable was due to lower Refining Services receivables related to customer plant outages. The favorable change in accounts payable was due to decreased levels of pending capital payments in accounts payable in the current year and the timing of plant maintenance costs in the prior year. The unfavorable change in accrued liabilities was primarily due to the timing of interest payments made under our new debt structure.
Net cash used in investing activities was $29.2 million for the three months ended March 31, 2019, compared to cash used of $33.1 million during the same period in 2018. Cash used in investing activities primarily consisted of utilizing $33.6 million and $33.3 million to fund capital expenditures during the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, we received $3.9 million in interest proceeds related to our cross currency swaps.
Net cash used in financing activities was $2.5 million for the three months ended March 31, 2019, compared to net cash provided of $5.4 million during the same period in 2018. Net cash used in financing activities was primarily driven by $5.0 million in long-term debt repayments offset by $3.5 million of net borrowings under our revolving credit facilities made through the three months ended March 31, 2019. Net cash provided by financing activities for the three months ended March 31, 2018 was mainly due to $6.5 million of net borrowings under our revolving credit facility partially offset by the net impact of the term loan refinancing (including debt issuance costs).
Debt

	March 31, 2019	December 31, 2018
	(in millions)
Term Loan Facility	1,157.5	1,157.5
6.75% Senior Secured Notes due 2022	625.0	625.0
5.75% Senior Unsecured Notes due 2025	295.0	300.0
ABL Facility	2.0	—
Other	67.3	65.9
Total debt	2,146.8	2,148.4
Original issue discount	(17.9)	(18.6)
Deferred financing costs	(15.1)	(15.9)
Total debt, net of original issue discount and deferred financing costs	2,113.8	2,113.9
Less: current portion	(10.7)	(7.2)
Total long-term debt, excluding current portion	$2,103.1	$2,106.7

As of March 31, 2019, our total debt was $2,146.8 million, including $15.5 million of other foreign debt and $51.8 million of notes payable for the New Market Tax Credit financing and excluding the original issue discount of $17.9 million and deferred financing fees of $15.1 million for our senior secured credit facilities and notes. Our net debt as of March 31, 2019 was $2,094.5 million including cash and cash equivalents of $52.3 million. We may seek, subject to market conditions and other factors, opportunities to repurchase, refinance or otherwise reprice our debt.
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

	Three months ended March 31,
	2019	2018
	(in millions)
Maintenance capital expenditures	$18.5	$20.6
Growth capital expenditures	6.7	4.7
Total capital expenditures	$25.2	$25.3

Capital expenditures remained at a level sufficient for required maintenance and certain expansion growth initiatives during these periods. Maintenance capital expenditures are lower in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due to fewer plant maintenance projects incurred during the period. Growth capital expenditures are higher in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due to increased spending to expand capacity at our production facilities.
Pension Funding
We paid $3.4 million in cash contributions into our defined benefit pension plans and other post-retirement plans during each of the three-month periods ended March 31, 2019 and 2018. The net periodic pension expense was $1.2 million and $0.8 million for those same periods, respectively.
Off–Balance Sheet Arrangements
We had $19.9 million of outstanding letters of credit on our ABL Facility as of March 31, 2019.
Contractual Obligations
Information related to our contractual obligations at December 31, 2018 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019, which we refer to as our Annual Report on Form 10-K. During the three months ended March 31, 2019, there have been no significant changes to our contractual obligations as disclosed in our Annual Report on Form 10-K.
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
There have been no material changes in the foreign exchange risk, interest rate risk, commodity risk or credit risk discussed in Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” included in our Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2019 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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
Tax Withholdings
The following table contains information about shares of common stock delivered to the Company by employees to satisfy withholding tax obligations of the employees in connection with the vesting of restricted stock units during the first quarter of 2019.

	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	88,567	$15.11	N/A	N/A
February 1, 2019 - February 28, 2019	—	—	N/A	N/A
March 1, 2019 - March 31, 2019	—	—	N/A	N/A
Total	88,567

ITEM 6.	EXHIBITS.
The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1	Form of Performance Stock Unit Award Agreement under the PQ Group Holdings Inc. 2017 Omnibus Incentive Plan
10.2	Letter of employment, dated August 30, 2017, by and between PQ Corporation and David Taylor
10.3	Consent under the August 31, 2017 Severance Agreement, dated March 29, 2019, by and between PQ Corporation and Scott Randolph
31.1	Certification of Chief Executive Officer of PQ Group Holdings Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of PQ Group Holdings Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of PQ Group Holdings Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of PQ Group Holdings Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PQ GROUP HOLDINGS INC.

Date:	May 10, 2019	By:	/s/ MICHAEL CREWS
Michael Crews
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)