Form 10-Q
period 2019-06-30
PQ Group Holdings Inc.
filed 2019-08-08
CIK 1708035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of common stock outstanding as of August 5, 2019 was 136,131,303.

PQ GROUP HOLDINGS INC.

INDEX—FORM 10-Q
June 30, 2019

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Sales	$431,675	$434,713	$790,896	$800,910
Cost of goods sold	316,180	326,309	594,491	614,385
Gross profit	115,495	108,404	196,405	186,525
Selling, general and administrative expenses	43,375	43,477	84,083	84,095
Other operating expense, net	1,819	15,873	12,558	25,187
Operating income	70,301	49,054	99,764	77,243
Equity in net (income) from affiliated companies	(12,300)	(13,666)	(14,364)	(25,518)
Interest expense, net	28,540	27,221	57,158	56,384
Debt extinguishment costs	—	—	—	5,879
Other expense, net	3,035	5,691	56	10,663
Income before income taxes and noncontrolling interest	51,026	29,808	56,914	29,835
Provision for income taxes	20,307	13,649	22,754	13,120
Net income	30,719	16,159	34,160	16,715
Less: Net income attributable to the noncontrolling interest	145	377	435	719
Net income attributable to PQ Group Holdings Inc.	$30,574	$15,782	$33,725	$15,996

Net income per share:
Basic income per share	$0.23	$0.12	$0.25	$0.12
Diluted income per share	$0.23	$0.12	$0.25	$0.12

Weighted average shares outstanding:
Basic	134,142,552	133,222,463	134,044,972	133,188,303
Diluted	135,323,024	134,209,740	135,107,007	134,047,362
See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$30,719	$16,159	$34,160	$16,715
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits	(31)	1,375	(61)	1,357
Net (loss) gain from hedging activities	(1,167)	553	(2,719)	2,736
Foreign currency translation	6,085	(29,493)	13,252	(20,822)
Total other comprehensive income (loss)	4,887	(27,565)	10,472	(16,729)
Comprehensive income (loss)	35,606	(11,406)	44,632	(14)
Less: Comprehensive income (loss) attributable to noncontrolling interests	285	(1,167)	890	479
Comprehensive income (loss) attributable to PQ Group Holdings Inc.	$35,321	$(10,239)	$43,742	$(493)

See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$82,200	$57,854
Accounts receivable, net	243,744	196,770
Inventories, net	275,208	264,748
Prepaid and other current assets	35,769	39,244
Total current assets	636,921	558,616
Investments in affiliated companies	477,287	468,211
Property, plant and equipment, net	1,193,178	1,208,979
Goodwill	1,258,241	1,254,929
Other intangible assets, net	702,062	728,436
Right-of-use lease asset	55,095	—
Other long-term assets	118,855	108,254
Total assets	$4,441,639	$4,327,425
LIABILITIES
Notes payable and current maturities of long-term debt	$10,033	$7,237
Accounts payable	135,595	148,365
Operating lease liabilities—current	13,997	—
Accrued liabilities	98,990	100,009
Total current liabilities	258,615	255,611
Long-term debt, excluding current portion	2,104,649	2,106,720
Deferred income taxes	207,021	196,124
Operating lease liabilities—noncurrent	39,352	—
Other long-term liabilities	112,650	104,825
Total liabilities	2,722,287	2,663,280
Commitments and contingencies (Note 17)
EQUITY
Common stock ($0.01 par); authorized shares 450,000,000; issued shares 136,355,874 and 135,758,269 on June 30, 2019 and December 31, 2018, respectively; outstanding shares 136,101,083 and 135,592,045 on June 30, 2019 and December 31, 2018, respectively	1,364	1,358
Preferred stock ($0.01 par); authorized shares 50,000,000; no shares issued or outstanding on June 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	1,686,942	1,674,703
Retained earnings	57,199	25,523
Treasury stock, at cost; shares 254,791 and 166,224 on June 30, 2019 December 31, 2018, respectively	(4,259)	(2,920)
Accumulated other comprehensive loss	(27,213)	(39,104)
Total PQ Group Holdings Inc. equity	1,714,033	1,659,560
Noncontrolling interest	5,319	4,585
Total equity	1,719,352	1,664,145
Total liabilities and equity	$4,441,639	$4,327,425

See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock, at cost	Accumulated other comprehensive income (loss)	Non- controlling interest	Total
Balance, December 31, 2018, as previously reported	$1,358	$1,674,703	$25,523	$(2,920)	$(39,104)	$4,585	$1,664,145
Cumulative effect adjustment from adoption of new accounting standards	—	—	(2,049)	—	1,874	—	(175)
Balance, December 31, 2018, as adjusted	1,358	1,674,703	23,474	(2,920)	(37,230)	4,585	1,663,970
Net income	—	—	3,151	—	—	290	3,441
Other comprehensive income	—	—	—	—	5,270	315	5,585
Repurchases of common shares	—	—	—	(1,339)	—	—	(1,339)
Stock compensation expense	—	3,400	—	—	—	—	3,400
Shares issued under equity incentive plan, net of forfeitures	2	213	—	—	—	—	215
Balance, March 31, 2019	1,360	1,678,316	26,625	(4,259)	(31,960)	5,190	1,675,272
Net income	—	—	30,574	—	—	145	30,719
Other comprehensive income	—	—	—	—	4,747	140	4,887
Distributions to noncontrolling interests	—	—	—	—	—	(156)	(156)
Stock compensation expense	—	5,370	—	—	—	—	5,370
Shares issued under equity incentive plan, net of forfeitures	4	3,256	—	—	—	—	3,260
Balance, June 30, 2019	$1,364	$1,686,942	$57,199	$(4,259)	$(27,213)	$5,319	$1,719,352

	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock, at cost	Accumulated other comprehensive income (loss)	Non- controlling interest	Total
Balance, December 31, 2017	$1,352	$1,655,114	$(32,777)	$—	$4,311	$3,919	$1,631,919
Net income	—	—	214	—	—	342	556
Other comprehensive income	—	—	—	—	9,532	1,304	10,836
Repurchases of common shares	—	—	—	(58)	—	—	(58)
Stock compensation expense	—	3,831	—	—	—	—	3,831
Balance, March 31, 2018	1,352	1,658,945	(32,563)	(58)	13,843	5,565	1,647,084
Net income	—	—	15,782	—	—	377	16,159
Other comprehensive loss	—	—	—	—	(26,021)	(1,544)	(27,565)
Distributions to noncontrolling interests	—	—	—	—	—	(153)	(153)
Stock compensation expense	—	3,796	—	—	—	—	3,796
Shares issued under equity incentive plan	—	7	—	—	—	—	7
Balance, June 30, 2018	$1,352	$1,662,748	$(16,781)	$(58)	$(12,178)	$4,245	$1,639,328

See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$34,160	$16,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	65,535	68,865
Amortization	25,449	26,606
Amortization of inventory step-up	—	1,603
Amortization of deferred financing costs and original issue discount	2,872	3,079
Debt extinguishment costs	—	3,755
Foreign currency exchange loss	923	11,820
Pension and postretirement healthcare benefit expense	2,185	599
Pension and postretirement healthcare benefit funding	(3,632)	(4,040)
Deferred income tax provision	10,844	3,128
Net (gain) loss on asset disposals	(8,839)	5,904
Stock compensation	8,770	7,627
Equity in net (income) from affiliated companies	(14,364)	(25,518)
Dividends received from affiliated companies	5,072	15,890
Net interest income on swaps designated as net investment hedges	(4,478)	—
Other, net	(4,356)	(3,924)
Working capital changes that provided (used) cash, excluding the effect of acquisitions and dispositions:
Receivables	(46,261)	(54,324)
Inventories	(12,191)	(9,853)
Prepaids and other current assets	2,183	(3,612)
Accounts payable	(189)	960
Accrued liabilities	(3,691)	(15,142)
Net cash provided by operating activities	59,992	50,138
Cash flows from investing activities:
Purchases of property, plant and equipment	(65,475)	(66,066)
Business combinations, net of cash acquired	—	(1,006)
Proceeds from sale of product line	26,665	—
Net interest proceeds on swaps designated as net investment hedges	4,478	—
Other, net	475	805
Net cash used in investing activities	(33,857)	(66,267)
Cash flows from financing activities:
Draw down of revolving credit facilities	74,863	123,864
Repayments of revolving credit facilities	(72,247)	(114,813)
Issuance of long-term debt	—	1,267,000
Debt issuance costs	—	(6,395)
Repayments of long-term debt	(5,000)	(1,264,791)
Stock repurchases	(1,339)	(58)
Proceeds from stock options exercised	3,475	—
Other, net	(153)	(153)
Net cash (used in) provided by financing activities	(401)	4,654
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,501)	(1,883)
Net change in cash, cash equivalents and restricted cash	24,233	(13,358)
Cash, cash equivalents and restricted cash at beginning of period	59,726	67,243
Cash, cash equivalents and restricted cash at end of period	$83,959	$53,885

For supplemental cash flow disclosures, see Note 21.
See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

1. Background and Basis of Presentation:
Description of Business
PQ Group Holdings Inc. and subsidiaries (the “Company” or “PQ Group Holdings”) is a leading integrated and innovative global provider of specialty catalysts, materials, chemicals and services. The Company supports customers globally through its strategically located network of manufacturing facilities. The Company believes that its products, which are predominantly inorganic, and services contribute to improving the sustainability of the environment.
The Company has four uniquely positioned specialty businesses: Refining Services provides sulfuric acid recycling to the North American refining industry; Catalysts serves the packaging and engineered plastics and the global refining, petrochemical and emissions control industries; Performance Materials produces transportation reflective safety markings for roads and airports; and Performance Chemicals supplies diverse product end uses, including personal and industrial cleaning products, fuel-efficient tires, surface coatings, and food and beverage products.
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations for interim reporting. In the opinion of management, all adjustments of a normal and recurring nature necessary to state fairly the financial position and results of operations have been included. The results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Other than the update to our lease accounting policies described in Note 12, the Company has continued to follow the accounting policies set forth in those consolidated financial statements.
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
Adoption of the new lease guidance resulted in the recognition of right-of-use lease assets of $60,726, which included $57,832 of right-of-use lease assets related to lease commitments and $2,895 related to the reclassification of favorable lease contracts, and lease liabilities of $58,929. The new guidance had no impact on the Company’s operating results or liquidity upon adoption. Disclosures related to the Company’s leases are included in Note 12 to these condensed consolidated financial statements.
In February 2018, the FASB issued guidance which permits entities to make a one-time election to reclassify the residual (“stranded”) income tax effects included in accumulated other comprehensive income (“AOCI”) to beginning retained earnings as a result of tax reform legislation enacted by the U.S. government on December 22, 2017, namely the Tax Cuts and Jobs Act of 2017 (“TCJA”). The standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Prior to the enactment of the tax reform legislation on December 22, 2017, the Company had amounts recorded in AOCI related to its domestic pension, postretirement and supplementary benefit plans and cash flow hedging relationships that were based on pre-enactment tax rates, which were included in AOCI at the adoption date of the new guidance. The Company adopted the new guidance effective January 1, 2019 as required, and elected to reclassify the income tax effects stranded in AOCI related to the change in the U.S. federal corporate income tax rate from the TCJA of $1,874 from AOCI to beginning retained earnings. There were no other income tax effects related to the application of the TCJA that were included in this reclassification. The Company’s accounting policy for releasing income tax effects from AOCI is based on individual units of account.
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
In June 2016, the FASB issued guidance (with subsequent targeted amendments) that affects loans, trade receivables and any other financial assets that have the contractual right to receive cash. Under the new guidance, an entity is required to recognize expected credit losses rather than incurred losses for financial assets. The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company believes that the new guidance will not have a material impact on its consolidated financial statements.
3. Revenue from Contracts with Customers:
Disaggregated Revenue
The Company’s primary means of disaggregating revenues is by reportable segments, which can be found in Note 18 to these condensed consolidated financial statements.
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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following tables disaggregate the Company’s sales, by segment and end use, for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30, 2019
	Refining Services	Catalysts	Performance Materials	Performance Chemicals	Total
Industrial & process chemicals	$21,903	$—	$12,783	$60,662	$95,348
Fuels & emission control (1)	63,505	—	—	—	63,505
Packaging & engineered plastics	14,067	20,857	17,595	14,344	66,863
Highway safety & construction (1)	—	—	85,257	22,297	107,554
Consumer products	—	—	—	65,440	65,440
Natural resources	17,815	—	3,237	15,085	36,137
Total segment sales	117,290	20,857	118,872	177,828	434,847
Eliminations	(895)	214	(104)	(2,387)	(3,172)
Total	$116,395	$21,071	$118,768	$175,441	$431,675

	Six months ended June 30, 2019
	Refining Services	Catalysts	Performance Materials	Performance Chemicals	Total
Industrial & process chemicals	$40,305	$62	$25,812	$120,313	$186,492
Fuels & emission control (1)	121,195	—	—	—	121,195
Packaging & engineered plastics	26,756	36,661	34,977	29,073	127,467
Highway safety & construction (1)	—	—	112,617	44,236	156,853
Consumer products	—	—	—	133,949	133,949
Natural resources	34,878	—	6,555	30,719	72,152
Total segment sales	223,134	36,723	179,961	358,290	798,108
Eliminations	(1,782)	(62)	(152)	(5,216)	(7,212)
Total	$221,352	$36,661	$179,809	$353,074	$790,896

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

	Three months ended June 30, 2018
	Refining Services	Catalysts	Performance Materials	Performance Chemicals	Total
Industrial & process chemicals	$17,281	$54	$14,289	$65,660	$97,284
Fuels & emission control (1)	60,212	—	—	—	60,212
Packaging & engineered plastics	16,626	17,293	19,593	14,373	67,885
Highway safety & construction (1)	—	—	88,767	21,979	110,746
Consumer products	—	—	—	65,388	65,388
Natural resources	17,952	—	3,889	16,361	38,202
Total segment sales	112,071	17,347	126,538	183,761	439,717
Eliminations	(812)	(54)	(261)	(3,877)	(5,004)
Total	$111,259	$17,293	$126,277	$179,884	$434,713

	Six months ended June 30, 2018
	Refining Services	Catalysts	Performance Materials	Performance Chemicals	Total
Industrial & process chemicals	$34,320	$54	$26,807	$131,296	$192,477
Fuels & emission control (1)	116,209	—	—	—	116,209
Packaging & engineered plastics	28,396	33,766	39,485	26,289	127,936
Highway safety & construction (1)	—	—	115,426	42,465	157,891
Consumer products	—	—	—	142,118	142,118
Natural resources	33,860	—	7,562	31,556	72,978
Total segment sales	212,785	33,820	189,280	373,724	809,609
Eliminations	(1,624)	(54)	(333)	(6,688)	(8,699)
Total	$211,161	$33,766	$188,947	$367,036	$800,910

(1)	As described in Note 1, the Company experiences seasonal sales fluctuations to customers in the fuels & emission control and highway safety & construction end uses.
Contract Assets and Liabilities
A contract asset is a right to consideration in exchange for goods that the Company has transferred to a customer when that right is conditional on something other than the passage of time. A contract liability exists when the Company receives consideration in advance of performance obligations. The Company has not recorded any contract assets on its condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, and no contract liabilities existed as of December 31, 2018. The Company recognized a $9,000 contract liability associated with the sale of a portion of its sulfate salts product line as of June 30, 2019. Refer to Note 6 of these condensed consolidated financial statements for additional information related to the sale of the product line.
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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts (Note 14)	$24,852	$—	$24,852	$—
Restoration plan assets	4,381	4,381	—	—
Total	$29,233	$4,381	$24,852	$—

Liabilities:
Derivative contracts (Note 14)	$4,090	$—	$4,090	$—

	December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts (Note 14)	$20,768	$—	$20,768	$—
Restoration plan assets	4,244	4,244	—	—
Total	$25,012	$4,244	$20,768	$—

Liabilities:
Derivative contracts (Note 14)	$2,026	$—	$2,026	$—

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

Restoration plan assets
The fair values of the Company’s restoration plan assets are determined through quoted prices in active markets. Restoration plan assets are assets held in a Rabbi trust to fund the obligations of the Company’s defined benefit supplementary retirement plans and include various stock and fixed income mutual funds. See Note 16 to these condensed consolidated financial statements regarding defined supplementary retirement plans. The Company’s restoration plan assets are included in other long-term assets on its condensed consolidated balance sheets. Gains and losses related to these investments are included in other expense, net in the Company’s condensed consolidated statements of income. Unrealized gains and losses associated with the underlying stock and fixed income mutual funds were immaterial as of June 30, 2019 and December 31, 2018, respectively.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

5. Accumulated Other Comprehensive Income:
The following tables present the tax effects of each component of other comprehensive income for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,
	2019			2018
	Pre-tax amount	Tax benefit/(expense)	After-tax amount	Pre-tax amount	Tax benefit/(expense)	After-tax amount
Defined benefit and other postretirement plans:
Amortization of net gains and (losses)	$(8)	$2	$(6)	$1,853	$(463)	$1,390
Amortization of prior service cost	(33)	8	(25)	(20)	5	(15)
Benefit plans, net	(41)	10	(31)	1,833	(458)	1,375
Net (loss) gain from hedging activities	(1,556)	389	(1,167)	737	(184)	553
Foreign currency translation	5,469	616	6,085	(29,947)	454	(29,493)
Other comprehensive income (loss)	$3,872	$1,015	$4,887	$(27,377)	$(188)	$(27,565)

	Six months ended June 30,
	2019			2018
	Pre-tax amount	Tax benefit/(expense)	After-tax amount	Pre-tax amount	Tax benefit/(expense)	After-tax amount
Defined benefit and other postretirement plans:
Amortization of net gains and (losses)	$(16)	$4	$(12)	$1,848	$(462)	$1,386
Amortization of prior service cost	(65)	16	(49)	(39)	10	(29)
Benefit plans, net	(81)	20	(61)	1,809	(452)	1,357
Net (loss) gain from hedging activities	(3,625)	906	(2,719)	3,649	(913)	2,736
Foreign currency translation	14,751	(1,499)	13,252	(19,833)	(989)	(20,822)
Other comprehensive income (loss)	$11,045	$(573)	$10,472	$(14,375)	$(2,354)	$(16,729)

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following table presents the changes in accumulated other comprehensive income (loss), net of tax, by component for the six months ended June 30, 2019 and 2018:

	Defined benefit and other postretirement plans	Net gain (loss) from hedging activities	Foreign currency translation	Total
December 31, 2018	$(546)	$637	$(39,195)	$(39,104)
Other comprehensive income (loss) before reclassifications	2	(2,861)	12,797	9,938
Amounts reclassified from accumulated other comprehensive income(1)	(63)	142	—	79
Net current period other comprehensive income (loss)	(61)	(2,719)	12,797	10,017
Tax Cuts and Jobs Act, reclassification from AOCI to retained earnings	1,684	190	—	1,874
June 30, 2019	$1,077	$(1,892)	$(26,398)	$(27,213)

December 31, 2017	$7,412	$967	$(4,068)	$4,311
Other comprehensive income (loss) before reclassifications	1,387	2,613	(20,582)	(16,582)
Amounts reclassified from accumulated other comprehensive income(1)	(30)	123	—	93
Net current period other comprehensive income (loss)	1,357	2,736	(20,582)	(16,489)
June 30, 2018	$8,769	$3,703	$(24,650)	$(12,178)

(1)	See the following table for details about these reclassifications. Amounts in parentheses indicate debits.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following table presents the reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2019 and 2018:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income(a)				Affected Line Item where Income is Presented
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Amortization of defined benefit and other postretirement items
Prior service credit (cost)	$33	$20	$65	$39	Other income (expense)(b)
Actuarial gains (losses)	9	(1)	18	(3)	Other income (expense)(b)
	42	19	83	36	Total before tax
	(10)	(3)	(20)	(6)	Tax expense
	$32	$16	$63	$30	Net of tax

Gains and losses on cash flow hedges
Interest rate caps	$(169)	$(58)	$(292)	$(93)	Interest expense
Natural gas swaps	(87)	(99)	104	(71)	Cost of goods sold
	(256)	(157)	(188)	(164)	Total before tax
	63	39	46	41	Tax benefit
	$(193)	$(118)	$(142)	$(123)	Net of tax

Total reclassifications for the period	$(161)	$(102)	$(79)	$(93)	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.

(b)
These accumulated other comprehensive income (loss) components are components of net periodic pension and other postretirement cost (see Note 16 to these condensed consolidated financial statements for additional details).

6. Sale of Product Line:
On June 28, 2019, the Company completed the sale of a portion of its sulfate salts product line within its Performance Chemicals segment for $28,000, subject to a working capital adjustment, and recorded a pre-tax gain on sale of $11,362. The transaction was recorded as an asset sale, with the gain on disposition included in the other operating expense, net line item in the Company’s condensed consolidated statement of income for the three and six months ended June 30, 2019 (see Note 8 to these condensed consolidated financial statements for additional details). At the time of disposition, the carrying value of the Company’s net working capital related to this non-core product line was $4,215. In addition to the net working capital sold as part of the transaction, the Company also derecognized $3,423 of property, plant and equipment related to the product line and allocated $9,000 of the consideration received to a liability for deferred revenue.
Concurrent with the product line sale, the Company entered into a tolling arrangement with the buyer in which the Company will use its existing manufacturing facilities for the product line to manufacture the product for the buyer, the majority of which runs until June 2021. The Company deferred $9,000 of the $28,000 consideration received as a liability, to be recognized as the Company executes its performance obligations over the term of the contractual agreement with the buyer. Additionally, the Company concluded that an embedded lease arrangement exists as a result of the combination of the sale and tolling agreements. Given the ability of the buyer to control substantially all of the output of the facilities and the existence of bargain purchase options on the manufacturing assets, the Company determined that the buyer is effectively leasing the assets from the Company and derecognized the associated property, plant and equipment under a sales-type leasing arrangement. The gain on the sale of fixed assets is included as part of the Company’s overall gain on sale related to the transaction, with the Company’s net investment in the leased assets having been settled as part of the consideration received in the transaction with no additional future cash flows to be recognized on the lease.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

7. Goodwill:
The change in the carrying amount of goodwill for the six months ended June 30, 2019 is summarized as follows:

	Refining Services	Catalysts	Performance Materials	Performance Chemicals	Total
Balance as of December 31, 2018	$311,892	$77,759	$274,947	$590,331	$1,254,929
Foreign exchange impact	—	90	742	2,480	3,312
Balance as of June 30, 2019	$311,892	$77,849	$275,689	$592,811	$1,258,241

8. Other Operating Expense, Net:
A summary of other operating expense, net is as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Amortization expense	$8,636	$8,744	$17,300	$17,693
Net (gain) loss on asset disposals(1)	(9,659)	4,752	(8,839)	5,904
Insurance recoveries(2)	—	(313)	—	(1,557)
Environmental related costs	848	398	1,327	487
Other, net	1,994	2,292	2,770	2,660
	$1,819	$15,873	$12,558	$25,187

(1)
During the three and six months ended June 30, 2019, the Company recognized a gain of $11,362 related to the sale of a product line. Refer to Note 6 of these condensed consolidated financial statements for additional details.

(2)
During the three and six months ended June 30, 2018, the Company recognized $1,000 and $2,500, respectively, of insurance recoveries in its condensed consolidated statements of income related to the Company’s claim for losses sustained during Hurricane Harvey in August 2017. For the three months ended June 30, 2018, $313 was recorded as a gain in other operating expense, net, as reimbursement of expenses, while the remaining $687 represented recoveries in excess of the Company’s property losses which was recorded as a non-operating gain in other expense, net, in the Company’s condensed consolidated statements of income. For the six months ended June 30, 2018, $1,557 was recorded as a gain in other operating expense, net, as reimbursement of expenses, $207 was recorded as a gain in net loss on asset disposals within other operating expense, net, for the Company’s previously recognized property losses, and $736 represented recoveries in excess of the Company’s property losses which was recorded as a non-operating gain in other expense, net, in the Company’s condensed consolidated statements of income.

9. Inventories, Net:
Inventories, net, are classified and valued as follows:

	June 30, 2019	December 31, 2018
Finished products and work in process	$221,995	$206,188
Raw materials	53,213	58,560
	$275,208	$264,748

Valued at lower of cost or market:
LIFO basis	$166,121	$160,863
Valued at lower of cost and net realizable value:
FIFO or average cost basis	109,087	103,885
	$275,208	$264,748

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

10. Investments in Affiliated Companies:
The Company accounts for investments in affiliated companies under the equity method. Affiliated companies accounted for on the equity basis as of June 30, 2019 are as follows:

Company	Country	Percent Ownership
PQ Silicates Ltd.	Taiwan	50%
Zeolyst International	USA	50%
Zeolyst C.V.	Netherlands	50%
Quaker Holdings	South Africa	49%
Asociacion para el Estudio de las Tecnologias de Equipamiento de Carreteras, S.A. (“Aetec”)	Spain	20%
Following is summarized information of the combined investments(1):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Sales	$89,938	$108,898	$158,032	$197,474
Gross profit	35,137	40,669	54,551	76,191
Operating income	27,052	31,622	36,259	57,663
Net income	27,910	30,638	37,150	57,660

(1)
Summarized information of the combined investments is presented at 100%; the Company’s share of the net assets and net income of affiliates is calculated based on the percent ownership specified in the table above.

The Company’s investments in affiliated companies balance as of June 30, 2019 and December 31, 2018 includes net purchase accounting fair value adjustments of $253,849 and $258,066, respectively, related to the series of transactions consummated on May 4, 2016 to reorganize and combine the businesses of PQ Holdings Inc. and Eco Services Operations LLC, consisting primarily of goodwill and intangible assets such as customer relationships, technical know-how and trade names. Consolidated equity in net income from affiliates is net of $1,659 and $4,217 of amortization expense related to purchase accounting fair value adjustments for the three and six months ended June 30, 2019, respectively. Consolidated equity in net income from affiliates is net of $1,659 and $3,317 of amortization expense related to purchase accounting fair value adjustments for the three and six months ended June 30, 2018, respectively.
11. Property, Plant and Equipment:
A summary of property, plant and equipment, at cost, and related accumulated depreciation is as follows:

	June 30, 2019	December 31, 2018
Land	$191,408	$190,772
Buildings	221,823	212,284
Machinery and equipment	1,167,604	1,125,117
Construction in progress	92,605	102,185
	1,673,440	1,630,358
Less: accumulated depreciation	(480,262)	(421,379)
	$1,193,178	$1,208,979

Depreciation expense was $32,381 and $33,962 for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense was $65,535 and $68,865 for the six months ended June 30, 2019 and 2018, respectively.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

12. Leases:
The Company has operating and finance lease agreements with remaining lease terms as of June 30, 2019 of up to 28 years, including leases of land, buildings, railcars, vehicles, manufacturing equipment and general office equipment. Some leases include options to terminate or extend for one or more years. These options are incorporated in the Company’s lease term when it is reasonably certain that the option will be exercised. Some leases include options to purchase, which the Company assesses under the guidance to determine if these leases should be classified as finance lease agreements.
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
The table below presents the operating and finance right-of-use lease assets and lease liabilities recognized on the condensed consolidated balance sheet as of June 30, 2019:

	Classification	June 30, 2019
Assets
Operating lease assets	Right-of-use lease assets	$55,095
Finance lease assets	Property, plant and equipment, net	1,612
Total leased assets		$56,707

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities - current	$13,997
Finance lease liabilities	Accrued liabilities	177

Noncurrent:
Operating lease liabilities	Operating lease liabilities - noncurrent	39,352
Finance lease liabilities	Other long-term liabilities	410
Total lease liabilities		$53,936

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2019 are as follows:

June 30, 2019
Weighted average remaining lease term (in years):
Operating leases	5.52
Finance leases	3.14

Weighted average discount rate:
Operating leases	5.76%
Finance leases	4.67%

Maturities of lease liabilities as of June 30, 2019 are as follows:

	Operating Leases	Finance Leases
Remainder of 2019	$16,438	$100
2020	13,462	201
2021	10,190	201
2022	7,605	123
2023	5,125	4
Thereafter	10,222	—
Total lease payments	63,042	629
Less: Interest	(9,693)	(42)
Total lease liabilities (1)	$53,349	$587

(1)
Refer to the above table regarding the Company’s right-of-use lease assets and lease liabilities for the presentation of the lease liabilities in the Company’s condensed consolidated balance sheet at June 30, 2019.

At December 31, 2018, future minimum payments under non-cancelable operating leases under previous lease guidance was as follows:

Year	Amount
2019	$18,457
2020	14,344
2021	11,432
2022	8,354
2023	6,198
Thereafter	17,477
$76,262

Operating lease costs of $4,680 and $9,359 are included in cost of goods sold and in selling, general and administrative expenses for the three and six months ended June 30, 2019, respectively. Finance lease, short-term lease and variable lease costs for the three and six months ended June 30, 2019 were not material. Lease income is not material to the results of operations for the three and six months ended June 30, 2019.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following table presents other information related to our operating and finance leases and the impact on the Company’s condensed consolidated statement of cash flows:

Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Payments on operating leases included in operating cash flows	$8,064
Interest payments under finance lease obligations included in operating cash flows	19
Principal payments under finance lease obligations included in financing cash flows	109

Right-of-use assets obtained in exchange for new lease liabilities (non-cash):
Operating leases	1,566
Finance leases	—

13. Long-term Debt:
The summary of long-term debt is as follows:

	June 30, 2019	December 31, 2018
Term Loan Facility	$1,157,498	$1,157,498
6.75% Senior Secured Notes due 2022	625,000	625,000
5.75% Senior Unsecured Notes due 2025	295,000	300,000
ABL Facility	—	—
Other	68,694	65,925
Total debt	2,146,192	2,148,423
Original issue discount	(17,214)	(18,584)
Deferred financing costs	(14,296)	(15,882)
Total debt, net of original issue discount and deferred financing costs	2,114,682	2,113,957
Less: current portion	(10,033)	(7,237)
Total long-term debt, excluding current portion	$2,104,649	$2,106,720

The fair value of a financial instrument is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of June 30, 2019 and December 31, 2018, the fair value of the term loan facility and senior secured and unsecured notes was $2,094,148 and $2,010,023, respectively. The fair value is classified as Level 2 based upon the fair value hierarchy (see Note 4 to these condensed consolidated financial statements for further information on fair value measurements).
14. Financial Instruments:
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
Use of Derivative Financial Instruments to Manage Commodity Price Risk. The Company is exposed to risks in energy costs due to fluctuations in energy prices, particularly natural gas. The Company has a hedging program in the United States which allows the Company to mitigate exposure to natural gas volatility with natural gas swap agreements. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices of comparable contracts. The respective current and non-current liabilities are recorded in accrued liabilities and other long-term liabilities and the respective current and non-current assets are recorded in prepaid and other current assets and other long-term assets, as applicable, in the Company’s consolidated balance sheet. As the derivatives are designated and qualify as cash flow hedges, the gains or losses on the natural gas swaps are recorded in stockholders’ equity as a component of other comprehensive income (loss) (“OCI”), net of tax. Reclassifications of the gains and losses on natural gas hedges into earnings are recorded in production costs and subsequently charged to cost of goods sold in the condensed consolidated statements of income in the period in which the associated inventory is sold. As of June 30, 2019, the Company’s natural gas swaps had a remaining notional quantity of 3.9 million MMBTU to mitigate commodity price volatility through December 2021.
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
In July 2016, the Company entered into interest rate cap agreements, paying a premium of $1,551 to mitigate interest rate volatility from July 2016 through July 2020 by employing varying cap rates, ranging from 1.50% to 3.00%, on $1,000,000 of notional variable-rate debt. The cap rate currently in effect at June 30, 2019 is 2.50%. In November 2018, the Company entered into additional interest rate cap agreements to mitigate interest rate volatility from July 2020 through July 2022, with a cap rate of 3.50% on $500,000 of notional variable-rate debt.
Use of Derivative Financial Instruments to Manage Foreign Currency Risk. The Company is exposed to risks related to its net investments in foreign operations due to fluctuations in foreign currency exchange rates, particularly between the United States dollar and the Euro. In February 2018, the Company entered into multiple cross currency interest rate swap arrangements with an aggregate notional amount of €280,000 ($319,161 as of June 30, 2019) to hedge this exposure on the net investments of certain of its Euro-denominated subsidiaries. The Company records these swap agreements at fair value as assets or liabilities in its consolidated balance sheet. As the derivatives are designated and qualify as net investment hedges, changes in the fair value of the swaps attributable to changes in the spot exchange rates are recognized in cumulative translation adjustment (“CTA”) within OCI and are held there until the hedged net investments are sold or substantially liquidated. Changes in the fair value of the swaps attributable to the cross currency basis spread are excluded from the assessment of hedge effectiveness and are recorded in current period earnings. Upon such sale or liquidation, the amount recognized in CTA is reclassified to earnings and reported in the same line item as the gain or loss on the liquidation of the net investments.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The fair values of derivative instruments held as of June 30, 2019 and December 31, 2018 are shown below:

	Balance sheet location	June 30, 2019	December 31, 2018
Derivative assets:
Derivatives designated as cash flow hedges:
Natural gas swaps	Prepaid and other current assets	$—	$21
Interest rate caps	Prepaid and other current assets	69	1,358
Interest rate caps	Other long-term assets	1	546
		70	1,925
Derivatives designed as net investment hedges:
Cross currency swaps	Prepaid and other current assets	5,574	5,499
Cross currency swaps	Other long-term assets	19,208	13,344
		24,782	18,843
Total derivative assets		$24,852	$20,768

Derivative liabilities:
Derivatives designated as cash flow hedges:
Natural gas swaps	Accrued liabilities	$750	$36
Natural gas swaps	Other long-term liabilities	283	148
Interest rate caps	Other long-term liabilities	3,057	1,842
Total derivative liabilities		$4,090	$2,026

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges on AOCI for the three and six months ended June 30, 2019 and 2018:

		Three months ended June 30,
		2019		2018
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$(675)	$(169)	$451	$(58)
Natural gas swaps	Cost of goods sold	(1,137)	(87)	129	(99)
		$(1,812)	$(256)	$580	$(157)

		Six months ended June 30,
		2019		2018
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$(3,048)	$(292)	$3,303	$(93)
Natural gas swaps	Cost of goods sold	(766)	104	182	(71)
		$(3,814)	$(188)	$3,485	$(164)

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following tables show the effect of the Company’s cash flow hedge accounting on the condensed consolidated statements of income for the three and six months ended June 30, 2019 and 2018:

	Location and amount of gain (loss) recognized in income on cash flow hedging relationships
	Three months ended June 30,
	2019		2018
	Cost of goods sold	Interest (expense) income	Cost of goods sold	Interest (expense) income
Total amounts of income and expense line items presented in the statement of income in which the effects of cash flow hedges are recorded	$(316,180)	$(28,540)	$(326,309)	$(27,221)

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	—	(169)	—	(58)
Commodity contracts:
Amount of gain (loss) reclassified from AOCI into income	(87)	—	(99)	—

	Location and amount of gain (loss) recognized in income on cash flow hedging relationships
	Six months ended June 30,
	2019		2018
	Cost of goods sold	Interest (expense) income	Cost of goods sold	Interest (expense) income
Total amounts of income and expense line items presented in the statement of income in which the effects of cash flow hedges are recorded	(594,491)	(57,158)	(614,385)	(56,384)

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	—	(292)	—	(93)
Commodity contracts:
Amount of gain (loss) reclassified from AOCI into income	104	—	(71)	—

The amount of unrealized losses in AOCI related to the Company’s cash flow hedges that is expected to be reclassified to the condensed consolidated statement of income over the next twelve months is $1,083 as of June 30, 2019.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following tables show the effect of the Company’s net investment hedges on AOCI and the condensed consolidated statements of income for the three and six months ended June 30, 2019 and 2018:

	Amount of gain (loss) recognized in OCI on derivative		Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	Three months ended June 30,			Three months ended June 30,			Three months ended June 30,
	2019	2018		2019	2018		2019	2018
Cross currency swaps	$(2,613)	$16,937	Gain (loss) on sale of subsidiary	$—	$—	Interest (expense) income	$2,465	$2,224

	Amount of gain (loss) recognized in OCI on derivative		Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	Six months ended June 30,			Six months ended June 30,			Six months ended June 30,
	2019	2018		2019	2018		2019	2018
Cross currency swaps	$5,940	$7,661	Gain (loss) on sale of subsidiary	$—	$—	Interest (expense) income	$3,912	$3,391

15. Income Taxes:
The effective income tax rate for the three months ended June 30, 2019 was 39.8% compared to 45.8% for the three months ended June 30, 2018. The effective income tax rate for the six months ended June 30, 2019 was 40.0% compared to 44.0% for the six months ended June 30, 2018. The Company’s effective income tax rate has fluctuated primarily because of changes in income mix (including the effect of loss companies), the impact of including foreign earnings in U.S. taxable income and changes in foreign exchange gains and losses, which create permanent differences in certain jurisdictions.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the six months ended June 30, 2019 was mainly due to the tax effect of permanent differences related to foreign currency exchange gain or loss, inclusion of foreign earnings in U.S. taxable income, pre-tax losses with no associated tax benefit, the discrete tax effects of the Company’s sale of a non-core product line and state taxes.
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
With respect to operating results for the three and six months ended June 30, 2019, the Company has continued to incorporate an estimate of the GILTI income inclusion when estimating annual effective tax rate used for GAAP purposes. The Company expects this amount to be included in its 2019 U.S. taxable income. However, the estimated 2019 GILTI income inclusion may change materially as the Company continues to evaluate future legislative or administrative guidance that is put forth, any updates to assumptions and figures used for the current estimate, or as a result of future changes to the Company’s current structure and business.

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
Components of net periodic expense (benefit) are as follows:
Defined Benefit Pension Plans

	U.S.		Foreign
	Three months ended June 30,		Three months ended June 30,
	2019	2018	2019	2018
Service cost	$281	$223	$878	$845
Interest cost	2,798	2,369	824	1,608
Expected return on plan assets	(3,064)	(3,176)	(990)	(1,628)
Amortization of net loss	—	—	—	12
Amortization of prior service cost	—	—	12	—
Curtailment gain recognized	—	(576)	—	—
Net periodic expense (benefit)	$15	$(1,160)	$724	$837

	U.S.		Foreign
	Six months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Service cost	$500	$533	$1,684	$1,732
Interest cost	5,305	4,741	1,657	3,113
Expected return on plan assets	(5,821)	(6,350)	(1,593)	(2,947)
Amortization of net loss	—	—	—	25
Amortization of prior service cost	—	—	12	—
Curtailment gain recognized	—	(576)	—	—
Net periodic expense (benefit)	$(16)	$(1,652)	$1,760	$1,923

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

Supplemental Retirement Plans

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Interest cost	$122	$110	$243	$220
Net periodic expense	$122	$110	$243	$220

Other Postretirement Benefit Plans

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Service cost	$4	$3	$7	$9
Interest cost	38	27	76	65
Amortization of prior service credit	(33)	(20)	(65)	(39)
Amortization of net gain	(9)	(11)	(18)	(22)
Net periodic expense	$—	$(1)	$—	$13

17. Commitments and Contingent Liabilities:
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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

18. Reportable Segments:
Summarized financial information for the Company’s reportable segments is shown in the following table:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Sales:
Refining Services	$117,290	$112,071	$223,134	$212,785
Catalysts(1)	20,857	17,347	36,723	33,820
Performance Materials	118,872	126,538	179,961	189,280
Performance Chemicals	177,828	183,761	358,290	373,724
Eliminations(2)	(3,172)	(5,004)	(7,212)	(8,699)
Total	$431,675	$434,713	$790,896	$800,910

Segment Adjusted EBITDA:(3)
Refining Services	$42,824	$41,277	$82,555	$76,809
Catalysts(4)	29,607	23,587	47,734	46,476
Performance Materials	29,221	28,567	39,736	40,625
Performance Chemicals	41,165	44,822	83,838	89,916
Total Segment Adjusted EBITDA(5)	$142,817	$138,253	$253,863	$253,826

(1)
Excludes the Company’s proportionate share of sales from the Zeolyst International and Zeolyst C.V. joint ventures (collectively, the “Zeolyst Joint Venture”) accounted for using the equity method (see Note 10 to these condensed consolidated financial statements for further information). The proportionate share of sales is $39,124 and $49,513 for the three months ended June 30, 2019 and 2018, respectively. The proportionate share of sales is $68,602 and $87,862 for the six months ended June 30, 2019 and 2018, respectively.

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

(4)
The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalysts segment is $17,636 for the three months ended June 30, 2019, which includes $12,264 of equity in net income plus $1,659 of amortization of investment in affiliate step-up and $3,713 of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalysts segment is $17,874 for the three months ended June 30, 2018, which includes $13,616 of equity in net income plus $1,659 of amortization of investment in affiliate step-up and $2,599 of joint venture depreciation, amortization and interest.

The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalysts segment is $25,993 for the six months ended June 30, 2019, which includes $14,300 of equity in net income plus $4,217 of amortization of investment in affiliate step-up and $7,476 of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalysts segment is $34,681 for the six months ended June 30, 2018, which includes $25,442 of equity in net income plus $3,317 of amortization of investment in affiliate step-up and $5,922 of joint venture depreciation, amortization and interest.

(5)	Total Segment Adjusted EBITDA differs from the Company’s consolidated Adjusted EBITDA due to unallocated corporate expenses.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

A reconciliation of net income attributable to PQ Group Holdings to Segment Adjusted EBITDA is as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Reconciliation of net income attributable to PQ Group Holdings Inc. to Segment Adjusted EBITDA
Net income attributable to PQ Group Holdings Inc.	$30,574	$15,782	$33,725	$15,996
Provision for income taxes	20,307	13,649	22,754	13,120
Interest expense, net	28,540	27,221	57,158	56,384
Depreciation and amortization	45,090	46,983	90,984	95,471
Segment EBITDA	124,511	103,635	204,621	180,971
Unallocated corporate expenses	10,364	9,358	20,369	17,046
Joint venture depreciation, amortization and interest	3,713	2,599	7,476	5,922
Amortization of investment in affiliate step-up	1,659	1,659	4,217	3,317
Amortization of inventory step-up	—	—	—	1,603
Debt extinguishment costs	—	—	—	5,879
Net (gain) loss on asset disposals	(9,653)	4,752	(8,833)	5,904
Foreign currency exchange loss	3,612	6,757	923	11,820
LIFO expense	122	121	10,280	5,047
Transaction and other related costs	975	257	1,055	685
Equity-based compensation	5,370	3,796	8,770	7,627
Restructuring, integration and business optimization expenses	(13)	2,405	719	3,484
Defined benefit pension plan cost (benefit)	552	(402)	1,545	148
Other	1,605	3,316	2,721	4,373
Segment Adjusted EBITDA	$142,817	$138,253	$253,863	$253,826

19. Stock-Based Compensation:
The Company is authorized to issue shares for common stock awards to employees, directors and affiliates of the Company in connection with the PQ Group Holdings Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”). During the six months ended June 30, 2019, the Company granted 1,245,628 restricted stock units and 550,676 performance stock units at target under the 2017 Plan as part of its equity incentive compensation program. Each restricted stock unit provides the recipient with the right to receive a share of common stock subject to graded vesting terms based on service, which for the awards granted during the six months ended June 30, 2019, require approximately one year of service for members of the Company’s board of directors and approximately three years of service for employees.
The performance stock units granted during the six months ended June 30, 2019 provide the recipients with the right to receive shares of common stock dependent on the achievement of two Company-specific financial performance targets and the provision of service through the vesting date. Achievement of the metrics is measured based on the average levels of achievement across the three-year period from January 1, 2019 through December 31, 2021. Depending on the Company’s performance against the pre-determined thresholds for achievement, each performance stock unit award holder is eligible to earn a percentage of the target number of shares granted to the holder, ranging from zero to 200%. The performance stock units, to the extent earned, will vest on the date the Company’s compensation and governance committee certifies the achievement of the performance metrics for the three-year period ending December 31, 2021, which will occur no later than March 1, 2022.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The value of the restricted stock units granted during the six months ended June 30, 2019 was based on the average of the high and low trading prices of the Company’s common stock on the NYSE on the preceding trading day, in accordance with the Company’s policy for valuing such awards. Compensation expense related to the restricted stock units is recognized on a straight-line basis over the respective vesting period. The value of the performance stock units granted during the six months ended June 30, 2019 was measured on the same basis as that of the restricted stock units, and based on the target number of shares granted; because the performance vesting conditions affect the ability of the recipients to vest in the awards, they are not factored into the fair value measure of the award. Compensation expense related to the performance stock units is recognized ratably over the requisite service period, and the Company must assess the probability that the performance conditions will be met each reporting period, and the level at which they are estimated to be attained. Should the probability assessment change during a given reporting period, the total compensation cost (both recognized and unrecognized) will be adjusted to reflect the revised assessment.
The following table summarizes the activity for the Company’s restricted stock units and performance stock units for the six months ended June 30, 2019:

	Restricted Stock Units		Performance Stock Units
	Number of Units	Weighted Average Grant Date Fair Value (per share)	Number of Units	Weighted Average Grant Date Fair Value (per share)
Nonvested as of December 31, 2018	998,786	$16.83	—	$—
Granted	1,245,628	$15.42	550,676	$15.41
Vested	(107,405)	$15.27	—	$—
Nonvested as of June 30, 2019	2,137,009	$16.09	550,676	$15.41

Total stock-based compensation expense for all of the Company’s equity incentive awards was $5,370 and $3,796 for the three months ended June 30, 2019 and 2018, respectively, and $8,770 and $7,627 for the six months ended June 30, 2019 and 2018, respectively. The income tax benefit recognized in the condensed consolidated statements of income was $1,326 and $938 for the three months ended June 30, 2019 and 2018, respectively, and $2,166 and $1,885 for the six months ended June 30, 2019 and 2018, respectively. With the new grants of restricted stock units and performance stock units during the six months ended June 30, 2019, unrecognized compensation cost at June 30, 2019 related to nonvested awards was $26,452 and $7,626 for restricted stock units and performance stock units, respectively. The weighted-average period over which these costs are expected to be recognized at June 30, 2019 is 1.95 years for the restricted stock units and 2.67 years for the performance stock units.
At June 30, 2019, 3,702,921 shares of common stock were available for issuance under the 2017 Plan, after giving effect to the new grants as well as other minor activity during the six months ended June 30, 2019. Activity related to the Company’s stock options and restricted stock awards was not material for the six months ended June 30, 2019.
20. Earnings per Share:
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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The reconciliation from basic to diluted weighted average shares outstanding is as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Weighted average shares outstanding – Basic	134,142,552	133,222,463	134,044,972	133,188,303
Dilutive effect of unvested common shares and restricted stock units with service conditions, performance stock units considered probable of vesting and assumed stock option exercises and conversions	1,180,472	987,277	1,062,035	859,059
Weighted average shares outstanding – Diluted	135,323,024	134,209,740	135,107,007	134,047,362

Basic and diluted earnings per share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to PQ Group Holdings Inc.	$30,574	$15,782	$33,725	$15,996

Denominator:
Weighted average shares outstanding – Basic	134,142,552	133,222,463	134,044,972	133,188,303
Weighted average shares outstanding – Diluted	135,323,024	134,209,740	135,107,007	134,047,362
Net income per share:
Basic income per share	$0.23	$0.12	$0.25	$0.12
Diluted income per share	$0.23	$0.12	$0.25	$0.12

The table below presents the details of the Company’s weighted average equity-based awards outstanding during each respective period that were excluded from the calculation of diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Restricted stock awards with performance only targets not yet achieved	1,637,134	1,760,937	1,638,318	1,760,937
Stock options with performance only targets not yet achieved	586,253	586,253	586,253	586,253
Anti-dilutive restricted stock awards, restricted stock units and performance stock units	—	—	2,102	—
Anti-dilutive stock options	863,063	621,747	863,063	621,747

Restricted stock awards and stock options with performance only vesting conditions were not included in the dilution calculation, as the performance targets have not been achieved nor were probable of achievement as of the end of the respective periods. On a weighted average basis, options to purchase 621,747 shares of common stock at $16.97 per share for the three and six months ended June 30, 2019 and 2018, and 241,316 shares of common stock at $17.50 per share for the three and six months ended June 30, 2019 were excluded from the computation of diluted earnings per share for the respective periods, because the combination of the options’ exercise price and remaining unamortized stock-based compensation expense was greater than the average market price of the common shares. The 621,747 stock options expire on October 2, 2027, while the 241,316 stock options expire on August 9, 2028. All of the options were outstanding as of June 30, 2019. Anti-dilutive awards are not included in the dilution calculation, as their inclusion would have the effect of increasing diluted income per share.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

21. Supplemental Cash Flow Information:
The following table presents supplemental cash flow information for the Company:

	Six months ended June 30,
	2019	2018
Cash paid during the period for:
Income taxes, net of refunds	$8,301	$11,053
Interest(1)	59,035	60,210
Non-cash investing activity(2):
Capital expenditures acquired on account but unpaid as of the period end	10,405	11,875

(1)
Excludes capitalized interest for the periods presented, as well as $4,478 of net interest proceeds on swaps designated as net investment hedges for the six months ended June 30, 2019, all of which is included within cash flows from investing activities in the Company’s condensed consolidated statements of cash flows. Net interest proceeds on swaps designated as net investments hedges were not material for the six months ended June 30, 2018.

(2)
For the supplemental non-cash information on lease liabilities arising from obtaining right-of-use lease assets, see Note 12 to these condensed consolidated financial statements for additional details.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets as of June 30, 2019 and 2018 to the total of the same amounts shown in the condensed consolidated statements of cash flows for the six months then ended:

	June 30,
	2019	2018
Cash and cash equivalents	$82,200	$52,553
Restricted cash included in prepaid and other current assets	1,759	1,332
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$83,959	$53,885

22. Subsequent Events:
On August 7, 2019, the Company prepaid $100,000 of outstanding principal balance on the Term Loan Facility. Other than such debt repayment, the Company has evaluated subsequent events since the balance sheet date and determined that there are no additional items to disclose.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Unless the context requires otherwise, references in this report to “PQ Group Holdings,” “the company,” “we,” “us” or “our” refer to PQ Group Holdings Inc. and its consolidated subsidiaries.
Forward-looking Statements
This periodic report on Form 10-Q (“Form 10-Q”) includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. Examples of forward-looking statements include, but are not limited to, statements we make regarding our liquidity, including our belief that our existing cash, cash equivalents and cash flow from operations, combined with availability under our asset based lending revolving credit facility will be sufficient to meet our presently anticipated future cash needs for at least the next 12 months. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed herein may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include risks related to:

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
Catalysts: We are a global supplier of finished silica catalysts and supports necessary to produce high strength and high stiffness plastics used in packaging films, bottles, containers, and other molded applications. We are also a leading global supplier of zeolites used for catalysts that remove nitric oxide from diesel engine emissions as well as sulfur from fuels during the refining process.
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
Foreign Currency
As a global business, we are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. We operate a geographically diverse business with approximately 40% of our sales for the six months ended June 30, 2019 and the year ended December 31, 2018 in currencies other than the U.S. dollar. Because our consolidated financial results are reported in U.S. dollars, sales or earnings generated in currencies other than the U.S. dollar can result in a significant increase or decrease in the amount of those sales and earnings when translated to U.S. dollars. The foreign currencies to which we have the most significant exchange rate exposure include the Euro, British pound, Canadian dollar, Brazilian real and the Mexican peso.
Results of Operations
Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
Highlights
The following is a summary of our financial performance for the three months ended June 30, 2019 compared with the three months ended June 30, 2018.
Sales

•
Sales decreased $3.0 million to $431.7 million. The decrease in sales was primarily due to lower sales volumes and the unfavorable effects of foreign currency translation of $9.3 million, partially offset by higher average customer prices and favorable mix.

Gross Profit

•
Gross profit increased $7.1 million to $115.5 million. The increase in gross profit was primarily due to favorable pricing, which was partially offset by higher manufacturing costs and lower sales volumes.

Operating Income

•
Operating income increased by $21.3 million to $70.3 million. The increase in operating income was due to the gain on the sale of a non-core product line and an increase in gross profit for the three months ended June 30, 2019.

Equity in Net Income of Affiliated Companies

•
Equity in net income of affiliated companies for the three months ended June 30, 2019 was $12.3 million, compared to $13.7 million for the three months ended June 30, 2018. The decrease of $1.4 million was due to lower earnings generated by our Zeolyst Joint Venture for the three months ended June 30, 2019.

The following is our unaudited condensed consolidated statements of income and a summary of financial results for the three months ended June 30, 2019 and 2018:

	Three months ended June 30,		Change
	2019	2018	$	%
	(in millions, except percentages)
Sales	$431.7	$434.7	$(3.0)	(0.7)%
Cost of goods sold	316.2	326.3	(10.1)	(3.1)%
Gross profit	115.5	108.4	7.1	6.5%
Gross profit margin	26.8%	24.9%
Selling, general and administrative expenses	43.4	43.5	(0.1)	(0.2)%
Other operating expense, net	1.8	15.9	(14.1)	(88.7)%
Operating income	70.3	49.0	21.3	43.5%
Operating income margin	16.3%	11.3%
Equity in net (income) from affiliated companies	(12.3)	(13.7)	1.4	(10.2)%
Interest expense, net	28.5	27.2	1.3	4.8%
Other expense, net	3.1	5.7	(2.6)	(45.6)%
Income before income taxes and noncontrolling interest	51.0	29.8	21.2	71.1%
Provision for income taxes	20.3	13.6	6.7	49.3%
Effective tax rate	39.8%	45.8%
Net income	30.7	16.2	14.5	89.5%
Less: Net income attributable to the noncontrolling interest	0.1	0.4	(0.3)	(75.0)%
Net income attributable to PQ Group Holdings Inc.	$30.6	$15.8	$14.8	93.7%

Sales

	Three months ended June 30,		Change
	2019	2018	$	%
	(in millions, except percentages)
Sales:
Refining Services	$117.3	$112.1	$5.2	4.6%
Catalysts	20.9	17.3	3.6	20.8%
Performance Materials	118.9	126.5	(7.6)	(6.0)%
Performance Chemicals	177.8	183.8	(6.0)	(3.3)%
Eliminations	(3.2)	(5.0)	1.8
Total sales	$431.7	$434.7	$(3.0)	(0.7)%

Refining Services: Sales in Refining Services for the three months ended June 30, 2019 were $117.3 million, an increase of $5.2 million, or 4.6%, compared to sales of $112.1 million for the three months ended June 30, 2018. The increase in sales was primarily due to higher average selling prices and favorable customer mix of $9.6 million, which offset lower volumes of $4.4 million.
The increase in higher average selling price and customer mix was largely driven by the roll-off of a below-market contract. This more than offset a decrease in volumes due to unplanned customer plant outages.

Catalysts: Sales in Catalysts for the three months ended June 30, 2019 were $20.9 million, an increase of $3.6 million, or 20.8%, compared to sales of $17.3 million for the three months ended June 30, 2018. The increase in sales was primarily due to an increase in volumes of $4.0 million, which was offset by the unfavorable effects of foreign currency translation of $0.5 million.
The increase in sales was due to the timing of customer order patterns for our methyl methacrylate catalyst.
Performance Materials: Sales in Performance Materials for the three months ended June 30, 2019 were $118.9 million, a decrease of $7.6 million, or 6.0%, compared to sales of $126.5 million for the three months ended June 30, 2018. The decrease in sales was primarily due to lower volumes of $12.2 million and the unfavorable effects of foreign currency translation of $3.2 million, which was partially offset by higher average selling price and favorable sales mix of $7.8 million.
The decrease in sales volumes was a result of unfavorable weather conditions in North America, lower European demand for industrial and automotive end uses and the stronger U.S. dollar as compared to the Euro. This was partially offset by higher average selling prices in North and Latin America.
Performance Chemicals: Sales in Performance Chemicals for the three months ended June 30, 2019 were $177.8 million, a decrease of $6.0 million, or 3.3%, compared to sales of $183.8 million for the three months ended June 30, 2018. The decrease in sales was primarily due to lower sales volumes of $6.1 million and the unfavorable effects of foreign currency translation of $5.6 million, which was partially offset by higher average selling price and favorable sales mix of $5.7 million.
The decrease in sales was a result of lower volumes sold to the consumer products and industrial industries and the unfavorable effects of foreign currency driven by the stronger U.S. dollar, which was partially offset by favorable cost pass-through pricing.
Gross Profit
Gross profit for the three months ended June 30, 2019 was $115.5 million, an increase of $7.1 million, or 6.5%, compared with $108.4 million for the three months ended June 30, 2018. The increase in gross profit was due to favorable customer pricing of $23.1 million, which was partially offset by lower volumes of $10.2 million, unfavorable manufacturing costs of $4.6 million and the unfavorable effects of foreign currency translation of $2.6 million.
Favorable customer pricing was a result of contract renewals in our regenerated sulfuric acid product line and higher average selling prices in North and Latin America for our highway safety products. The decrease in volumes was due to customer plant outages and lower sales to the consumer products and industrial industries. The unfavorable change in manufacturing costs was driven by lower sales volumes in the consumer products and highway safety end markets, the timing of plant maintenance projects and increased transportation costs. The unfavorable effects of foreign currency were driven by the stronger U.S. dollar.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2019 were $43.4 million, a decrease of $0.1 million compared with $43.5 million for the three months ended June 30, 2018. Selling, general and administrative expenses were generally consistent with expenses incurred in the prior year, with slight increases in general costs offset by lower professional fees.
Other Operating Expense, Net
Other operating expense, net for the three months ended June 30, 2019 was $1.8 million, a decrease of $14.1 million, compared with $15.9 million for the three months ended June 30, 2018. The decrease in other operating expense, net was due to a gain on disposition of assets related to a non-core product line and a decrease in asset disposals, which typically occur as a result of our recurring plant maintenance projects.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the three months ended June 30, 2019 was $12.3 million, compared to $13.7 million for the three months ended June 30, 2018. The decrease was primarily due to $1.4 million of lower earnings from our Zeolyst Joint Venture during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The decrease in earnings from our Zeolyst Joint Venture was due to timing of sales to the fuels and emission control industries.
Interest Expense, Net
Interest expense, net for the three months ended June 30, 2019 was $28.5 million, an increase of $1.3 million, as compared with $27.2 million for the three months ended June 30, 2018. The increase in interest expense, net is due to higher interest rates on our variable rate debt during the three months ended June 30, 2019.

Other Expense, Net
Other expense, net for the three months ended June 30, 2019 was expense of $3.1 million, a decrease of $2.6 million, as compared with an expense of $5.7 million for the three months ended June 30, 2018. The change in other expense, net primarily consisted of a decrease of $3.2 million of foreign currency losses driven by the non-permanent intercompany debt denominated in local currency and translated to U.S. dollars.
Provision for Income Taxes
The provision for income taxes for the three months ended June 30, 2019 was $20.3 million compared to a $13.6 million provision for the three months ended June 30, 2018. The effective income tax rate for the three months ended June 30, 2019 was 39.8% compared to 45.8% for the three months ended June 30, 2018.
The Company’s effective income tax rate fluctuates based primarily on changes in income mix (including the effect of loss companies), the impact of including foreign earnings in U.S. taxable income and changes in foreign exchange gains and losses, which create permanent differences in certain jurisdictions.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended June 30, 2019 was mainly due to the tax effect of permanent differences related to foreign currency exchange gain or loss, the inclusion of foreign earnings in U.S. taxable income, pre-tax losses with no associated tax benefit, the discrete tax effects of our sale of a non-core product line and state taxes.
Net Income Attributable to PQ Group Holdings
For the foregoing reasons and after the effect of the non-controlling interest in earnings of subsidiaries for each period presented, net income attributable to PQ Group Holdings was $30.6 million for the three months ended June 30, 2019 compared with net income of $15.8 million for the three months ended June 30, 2018.
Adjusted EBITDA
Summarized Segment Adjusted EBITDA information is shown below in the following table:

	Three months ended June 30,		Change
	2019	2018	$	%
	(in millions, except percentages)
Segment Adjusted EBITDA:(1)
Refining Services	$42.8	$41.3	$1.5	3.6%
Catalysts(2)	29.6	23.6	6.0	25.4%
Performance Materials	29.2	28.6	0.6	2.1%
Performance Chemicals	41.2	44.8	(3.6)	(8.0)%
Total Segment Adjusted EBITDA(3)	142.8	138.3	4.5	3.3%
Unallocated corporate expenses	(10.3)	(9.4)	(0.9)	9.6%
Total Adjusted EBITDA	$132.5	$128.9	$3.6	2.8%

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

(2)
The Adjusted EBITDA from our Zeolyst Joint Venture included in the Catalysts segment is $17.6 million for the three months ended June 30, 2019, which includes $12.3 million of equity in net income, excluding $1.7 million of amortization of investment in affiliate step-up plus $3.7 million of joint venture depreciation, amortization and interest. The Adjusted EBITDA from our Zeolyst Joint Venture included in the Catalysts segment is $17.9 million for the three months ended June 30, 2018, which includes $13.6 million of equity in net income, excluding $1.7 million of amortization of investment in affiliate step-up plus $2.6 million of joint venture depreciation, amortization and interest.

(3)	Our total Segment Adjusted EBITDA differs from our total consolidated Adjusted EBITDA due to unallocated corporate expenses.
Refining Services: Adjusted EBITDA for the three months ended June 30, 2019 was $42.8 million, an increase of $1.5 million, or 3.6%, compared with $41.3 million for the three months ended June 30, 2018. The increase in Adjusted EBITDA was largely driven by the roll-off of a below-market contract partially offset by lower volumes from unplanned customer plant outages.
Catalysts: Adjusted EBITDA for the three months ended June 30, 2019 was $29.6 million, an increase of $6.0 million, or 25.4%, compared with $23.6 million for the three months ended June 30, 2018. The increase in Adjusted EBITDA was a result of customer mix, favorable fixed cost absorption on inventory built to meet third quarter sales commitments and a gain on the sale of an investment in our Zeolyst Joint Venture.
Performance Materials: Adjusted EBITDA for the three months ended June 30, 2019 was $29.2 million, an increase of $0.6 million, or 2.1%, compared with $28.6 million for the three months ended June 30, 2018. The increase in Adjusted EBITDA was a result of favorable pricing and customer mix.
Performance Chemicals: Adjusted EBITDA for the three months ended June 30, 2019 was $41.2 million, a decrease of $3.6 million, or 8.0%, compared with $44.8 million for the three months ended June 30, 2018. The decrease in Adjusted EBITDA was due to lower volumes of product sold to the consumer products and industrial industries and the strengthening of the U.S. dollar.

A reconciliation of net income attributable to PQ Group Holdings to Segment Adjusted EBITDA is as follows:

	Three months ended June 30,
	2019	2018
	(in millions)
Reconciliation of net income attributable to PQ Group Holdings Inc. to Segment Adjusted EBITDA
Net income attributable to PQ Group Holdings Inc.	$30.6	$15.8
Provision for income taxes	20.3	13.6
Interest expense, net	28.5	27.2
Depreciation and amortization	45.1	47.0
EBITDA	124.5	103.6
Joint venture depreciation, amortization and interest(a)	3.7	2.6
Amortization of investment in affiliate step-up(b)	1.7	1.7
Net (gain) loss on asset disposals(c)	(9.7)	4.8
Foreign currency exchange loss(d)	3.6	6.8
LIFO expense(e)	0.1	0.1
Transaction and other related costs(f)	1.0	0.3
Equity-based compensation	5.4	3.8
Restructuring, integration and business optimization expenses(g)	—	2.4
Defined benefit pension plan cost(h)	0.6	(0.4)
Other(i)	1.6	3.2
Adjusted EBITDA	132.5	128.9
Unallocated corporate expenses	10.3	9.4
Segment Adjusted EBITDA	$142.8	$138.3

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

(c)
When asset disposals occur, we remove the impact of net gain/loss of the disposed asset because such impact primarily reflects the non-cash write-off of long-lived assets no longer in use. During the three months ended June 30, 2019, net (gain) loss on asset disposals reflects the gain related to the sale of a non-core product line.

(d)
Reflects the exclusion of the foreign currency transaction gains and losses in the statements of income which primarily relates to the non-permanent intercompany debt denominated in local currency translated to U.S. dollars.

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

Adjusted Net Income
Summarized adjusted net income information is shown below in the following table:

	Three months ended June 30,
	2019	2018
	(in millions)
Reconciliation of net income attributable to PQ Group Holdings Inc. to Adjusted Net Income(1)(2)
Net income attributable to PQ Group Holdings Inc.	$30.6	$15.8
Amortization of investment in affiliate step-up(b)	1.0	1.0
Net (gain) loss on asset disposals(c)	(7.4)	3.1
Foreign currency exchange loss(d)	4.1	5.2
LIFO expense(e)	0.2	—
Transaction and other related costs(f)	0.6	0.2
Equity-based compensation	3.5	2.5
Restructuring, integration and business optimization expenses(g)	—	1.6
Defined benefit pension plan cost (benefit)(h)	0.4	(0.3)
Other(i)	1.0	2.0
Adjusted Net Income, including non-cash GILTI tax	$34.0	$31.1

Impact of non-cash GILTI tax(3)	7.5	5.0
Impact of tax reform(4)	—	1.1
Adjusted Net Income	$41.5	$37.2

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
The adjustments to net income attributable to PQ Group Holdings Inc. are shown net of applicable tax rates of 35.6% and 33.2% for the three months ended June 30, 2019 and 2018, respectively, except for the foreign currency exchange loss and the effects of our sale of a non-core product line for which the taxes are calculated as discrete items using the applicable statutory income tax rates.
Results of Operations
Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Highlights
The following is a summary of our financial performance for the six months ended June 30, 2019 compared with the six months ended June 30, 2018.
Sales

•
Sales decreased $10.0 million to $790.9 million. The decrease in sales was primarily due to lower sales volumes and the unfavorable effects of foreign currency translation of $21.5 million, partially offset by higher average customer prices and favorable mix.

Gross Profit

•
Gross profit increased $9.9 million to $196.4 million. The increase in gross profit was primarily due to favorable pricing and product mix and lower depreciation expenses, which was partially offset by higher manufacturing costs and lower volumes.

Operating Income

•
Operating income increased by $22.5 million to $99.7 million. The increase in operating income was due to a gain on the sale of a non-core product line and an increase in gross profit for the six months ended June 30, 2019.

Equity in Net Income of Affiliated Companies

•
Equity in net income of affiliated companies for the six months ended June 30, 2019 was $14.4 million, compared to $25.5 million for the six months ended June 30, 2018. The decrease of $11.1 million was due to lower earnings generated by our Zeolyst Joint Venture for the six months ended June 30, 2019.

The following is our unaudited condensed consolidated statements of income and a summary of financial results for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,		Change
	2019	2018	$	%
	(in millions, except percentages)
Sales	$790.9	$800.9	$(10.0)	(1.2)%
Cost of goods sold	594.5	614.4	(19.9)	(3.2)%
Gross profit	196.4	186.5	9.9	5.3%
Gross profit margin	24.8%	23.3%
Selling, general and administrative expenses	84.1	84.1	—	—%
Other operating expense, net	12.6	25.2	(12.6)	(50.0)%
Operating income	99.7	77.2	22.5	29.1%
Operating income margin	12.6%	9.6%
Equity in net (income) from affiliated companies	(14.4)	(25.5)	11.1	(43.5)%
Interest expense, net	57.2	56.4	0.8	1.4%
Debt extinguishment costs	—	5.9	(5.9)	(100.0)%
Other expense, net	—	10.6	(10.6)	(100.0)%
Income before income taxes and noncontrolling interest	56.9	29.8	27.1	90.9%
Provision for income taxes	22.8	13.1	9.7	74.0%
Effective tax rate	40.0%	44.0%
Net income	34.1	16.7	17.4	104.2%
Less: Net income attributable to the noncontrolling interest	0.4	0.7	(0.3)	(42.9)%
Net income attributable to PQ Group Holdings Inc.	$33.7	$16.0	$17.7	110.6%

Sales

	Six months ended June 30,		Change
	2019	2018	$	%
	(in millions, except percentages)
Sales:
Refining Services	$223.1	$212.8	$10.3	4.8%
Catalysts	36.7	33.8	2.9	8.6%
Performance Materials	180.0	189.3	(9.3)	(4.9)%
Performance Chemicals	358.3	373.7	(15.4)	(4.1)%
Eliminations	(7.2)	(8.7)	1.5
Total sales	$790.9	$800.9	$(10.0)	(1.2)%

Refining Services: Sales in Refining Services for the six months ended June 30, 2019 were $223.1 million, an increase of $10.3 million, or 4.8%, compared to sales of $212.8 million for the six months ended June 30, 2018. The increase in sales was primarily due to higher average selling prices and favorable customer mix of $18.2 million, which offset lower sales volumes of $7.9 million.
The increase in higher average selling price and customer mix was driven by the roll-off of a below-market contract and other contract renewals in our regenerated sulfuric acid and virgin sulfuric acid product lines. This more than offset a decrease in volumes due to unplanned customer plant outages.
Catalysts: Sales in Catalysts for the six months ended June 30, 2019 were $36.7 million, an increase of $2.9 million, or 8.6%, compared to sales of $33.8 million for the six months ended June 30, 2018. The increase in sales was primarily due to higher sales volumes of $3.1 million and higher average selling price and customer mix of $0.9 million, which was partially offset by the unfavorable effects of foreign currency translation of $1.1 million.
The change in sales was due to higher customer demand within our polyolefin catalysts product line, which was offset by the unfavorable effects of foreign currency driven by the stronger U.S. dollar.

Performance Materials: Sales in Performance Materials for the six months ended June 30, 2019 were $180.0 million, a decrease of $9.3 million, or 4.9%, compared to sales of $189.3 million for the six months ended June 30, 2018. The decrease in sales was primarily due to the lower volumes of $13.5 million and the unfavorable effects of foreign currency translation of $6.5 million, which was partially offset by higher average selling price and favorable customer mix of $10.7 million.
The decrease in sales volumes was a result of unfavorable weather conditions in North America as well as lower European demand for industrial and automotive end uses. The unfavorable effects of foreign currency translation was due to the stronger U.S. dollar as compared to the Euro. This was partially offset by higher average selling prices in North and Latin America.
Performance Chemicals: Sales in Performance Chemicals for the six months ended June 30, 2019 were $358.3 million, a decrease of $15.4 million, or 4.1%, compared to sales of $373.7 million for the six months ended June 30, 2018. The decrease in sales was primarily due to the unfavorable effects of foreign currency translation of $14.2 million and lower sales volumes of $12.5 million, which was partially offset by higher average selling price and favorable mix of $11.3 million.
The decrease in sales was a result of lower volumes sold to the consumer products industry and the unfavorable effects of foreign currency translation driven by the stronger U.S. dollar, which was partially offset by favorable cost pass-through pricing.
Gross Profit
Gross profit for the six months ended June 30, 2019 was $196.4 million, an increase of $9.9 million, or 5.3%, compared with $186.5 million for the six months ended June 30, 2018. The increase in gross profit was due to favorable customer pricing of $41.1 million, favorable product mix of $5.7 million and lower depreciation expense of $3.7 million, which was partially offset by unfavorable manufacturing costs of $18.7 million, lower volumes of $16.4 million and the unfavorable effects of foreign currency translation of $5.5 million.
Favorable customer pricing was a result of contract renewals and improved product mix. The unfavorable change in manufacturing costs was driven by lower sales volumes in the consumer products and highway safety end markets and increased production and transportation costs. The decrease in volumes was due to refinery customer plant outages and lower sales to the consumer products industry. The unfavorable effects of foreign currency were driven by the stronger U.S. dollar.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2019 and June 30, 2018 was $84.1 million. Selling, general and administrative expenses were generally consistent with expenses incurred in the prior year, with increases in employment costs offset by lower spending due to cost management programs.
Other Operating Expense, Net
Other operating expense, net for the six months ended June 30, 2019 was $12.6 million, a decrease of $12.6 million, compared with $25.2 million for the six months ended June 30, 2018. The decrease in other operating expense, net was due to a gain on disposition of assets related to a non-core product line and a decrease in asset disposals, which typically occur as a result of our recurring plant maintenance projects. During the six months ended June 30, 2018, we recognized insurance recovery proceeds totaling $2.5 million related to losses sustained as a result of Hurricane Harvey in August 2017 (of which $1.6 million was recorded in other operating expense, net), and which claim was fully settled by the end of 2018.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the six months ended June 30, 2019 was $14.4 million, compared to $25.5 million for the six months ended June 30, 2018. The decrease was primarily due to $11.1 million of lower earnings from our Zeolyst Joint Venture during the six months ended June 30, 2019. The decrease in earnings from our Zeolyst Joint Venture was due to timing of sales to the fuels and emission control industries.
Interest Expense, Net
Interest expense, net for the six months ended June 30, 2019 was $57.2 million, an increase of $0.8 million, as compared with $56.4 million for the six months ended June 30, 2018. The increase in interest expense was due to higher interest rates on our variable rate debt.
Debt Extinguishment Costs
Debt extinguishment costs for the six months ended June 30, 2018 was 5.9 million. On February 8, 2018, we refinanced our existing senior secured term loan facility with a new $1,267.0 million senior secured term loan facility to reduce the applicable interest rates. We recorded $2.1 million of new creditor and third-party financing fees as debt extinguishment costs for the six months ended June 30, 2018. In addition, previously unamortized deferred financing costs of $1.4 million and original issue discount of $2.4 million associated with the existing senior secured term loan facility were written off as debt extinguishment costs for the six months ended June 30, 2018.

Other Expense, Net
Other expense, net for the six months ended June 30, 2019 was an expense of $0.0 million, a decrease of $10.6 million, as compared with an expense of $10.6 million for the six months ended June 30, 2018. The change in other expense, net primarily consisted of a decrease of $10.8 million of foreign currency losses mainly driven by the February 8, 2018 refinancing of our Euro-denominated term loan and the non-permanent intercompany debt denominated in local currency and translated to U.S. dollars.
Provision for Income Taxes
The provision for income taxes for the six months ended June 30, 2019 was $22.8 million compared to a $13.1 million provision for the six months ended June 30, 2018. The effective income tax rate for the six months ended June 30, 2019 was 40.0% compared to 44.0% for the six months ended June 30, 2018.
The Company’s effective income tax rate fluctuates based primarily on changes in income mix (including the effect of loss companies), the impact of including foreign earnings in U.S. taxable income and changes in foreign exchange gains and losses, which create permanent differences in certain jurisdictions.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the six months ended June 30, 2019 was mainly due to the tax effect of permanent differences related to foreign currency exchange gain or loss, the inclusion of foreign earnings in U.S. taxable income, pre-tax losses with no associated tax benefit, the discrete tax effects of our sale of a non-core product line and state taxes.
Net Income Attributable to PQ Group Holdings
For the foregoing reasons and after the effect of the non-controlling interest in earnings of subsidiaries for each period presented, net income attributable to PQ Group Holdings was $33.7 million for the six months ended June 30, 2019 compared with net income of $16.0 million for the six months ended June 30, 2018.
Adjusted EBITDA
Summarized Segment Adjusted EBITDA information is shown below in the following table:

	Six months ended June 30,		Change
	2019	2018	$	%
	(in millions, except percentages)
Segment Adjusted EBITDA:(1)
Refining Services	$82.6	$76.8	$5.8	7.6%
Catalysts(2)	47.7	46.5	1.2	2.6%
Performance Materials	39.7	40.6	(0.9)	(2.2)%
Performance Chemicals	83.8	89.9	(6.1)	(6.8)%
Total Segment Adjusted EBITDA(3)	253.8	253.8	—	—%
Unallocated corporate expenses	(20.3)	(17.0)	(3.3)	19.4%
Total Adjusted EBITDA	$233.5	$236.8	$(3.3)	(1.4)%

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

(2)
The Adjusted EBITDA from our Zeolyst Joint Venture included in the Catalysts segment is $26.0 million for the six months ended June 30, 2019, which includes $14.3 million of equity in net income, excluding $4.2 million of amortization of investment in affiliate step-up plus $7.5 million of joint venture depreciation, amortization and interest. The Adjusted EBITDA from our Zeolyst Joint Venture included in the Catalysts segment is $34.7 million for the six months ended June 30, 2018, which includes $25.4 million of equity in net income, excluding $3.3 million of amortization of investment in affiliate step-up plus $5.9 million of joint venture depreciation, amortization and interest.

(3)	Our total Segment Adjusted EBITDA differs from our total consolidated Adjusted EBITDA due to unallocated corporate expenses.

Refining Services: Adjusted EBITDA for the six months ended June 30, 2019 was $82.6 million, an increase of $5.8 million, or 7.6%, compared with $76.8 million for the six months ended June 30, 2018. The increase in Adjusted EBITDA was driven by the roll-off of a below-market contract and other contract renewals, partially offset by lower volumes from unplanned customer plant outages and the timing of insurance recovery proceeds recognized during the three months ended June 30, 2018.
Catalysts: Adjusted EBITDA for the six months ended June 30, 2019 was $47.7 million, an increase of $1.2 million, or 2.6%, compared with $46.5 million for the six months ended June 30, 2018. The increase in Adjusted EBITDA was a result of higher customer demand within our polyolefin catalysts product line and favorable fixed cost absorption on inventory built to meet third quarter sales commitments, which was partially offset by lower earnings in our Zeolyst Joint Venture.
Performance Materials: Adjusted EBITDA for the six months ended June 30, 2019 was $39.7 million, a decrease of $0.9 million, or 2.2%, compared with $40.6 million for the six months ended June 30, 2018. The decrease in Adjusted EBITDA was a result of unfavorable weather conditions in North America and higher manufacturing costs in Europe, which were partially offset by improved pricing and product mix.
Performance Chemicals: Adjusted EBITDA for the six months ended June 30, 2019 was $83.8 million, a decrease of $6.1 million, or 6.8%, compared with $89.9 million for the six months ended June 30, 2018. The decrease in Adjusted EBITDA was due to lower volumes of product sold to the consumer products industry and the strengthening of the U.S. dollar, which was partially offset by favorable pricing.

A reconciliation of net income attributable to PQ Group Holdings to Segment Adjusted EBITDA is as follows:

	Six months ended June 30,
	2019	2018
	(in millions)
Reconciliation of net income attributable to PQ Group Holdings Inc. to Segment Adjusted EBITDA
Net income attributable to PQ Group Holdings Inc.	$33.7	$16.0
Provision for income taxes	22.8	13.1
Interest expense, net	57.2	56.4
Depreciation and amortization	91.0	95.5
EBITDA	204.7	181.0
Joint venture depreciation, amortization and interest(a)	7.5	5.9
Amortization of investment in affiliate step-up(b)	4.2	3.3
Amortization of inventory step-up(c)	—	1.6
Debt extinguishment costs	—	5.9
Net (gain) loss on asset disposals(d)	(8.8)	5.9
Foreign currency exchange loss(e)	0.9	11.8
LIFO expense(f)	10.3	5.0
Transaction and other related costs(g)	1.1	0.7
Equity-based compensation	8.8	7.6
Restructuring, integration and business optimization expenses(h)	0.7	3.5
Defined benefit pension plan cost(i)	1.5	0.1
Other(j)	2.6	4.5
Adjusted EBITDA	233.5	236.8
Unallocated corporate expenses	20.3	17.0
Total Segment Adjusted EBITDA	$253.8	$253.8

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

(d)
When asset disposals occur, we remove the impact of net gain/loss of the disposed asset because such impact primarily reflects the non-cash write-off of long-lived assets no longer in use. During the six months ended June 30, 2019, net (gain) loss on asset disposals reflects the gain related to the sale of a non-core product line.

(e)
Reflects the exclusion of the foreign currency transaction gains and losses in the statements of income primarily related to the non-permanent intercompany debt denominated in local currency translated to U.S. dollars for the six months ended June 30, 2019 and primarily related to the Euro denominated term loan (which was settled as part of the February 2018 term loan refinancing) for the six months ended June 30, 2018.

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

Adjusted Net Income
Summarized adjusted net income information is shown below in the following table:

	Six months ended June 30,
	2019	2018
	(in millions)
Reconciliation of net income (loss) attributable to PQ Group Holdings Inc. to Adjusted Net Income(1)(2)
Net income attributable to PQ Group Holdings Inc.	$33.7	$16.0
Amortization of investment in affiliate step-up(b)	2.7	2.2
Amortization of inventory step-up(c)	—	1.1
Debt extinguishment costs	—	4.1
Net (gain) loss on asset disposals(d)	(6.9)	3.9
Foreign currency exchange loss(e)	2.1	8.1
LIFO expense(f)	6.6	3.4
Transaction and other related costs(g)	0.7	0.5
Equity-based compensation	5.6	5.1
Restructuring, integration and business optimization expenses(h)	0.5	2.3
Defined benefit pension plan cost(i)	1.0	0.1
Other(j)	1.7	2.7
Adjusted Net Income, including non-cash GILTI tax	$47.7	$49.5

Impact of non-cash GILTI tax(3)	11.2	7.5
Impact of tax reform(4)	—	1.1
Adjusted Net Income	$58.9	$58.1

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
The adjustments to net income attributable to PQ Group Holdings Inc. are shown net of applicable tax rates of 35.6% and 33.2% for the six months ended June 30, 2019 and 2018, respectively, except for the foreign currency exchange loss and the effects of our sale of a non-core product line for which the taxes are calculated as discrete items using the applicable statutory income tax rates.
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
We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our asset based lending revolving credit facility, will be sufficient to meet our presently anticipated future cash needs for at least the next 12 months. We may also pursue strategic acquisition opportunities, which may impact our future cash requirements. We may, from time to time, increase borrowings under our asset based lending revolving credit facility to meet our future cash needs. As of June 30, 2019, we had cash and cash equivalents of $82.2 million and availability of $171.3 million under our asset based lending revolving credit facility, after giving effect to $20.0 million of outstanding letters of credit and $0.0 million of revolving credit facility borrowings, for a total available liquidity of $253.5 million. As of June 30, 2019, we were in compliance with all covenants under our debt agreements.
Included in our cash and cash equivalents balance as of June 30, 2019 was $30.9 million of cash and cash equivalents held in foreign jurisdictions. We repatriate cash held outside of the United States from certain foreign subsidiaries in order to meet domestic liquidity needs. Depending on domestic and foreign cash balances, we have certain flexibility to repatriate funds in order to meet those needs. Specifically, we have an intercompany loan structure in place with several of our foreign subsidiaries that allows us to repatriate foreign cash in a tax efficient manner from those subsidiaries. In certain cases, the repatriation of foreign cash under previous U.S. tax law had generally been subject to U.S. income taxes at the time of cash distribution. Due to the enactment of the TCJA in December 2017, future overseas earnings repatriation will generally no longer be subject to U.S. federal income taxes at the time of cash distribution. However, future foreign earnings may still be taxed for state income tax purposes, as well as subject to certain foreign withholding tax obligations, when cash amounts are distributed back to the U.S.
As of June 30, 2019, our total indebtedness was $2,146.2 million, with up to $171.3 million of available borrowings under our asset based lending revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements. As reported, our cash interest paid for the six months ended June 30, 2019 and 2018 was approximately $59.0 million and $60.2 million, respectively. Before any impact of hedges, a one percent change in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $11.7 million on interest expense. We hedge the interest rate fluctuations on debt obligations through interest rate cap agreements. As of June 30, 2019, we had interest rate caps on $1.0 billion of notional variable debt with a cap rate of 2.5%.

Cash Flow

	Six months ended June 30,
	2019	2018
	(in millions)
Net cash provided by (used in):
Operating activities	$60.0	$50.1
Investing activities	(33.9)	(66.3)
Financing activities	(0.3)	4.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.5)	(1.8)
Net change in cash, cash equivalents and restricted cash	24.3	(13.3)
Cash, cash equivalents and restricted cash at beginning of period	59.7	67.2
Cash, cash equivalents and restricted cash at end of period	$84.0	$53.9

	Six months ended June 30,
	2019	2018
	(in millions)
Net income	$34.1	$16.7
Non-cash and non-working capital related activities(1)	91.7	122.8
Changes in working capital	(60.2)	(81.9)
Other operating activities	(5.6)	(7.5)
Net cash provided by operating activities	$60.0	$50.1

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

	Six months ended June 30,
	2019	2018
	(in millions)
Working capital changes that provided (used) cash:
Receivables	$(46.3)	$(54.3)
Inventories	(12.2)	(9.9)
Prepaids and other current assets	2.2	(3.6)
Accounts payable	(0.2)	1.0
Accrued liabilities	(3.7)	(15.1)
	$(60.2)	$(81.9)

	Six months ended June 30,
	2019	2018
	(in millions)
Purchases of property, plant and equipment	$(65.5)	$(66.1)
Business combinations, net of cash acquired	—	(1.0)
Net interest proceeds on swaps designated as net investment hedges	4.5	—
Proceeds from sale of product line	26.7	—
Other, net	0.4	0.8
Net cash used in investing activities	$(33.9)	$(66.3)

	Six months ended June 30,
	2019	2018
	(in millions)
Net revolving credit facilities borrowings	$2.6	$9.1
Net cash repayments on debt obligations	(5.0)	(4.2)
Other financing activities	2.1	(0.2)
Net cash (used in) provided by financing activities	$(0.3)	$4.7
Net cash provided by operating activities was $60.0 million for the six months ended June 30, 2019, compared to $50.1 million provided for the six months ended June 30, 2018. Cash generated by net income plus non-cash and non-working capital related activities was lower during the six months ended June 30, 2019 by $11.5 million compared to the same period in the prior year. The change in working capital during the six months ended June 30, 2019 was favorable compared to the six months ended June 30, 2018. Cash used to fund working capital was $60.2 million and $81.9 million for the six months ended June 30, 2019 and 2018, respectively.
The decrease in cash generated by net income plus non-cash and non-working capital related activities of $11.5 million as compared to the prior year period was primarily due to lower dividends received from affiliated companies and net interest income on our cross currency swaps.
The increase in cash from working capital of $21.7 million as compared to the prior year was primarily due to favorable changes in accounts receivable, prepaid and other current assets and accrued liabilities, which was partially offset by unfavorable changes in inventory and accounts payable.
The favorable change in accounts receivable was due to lower Refining Services receivables related to lower sales due to customer plant outages and the unfavorable weather conditions in North America affecting our highway safety product group. The favorable change in accrued liabilities was primarily due to the timing of various expense accruals. The unfavorable change in inventory was due to an inventory build to support anticipated third quarter sales commitments. The unfavorable change in accounts payable was a result of timing of capital spending and higher production levels.
Net cash used in investing activities was $33.9 million for the six months ended June 30, 2019, compared to cash used of $66.3 million during the same period in 2018. Cash used in investing activities primarily consisted of utilizing $65.5 million and $66.1 million to fund capital expenditures during the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019, we received proceeds of $26.7 million related to the sale of a non-core product line and received $4.5 million in interest proceeds related to our cross currency swaps.
Net cash used in financing activities was $0.3 million for the six months ended June 30, 2019, compared to net cash provided of $4.7 million during the same period in 2018. Net cash used in financing activities was primarily driven by $5.0 million in long-term debt repayments offset by $2.6 million of net borrowings under our revolving credit facilities made through the six months ended June 30, 2019. Net cash provided by financing activities for the six months ended June 30, 2018 was mainly due to $9.1 million of net borrowings under our revolving credit facility partially offset by the net impact of the term loan refinancing (including debt issuance costs).

Debt

	June 30, 2019	December 31, 2018
	(in millions)
Term Loan Facility	1,157.5	1,157.5
6.75% Senior Secured Notes due 2022	625.0	625.0
5.75% Senior Unsecured Notes due 2025	295.0	300.0
ABL Facility	—	—
Other	68.7	65.9
Total debt	2,146.2	2,148.4
Original issue discount	(17.2)	(18.6)
Deferred financing costs	(14.3)	(15.9)
Total debt, net of original issue discount and deferred financing costs	2,114.7	2,113.9
Less: current portion	(10.0)	(7.2)
Total long-term debt, excluding current portion	$2,104.7	$2,106.7

As of June 30, 2019, our total debt was $2,146.2 million, including $16.9 million of other foreign debt and $51.8 million of notes payable for the New Market Tax Credit financing and excluding the original issue discount of $17.2 million and deferred financing fees of $14.3 million for our senior secured credit facilities and notes. Our net debt as of June 30, 2019 was $2,064.0 million including cash and cash equivalents of $82.2 million. On August 7, 2019, we prepaid $100.0 million of outstanding principal balance on the Term Loan Facility. We may seek, subject to market conditions and other factors, opportunities to repurchase, refinance or otherwise reprice our debt.
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

	Six months ended June 30,
	2019	2018
	(in millions)
Maintenance capital expenditures	$36.3	$47.9
Growth capital expenditures	15.1	11.3
Total capital expenditures	$51.4	$59.2

Capital expenditures remained at a level sufficient for required maintenance and certain expansion growth initiatives during these periods. Maintenance capital expenditures are lower in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 due to fewer plant maintenance projects incurred during the period. Growth capital expenditures are higher in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 due to increased spending to expand capacity at our production facilities.
Pension Funding
We paid $3.6 million and $4.0 million in cash contributions into our defined benefit pension plans and other post-retirement plans during the six months ended June 30, 2019 and 2018, respectively. The net periodic pension expense was $2.2 million and $0.6 million for those same periods, respectively.
Off–Balance Sheet Arrangements
We had $20.0 million of outstanding letters of credit on our ABL Facility as of June 30, 2019.

Contractual Obligations
Information related to our contractual obligations at December 31, 2018 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019, which we refer to as our Annual Report on Form 10-K. During the six months ended June 30, 2019, there have been no significant changes to our contractual obligations as disclosed in our Annual Report on Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2019 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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
There were no unregistered sales of equity securities during the three months ended June 30, 2019.

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
101
The following financial statements from the Quarterly Report on Form 10-Q of PQ Group Holdings Inc. for the quarter ended June 30, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	The cover page from the Quarterly Report on Form 10-Q of PQ Group Holdings Inc. for the quarter ended June 30, 2019, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PQ GROUP HOLDINGS INC.

Date:	August 8, 2019	By:	/s/ MICHAEL CREWS
Michael Crews
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)