Form 10-Q
period 2020-03-31
PQ Group Holdings Inc.
filed 2020-05-11
CIK 1708035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of common stock outstanding as of May 6, 2020 was 136,591,952.

PQ GROUP HOLDINGS INC.

INDEX—FORM 10-Q
March 31, 2020

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended March 31,
	2020	2019
Sales	$361,598	$359,221
Cost of goods sold	272,999	278,311
Gross profit	88,599	80,910
Selling, general and administrative expenses	43,298	40,708
Other operating expense, net	21,942	10,739
Operating income	23,359	29,463
Equity in net (income) from affiliated companies	(8,350)	(2,064)
Interest expense, net	24,455	28,618
Debt extinguishment costs	2,513	—
Other (income) expense, net	2,805	(2,979)
Income before income taxes and noncontrolling interest	1,936	5,888
Provision for income taxes	1,427	2,447
Net income	509	3,441
Less: Net income attributable to the noncontrolling interest	285	290
Net income attributable to PQ Group Holdings Inc.	$224	$3,151

Net income per share:
Basic income per share	$—	$0.02
Diluted income per share	$—	$0.02

Weighted average shares outstanding:
Basic	135,240,897	133,946,308
Diluted	136,086,082	134,894,354
See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended March 31,
	2020	2019
Net income	$509	$3,441
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits	(15)	(30)
Net loss from hedging activities	(529)	(1,552)
Foreign currency translation	(46,355)	7,167
Total other comprehensive income (loss)	(46,899)	5,585
Comprehensive income (loss)	(46,390)	9,026
Less: Comprehensive income (loss) attributable to noncontrolling interests	(3,203)	605
Comprehensive income (loss) attributable to PQ Group Holdings Inc.	$(43,187)	$8,421

See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$107,667	$72,284
Accounts receivable, net	197,080	179,632
Inventories, net	265,042	280,945
Prepaid and other current assets	41,294	35,730
Total current assets	611,083	568,591
Investments in affiliated companies	479,249	472,929
Property, plant and equipment, net	1,147,879	1,186,770
Goodwill	1,248,734	1,259,805
Other intangible assets, net	652,315	676,385
Right-of-use lease assets	53,655	57,295
Other long-term assets	103,956	99,070
Total assets	$4,296,871	$4,320,845
LIABILITIES
Notes payable and current maturities of long-term debt	$8,489	$7,766
Accounts payable	127,320	144,365
Operating lease liabilities—current	15,235	15,183
Accrued liabilities	95,310	102,154
Total current liabilities	246,354	269,468
Long-term debt, excluding current portion	1,961,687	1,899,196
Deferred income taxes	215,044	218,037
Operating lease liabilities—noncurrent	38,083	40,156
Other long-term liabilities	94,563	108,670
Total liabilities	2,555,731	2,535,527
Commitments and contingencies (Note 16)
EQUITY
Common stock ($0.01 par); authorized shares 450,000,000; issued shares 137,313,883 and 136,861,382 on March 31, 2020 and December 31, 2019, respectively; outstanding shares 136,596,198 and 136,464,961 on March 31, 2020 and December 31, 2019, respectively	1,373	1,369
Preferred stock ($0.01 par); authorized shares 50,000,000; no shares issued or outstanding on March 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	1,702,996	1,696,899
Retained earnings	103,237	103,013
Treasury stock, at cost; shares 717,685 and 396,421 on March 31, 2020 and December 31, 2019, respectively	(10,372)	(6,483)
Accumulated other comprehensive loss	(58,759)	(15,348)
Total PQ Group Holdings Inc. equity	1,738,475	1,779,450
Noncontrolling interest	2,665	5,868
Total equity	1,741,140	1,785,318
Total liabilities and equity	$4,296,871	$4,320,845

See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock, at cost	Accumulated other comprehensive income (loss)	Non- controlling interest	Total
Balance, December 31, 2019	$1,369	$1,696,899	$103,013	$(6,483)	$(15,348)	$5,868	$1,785,318
Net income	—	—	224	—	—	285	509
Other comprehensive income	—	—	—	—	(43,411)	(3,488)	(46,899)
Repurchases of common shares	—	—	—	(3,889)	—	—	(3,889)
Stock compensation expense	—	5,920	—	—	—	—	5,920
Shares issued under equity incentive plan, net of forfeitures	4	177	—	—	—	—	181
Balance, March 31, 2020	$1,373	$1,702,996	$103,237	$(10,372)	$(58,759)	$2,665	$1,741,140

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock, at cost	Accumulated other comprehensive income (loss)	Non- controlling interest	Total
Balance, December 31, 2018, as previously reported	$1,358	$1,674,703	$25,523	$(2,920)	$(39,104)	$4,585	$1,664,145
Cumulative effect adjustment from adoption of new accounting standards	—	—	(2,049)	—	1,874	—	(175)
December 31, 2018, as adjusted	1,358	1,674,703	23,474	(2,920)	(37,230)	4,585	1,663,970
Net income	—	—	3,151	—	—	290	3,441
Other comprehensive income	—	—	—	—	5,270	315	5,585
Repurchases of common shares	—	—	—	(1,339)	—	—	(1,339)
Stock compensation expense	—	3,400	—	—	—	—	3,400
Shares issued under equity incentive plan, net of forfeitures	2	213	—	—	—	—	215
Balance, March 31, 2019	$1,360	$1,678,316	$26,625	$(4,259)	$(31,960)	$5,190	$1,675,272

See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$509	$3,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,501	33,154
Amortization	12,169	12,740
Amortization of deferred financing costs and original issue discount	1,271	1,401
Foreign currency exchange (gain) loss	3,337	(2,689)
Pension and postretirement healthcare benefit expense	(65)	1,176
Pension and postretirement healthcare benefit funding	(3,150)	(3,372)
Deferred income tax (benefit) provision	(1,519)	1,181
Net loss on asset disposals	9,420	820
Stock compensation	5,920	3,400
Equity in net income from affiliated companies	(8,350)	(2,064)
Dividends received from affiliated companies	—	5,000
Net interest income on swaps designated as net investment hedges	(1,771)	(3,890)
Other, net	(694)	(3,644)
Working capital changes that provided (used) cash, excluding the effect of acquisitions and dispositions:
Receivables	(26,050)	1,121
Inventories	(9,736)	(19,152)
Prepaids and other current assets	(742)	2,890
Accounts payable	(1,329)	(3,898)
Accrued liabilities	(8,190)	(777)
Net cash provided by operating activities	4,531	26,838
Cash flows from investing activities:
Purchases of property, plant and equipment	(28,105)	(33,627)
Proceeds from sale of assets	2,375	—
Proceeds from sale of investment	1,761	—
Net interest proceeds on swaps designated as net investment hedges	1,771	3,890
Other, net	—	470
Net cash used in investing activities	(22,198)	(29,267)
Cash flows from financing activities:
Draw down of revolving credit facilities	117,434	32,381
Repayments of revolving credit facilities	(52,668)	(28,888)
Debt issuance costs	(3,023)	—
Repayments of long-term debt	—	(5,000)
Stock repurchases	(3,889)	(1,339)
Other, net	447	294
Net cash provided by (used in) financing activities	58,301	(2,552)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,263)	(660)
Net change in cash, cash equivalents and restricted cash	36,371	(5,641)
Cash, cash equivalents and restricted cash at beginning of period	73,917	59,726
Cash, cash equivalents and restricted cash at end of period	$110,288	$54,085

For supplemental cash flow disclosures, see Note 20.
See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations for interim reporting. In the opinion of management, all adjustments of a normal and recurring nature necessary to state fairly the financial position and results of operations have been included. The results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
COVID-19
In March 2020, the outbreak of a novel coronavirus (“COVID-19”) was declared a National Public Health Emergency by the United States. COVID-19 continues to spread throughout the world and has adversely impacted economic activity and contributed to significant declines and volatility in financial markets. In response to the COVID-19 pandemic, the federal government and various state, local and foreign governments have issued decrees and orders that have closed many businesses and implemented social distancing, travel and other restrictions. The Company’s manufacturing operations, as well as the operations of its key vendors and the majority of its key customers, have continued to operate with limited interruptions as essential businesses.
The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period presented. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there was no material adverse impact on the Company’s results of operations for the three months ended March 31, 2020.
2. New Accounting Standards:
Recently Adopted Accounting Standards
In June 2016, the FASB issued guidance that affects loans, trade receivables and any other financial assets that have the contractual right to receive cash. Under the new guidance, an entity is required to recognize expected credit losses rather than incurred losses for financial assets. The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted the new guidance effective January 1, 2020, with no material impact to the Company’s consolidated financial position, results of operations or cash flows.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts
(unaudited)

In August 2018, the FASB issued guidance which modifies certain disclosure requirements over fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, including all interim periods within that fiscal year. The Company adopted the new guidance effective January 1, 2020. The Company does not classify any of its derivative contracts as Level 3 assets or liabilities, nor did the Company have any transfers amongst fair value levels during the quarter ended March 31, 2020. As such, the guidance did not have an impact on the fair value measurement disclosures included in the Company’s consolidated financial statements.
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
Accounting Standards Not Yet Adopted
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
(Dollars in thousands, except share and per share amounts
(unaudited)

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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts
(unaudited)

The following tables disaggregate the Company’s sales, by segment and end use, for the three months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020
	Refining Services	Catalysts	Performance Materials	Performance Chemicals	Total
Industrial & process chemicals	$19,359	$47	$12,123	$59,833	$91,362
Fuels & emission control (1)	55,710	—	40	—	55,750
Packaging & engineered plastics	10,734	24,817	17,471	14,275	67,297
Highway safety & construction (1)	—	—	32,643	20,190	52,833
Consumer products	—	—	—	64,026	64,026
Natural resources	14,887	—	3,292	15,955	34,134
Total segment sales	100,690	24,864	65,569	174,279	365,402
Eliminations	(925)	(47)	(54)	(2,778)	(3,804)
Total	$99,765	$24,817	$65,515	$171,501	$361,598

	Three months ended March 31, 2019
	Refining Services	Catalysts	Performance Materials	Performance Chemicals	Total
Industrial & process chemicals	$18,402	$276	$13,028	$59,652	$91,358
Fuels & emission control (1)	57,690	—	—	—	57,690
Packaging & engineered plastics	12,689	15,590	17,382	14,730	60,391
Highway safety & construction (1)	—	—	27,360	21,938	49,298
Consumer products	—	—	—	68,509	68,509
Natural resources	17,063	—	3,319	15,633	36,015
Total segment sales	105,844	15,866	61,089	180,462	363,261
Eliminations	(887)	(276)	(48)	(2,829)	(4,040)
Total	$104,957	$15,590	$61,041	$177,633	$359,221

(1)  As described in Note 1, the Company experiences seasonal sales fluctuations to customers in the fuels & emission control and highway safety & construction end uses.
Contract Assets and Liabilities
A contract asset is a right to consideration in exchange for goods that the Company has transferred to a customer when that right is conditional on something other than the passage of time. A contract liability exists when the Company receives consideration in advance of performance obligations. The Company has no contract assets on its condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019.
The Company recognized a $9,000 contract liability associated with the sale of a portion of its sulfate salts product line in June 2019, of which $5,175 and $6,450 of deferred revenue remained as of March 31, 2020 and December 31, 2019, respectively. The Company recognized revenue of $1,269 related to this contract liability during the three months ended March 31, 2020. The Company did not recognize revenue related to this contract liability during the three months ended March 31, 2019.
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
(Dollars in thousands, except share and per share amounts
(unaudited)

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
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts (Note 13)	$10,604	$—	$10,604	$—
Restoration plan assets	3,435	3,435	—	—
Total	$14,039	$3,435	$10,604	$—

Liabilities:
Derivative contracts (Note 13)	$5,217	$—	$5,217	$—

	December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts (Note 13)	$3,928	$—	$3,928	$—
Restoration plan assets	4,199	4,199	—	—
Total	$8,127	$4,199	$3,928	$—

Liabilities:
Derivative contracts (Note 13)	$12,415	$—	$12,415	$—

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts
(unaudited)

Restoration plan assets
The fair values of the Company’s restoration plan assets are determined through quoted prices in active markets. Restoration plan assets are assets held in a Rabbi trust to fund the obligations of the Company’s defined benefit supplementary retirement plans and include various stock and fixed income mutual funds. See Note 15 to these condensed consolidated financial statements regarding defined supplementary retirement plans. The Company’s restoration plan assets are included in other long-term assets on its condensed consolidated balance sheets. Gains and losses related to these investments are included in other expense, net in the Company’s condensed consolidated statements of income. Unrealized gains and losses associated with the underlying stock and fixed income mutual funds were immaterial as of March 31, 2020 and December 31, 2019, respectively.
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
5. Stockholders' Equity:
Accumulated Other Comprehensive Income
The following tables present the tax effects of each component of other comprehensive income for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020			2019
	Pre-tax amount	Tax benefit/(expense)	After-tax amount	Pre-tax amount	Tax benefit/(expense)	After-tax amount
Defined benefit and other postretirement plans:
Amortization of net gains and (losses)	$44	$(8)	$36	$(8)	$2	$(6)
Amortization of prior service cost	(64)	13	(51)	(32)	8	(24)
Benefit plans, net	(20)	5	(15)	(40)	10	(30)
Net loss from hedging activities	(705)	176	(529)	(2,070)	518	(1,552)
Foreign currency translation(1)	(50,057)	3,702	(46,355)	9,282	(2,115)	7,167
Other comprehensive income (loss)	$(50,782)	$3,883	$(46,899)	$7,172	$(1,587)	$5,585

(1) The income tax benefit or expense included in other comprehensive income is attributed to the portion of foreign currency translation associated with the Company’s cross-currency interest rate swaps, for which the tax effect is based on the applicable U.S. deferred income tax rate. See Note 13 to these condensed consolidated financial statements for information regarding the Company’s cross-currency interest rate swaps.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts
(unaudited)

The following table presents the changes in accumulated other comprehensive income (loss), net of tax, by component for the three months ended March 31, 2020 and 2019:

	Defined benefit and other postretirement plans	Net gain (loss) from hedging activities	Foreign currency translation	Total
December 31, 2019	$3,568	$(1,838)	$(17,078)	$(15,348)
Other comprehensive loss before reclassifications	(2)	(984)	(42,867)	(43,853)
Amounts reclassified from accumulated other comprehensive income(1)	(13)	455	—	442
March 31, 2020	$3,553	$(2,367)	$(59,945)	$(58,759)

December 31, 2018	$(546)	$637	$(39,195)	$(39,104)
Other comprehensive income (loss) before reclassifications	1	(1,501)	6,852	5,352
Amounts reclassified from accumulated other comprehensive income(1)	(31)	(51)	—	(82)
Net current period other comprehensive income (loss)	(30)	(1,552)	6,852	5,270
Tax Cuts and Jobs Act, reclassification from AOCI to retained earnings	1,684	190	—	1,874
March 31, 2019	$1,108	$(725)	$(32,343)	$(31,960)

(1) See the following table for details about these reclassifications. Amounts in parentheses indicate debits.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts
(unaudited)

        The following table presents the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2020 and 2019:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income(1)		Affected Line Item where Income is Presented
	Three months ended March 31,
	2020	2019
Amortization of defined benefit and other postretirement items:
Prior service credit (cost)	$52	$33	Other income (expense)(2)
Actuarial gains (losses)	(34)	8	Other income (expense)(2)
	18	41	Total before tax
	(5)	(10)	Tax expense
	$13	$31	Net of tax

Gains and losses on cash flow hedges:
Interest rate caps	$(231)	$(123)	Interest expense
Natural gas swaps	(373)	191	Cost of goods sold
	(604)	68	Total before tax
	149	(17)	Tax benefit
	$(455)	$51	Net of tax

Total reclassifications for the period	$(442)	$82	Net of tax

(1) Amounts in parentheses indicate debits to profit/loss.
(2) These accumulated other comprehensive income (loss) components are components of net periodic pension and other postretirement cost (see Note 15 to these condensed consolidated financial statements for additional details).
Stock Repurchase Program
The Company records repurchases of its common stock for treasury at cost. Upon the reissuance of the Company’s common stock from treasury, differences between the proceeds from reissuance and the average cost of the treasury stock are credited or charged to capital in excess of par value to the extent of prior credits related to the reissuance of treasury stock. If no such credits exist, the differences are charged to retained earnings.
On March 12, 2020, the Company announced plans to purchase up to $50,000 of PQ Group Holdings Inc. common stock under a stock repurchase program approved by the Company’s Board of Directors. The Company may repurchase shares from time to time for cash in open market transactions or in privately negotiated transactions in accordance with applicable federal securities laws. The Company will determine the timing and the amount of any repurchases based on its evaluation of market conditions, share price and other factors. The stock repurchase program is valid until March 2022.
From the announcement date of the program through March 31, 2020, the Company repurchased 211,700 shares on the open market at an average price of $9.73 for a total of $2,059. As of March 31, 2020, $47,941 was available for additional share repurchases under the program.
6. Asset Swap Transaction:
On February 19, 2020, the Company entered into a long-term agreement with a leading global thermoplastic producer to supply glass beads, and to meet that supply, exchanged inventory and production equipment related to the Company’s ThermoDrop® product line for inventory, production equipment and two glass bead manufacturing facilities (the “beads business”) of the thermoplastic producer (the “asset swap”) in a non-cash transaction. The acquisition of the beads business qualified for recognition as a business combination, which has been recorded using the acquisition method of accounting. Under the acquisition method, the purchase price is

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts
(unaudited)

allocated to the identifiable net assets acquired based on the fair value as of the acquisition date. The excess of the purchase price over the fair value of the identifiable net assets acquired is recorded to goodwill.
The fair value of the assets exchanged related to the Company’s ThermoDrop® product line represents the purchase price consideration for the beads business. Based on the preliminary estimate of the fair value of the assets disposed, the Company recognized a loss on disposal of $9,907 during the three months ended March 31, 2020, which is included in other operating expense, net in the Company’s condensed consolidated statement of income. The following table sets forth the preliminary estimate of the consideration given and the identifiable net assets acquired with respect to the asset swap:

Provisional Purchase Price Allocation
Total consideration	$25,166

Recognized amounts of identifiable assets acquired and liabilities assumed:
Inventories	$9,912
Property, plant and equipment	9,490
Right-of-use lease assets	378
Fair value of assets acquired	19,780

Operating lease liabilities, current	(203)
Operating lease liabilities, non-current	(175)
(378)
Fair value of net assets acquired	19,402
Goodwill	5,764
$25,166

The valuation of the identifiable net assets acquired is preliminary and subject to change, as the Company is in the process of evaluating the information required to determine both the fair values of the assets disposed as well as the net assets acquired, including those related to inventory and property, plant and equipment. Adjustments to the provisional amounts during the measurement period that result in changes to depreciation or other income effects will be recognized in the reporting period(s) in which the adjustments are determined. Results of the beads business since the date of the asset swap are included in the Company’s condensed consolidated statement of income and are not material for disclosure.
The Company believes that the asset swap will expand its geographic footprint, enabling it to better serve its current and future customers. Combined with anticipated synergies within its existing business, this contributed to a total purchase price that resulted in the recognition of goodwill. All of the goodwill was assigned to the Company’s Performance Materials segment. The goodwill associated with the asset swap is still under evaluation for tax purposes.
7. Goodwill:
The change in the carrying amount of goodwill for the three months ended March 31, 2020 is summarized as follows:

	Refining Services	Catalysts	Performance Materials	Performance Chemicals	Total
Balance as of December 31, 2019	$311,892	$78,611	$275,919	$593,383	$1,259,805
Goodwill recognized	—	—	5,764	—	5,764
Foreign exchange impact	—	(1,438)	(1,745)	(13,652)	(16,835)
Balance as of March 31, 2020	$311,892	$77,173	$279,938	$579,731	$1,248,734

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts
(unaudited)

8. Other Operating Expense, Net:
A summary of other operating expense, net is as follows:

	Three months ended March 31,
	2020	2019
Amortization expense	$8,637	$8,664
Transaction and other related costs	1,869	—
Restructuring and other related costs	1,989	—
Net loss on asset disposals(1)	9,420	820
Other, net	27	1,255
	$21,942	$10,739

(1) During the three months ended March 31, 2020, the Company recognized a net loss of $9,907 related to the asset swap and a gain of $672 related to the sale of its interest in the Quaker Holdings joint venture. Refer to Note 6 to these condensed consolidated financial statements for details on the asset swap and Note 10 to these condensed consolidated financial statements for details on the sale of the Company’s interest in the Quaker Holdings joint venture.
9. Inventories, Net:
Inventories, net, are classified and valued as follows:

	March 31, 2020	December 31, 2019
Finished products and work in process	$217,426	$222,940
Raw materials	47,616	58,005
	$265,042	$280,945

Valued at lower of cost or market:
LIFO basis	$156,269	$168,935
Valued at lower of cost and net realizable value:
FIFO or average cost basis	108,773	112,010
	$265,042	$280,945

10. Investments in Affiliated Companies:
The Company accounts for investments in affiliated companies under the equity method. Affiliated companies accounted for on the equity basis as of March 31, 2020 are as follows:

Company	Country	Percent Ownership
PQ Silicates Ltd.	Taiwan	50%
Zeolyst International	USA	50%
Zeolyst C.V.	Netherlands	50%
Asociacion para el Estudio de las Tecnologias de Equipamiento de Carreteras, S.A. (“Aetec”)	Spain	20%

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts
(unaudited)

Following is summarized information of the combined investments(1):

	Three months ended March 31,
	2020	2019
Sales	$71,207	$68,094
Gross profit	31,139	19,414
Operating income	21,009	9,207
Net income	20,035	9,240

(1) Summarized information of the combined investments is presented at 100%; the Company’s share of the net assets and net income of affiliates is calculated based on the percent ownership specified in the table above.
In March 2020, the Company sold its 49% interest in the Quaker Holdings joint venture to a third party. Prior to the Company’s disposition of its shares in the joint venture, the Company received a liquidating dividend of $729 as well as $1,032 for the sale of the joint venture shares, which were included in proceeds from sale of investment within the investing activities section of the Company’s consolidated statement of cash flows.
The Company’s investments in affiliated companies balance as of March 31, 2020 and December 31, 2019 includes net purchase accounting fair value adjustments of $248,874 and $250,532, respectively, related to the series of transactions consummated on May 4, 2016 to reorganize and combine the businesses of PQ Holdings Inc. and Eco Services Operations LLC, consisting primarily of goodwill and intangible assets such as customer relationships, technical know-how and trade names. Consolidated equity in net income from affiliates is net of $1,658 and $2,558 of amortization expense related to purchase accounting fair value adjustments for the three months ended March 31, 2020 and 2019, respectively.
11. Property, Plant and Equipment:
A summary of property, plant and equipment, at cost, and related accumulated depreciation is as follows:

	March 31, 2020	December 31, 2019
Land	$176,502	$183,117
Buildings	220,898	221,449
Machinery and equipment	1,226,748	1,236,531
Construction in progress	76,375	82,687
	1,700,523	1,723,784
Less: accumulated depreciation	(552,644)	(537,014)
	$1,147,879	$1,186,770

Depreciation expense was $33,501 and $33,154 for the three months ended March 31, 2020 and 2019, respectively.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts
(unaudited)

12. Long-term Debt:
The summary of long-term debt is as follows:

	March 31, 2020	December 31, 2019
Term Loan Facility	$947,497	$947,497
6.75% Senior Secured Notes due 2022	625,000	625,000
5.75% Senior Unsecured Notes due 2025	295,000	295,000
ABL Facility	63,989	—
Other	65,283	64,629
Total debt	1,996,769	1,932,126
Original issue discount	(15,010)	(13,434)
Deferred financing costs	(11,583)	(11,730)
Total debt, net of original issue discount and deferred financing costs	1,970,176	1,906,962
Less: current portion	(8,489)	(7,766)
Total long-term debt, excluding current portion	$1,961,687	$1,899,196

The fair value of a financial instrument is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of March 31, 2020 and December 31, 2019, the fair value of the term loan facility and senior secured and unsecured notes was $1,778,748 and $1,905,822, respectively. The fair value is classified as Level 2 based upon the fair value hierarchy (see Note 4 to these condensed consolidated financial statements for further information on fair value measurements).
Term Loan Facility
During the quarter ended March 31, 2020, the Company amended its Term Loan Facility to, among other things, (a) reduce the interest rate applicable to all LIBOR rate tranche B-1 term loans to LIBOR plus 2.25% per annum, (b) reduce the interest rate applicable to all base rate tranche B-1 term loans to the alternate base rate plus 1.25% per annum and (c) extend the maturity date of all tranche B-1 term loans to February 7, 2027.
As a result of amending the Term Loan Facility during the three months ended March 31, 2020, the Company recorded $2,188 of new creditor and third-party financing costs as debt extinguishment costs. In addition, previous unamortized deferred financing costs of $97 and original issue discount of $228 associated with the previously outstanding debt were written off as debt extinguishment costs.
Asset-Based Revolving Credit Facility (the “ABL Facility”)
On March 20, 2020, the Company amended its existing ABL Facility to increase the aggregate amount of the revolving loan commitments available by $50,000 to $250,000, consisting of up to $195,000 in U.S. commitments, up to $15,000 in Canadian commitments and up to $40,000 in European commitments. The maturity of the facility has been extended to March 20, 2025. Following the amendment, the borrowings under the amended ABL Facility bear interest at a rate equal to the LIBOR rate or the base rate plus a margin of between 1.25% to 1.75% or 0.25% to 0.75% respectively.
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
(Dollars in thousands, except share and per share amounts
(unaudited)

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
Use of Derivative Financial Instruments to Manage Commodity Price Risk. The Company is exposed to risks in energy costs due to fluctuations in energy prices, particularly natural gas. The Company has a hedging program in the United States which allows the Company to mitigate exposure to natural gas volatility with natural gas swap agreements. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices of comparable contracts. The respective current and non-current liabilities are recorded in accrued liabilities and other long-term liabilities and the respective current and non-current assets are recorded in prepaid and other current assets and other long-term assets, as applicable, in the Company’s consolidated balance sheet. As the derivatives are designated and qualify as cash flow hedges, the gains or losses on the natural gas swaps are recorded in stockholders’ equity as a component of other comprehensive income (loss) (“OCI”), net of tax. Reclassifications of the gains and losses on natural gas hedges into earnings are recorded in production costs and subsequently charged to cost of goods sold in the condensed consolidated statements of income in the period in which the associated inventory is sold. As of March 31, 2020, the Company’s natural gas swaps had a remaining notional quantity of 3.1 million MMBTU to mitigate commodity price volatility through December 2021.
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
In November 2018, the Company entered into additional interest rate cap agreements to mitigate interest volatility from July 2020 through July 2022, with a cap rate of 3.50% on $500,000 of notional variable-rate debt and a $3,380 premium annuitized during the effective period. In February 2020, the Company restructured its $500,000 of notional variable-rate debt interest rate cap agreements from July 2020 through July 2022, to lower the interest cap rate to 2.50% with an incremental $130 premium annuitized during the effective period. In March 2020, the Company again amended such interest rate cap agreements to lower the cap rate to 0.84% from 2.50% on $500,000 of notional variable-rate debt and paid an additional incremental $900 premium annuitized during the effective period. The term remains unchanged from July 2020 through July 2022. The total cumulative annuitized premium on the $500,000 of notional variable-rate debt is $4,410. The cap rate in effect at March 31, 2020 is 3.00%.
Use of Derivative Financial Instruments to Manage Foreign Currency Risk. The Company is exposed to risks related to its net investments in foreign operations due to fluctuations in foreign currency exchange rates, particularly between the United States dollar and the Euro. In February 2018, the Company entered into multiple cross-currency interest rate swap arrangements with an aggregate notional amount of €280,000 ($309,291 as of March 31, 2020) to hedge this exposure on the net investments of certain of its Euro-denominated subsidiaries. The Company records these swap agreements at fair value as assets or liabilities in its consolidated balance sheet. As the derivatives are designated and qualify as net investment hedges, changes in the fair value of the swaps attributable to changes in the spot exchange rates are recognized in cumulative translation adjustment (“CTA”) within OCI and are held there until the hedged net investments are sold or substantially liquidated. Upon such sale or liquidation, the amount recognized in CTA is reclassified to earnings and reported in the same line item as the gain or loss on the liquidation of the net investments. Changes in the fair value of the swaps attributable to the cross-currency basis spread are excluded from the assessment of hedge effectiveness and are recorded in current period earnings.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts
(unaudited)

The fair values of derivative instruments held as of March 31, 2020 and December 31, 2019 are shown below:

	Balance sheet location	March 31, 2020	December 31, 2019
Derivative assets:
Derivatives designed as net investment hedges:
Cross-currency interest rate swaps	Prepaid and other current assets	5,234	3,928
Cross-currency interest rate swaps	Other long-term assets	5,370	—
Total derivative assets		$10,604	$3,928

Derivative liabilities:
Derivatives designated as cash flow hedges:
Natural gas swaps	Accrued liabilities	$995	$813
Interest rate caps	Accrued liabilities	1,073	420
Natural gas swaps	Other long-term liabilities	386	226
Interest rate caps	Other long-term liabilities	2,763	2,822
		5,217	4,281
Derivatives designated as net investment hedges:
Cross-currency swaps	Other long-term liabilities	—	8,134
Total derivative liabilities		$5,217	$12,415

The following table shows the effect of the Company’s derivative instruments designated as cash flow hedges on AOCI for the three months ended March 31, 2020 and 2019:

		Three months ended March 31,
		2020		2019
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$(595)	$(231)	$(2,373)	$(123)
Natural gas swaps	Cost of goods sold	(715)	(373)	371	191
		$(1,310)	$(604)	$(2,002)	$68

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts
(unaudited)

The following table shows the effect of the Company’s cash flow hedge accounting on the condensed consolidated statements of income for the three months ended March 31, 2020 and 2019:

	Location and amount of gain (loss) recognized in income on cash flow hedging relationships
	Three months ended March 31,
	2020		2019
	Cost of goods sold	Interest (expense) income	Cost of goods sold	Interest (expense) income
Total amounts of income and expense line items presented in the statement of income in which the effects of cash flow hedges are recorded	(272,999)	(24,455)	(278,311)	(28,618)

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	—	(231)	—	(123)
Commodity contracts:
Amount of gain (loss) reclassified from AOCI into income	(373)	—	191	—
The amount of unrealized losses in AOCI related to the Company’s cash flow hedges that is expected to be reclassified to the condensed consolidated statement of income over the next twelve months is $597 as of March 31, 2020.
The following table shows the effect of the Company’s net investment hedges on AOCI and the condensed consolidated statements of income for the three months ended March 31, 2020 and 2019:

	Amount of gain (loss) recognized in OCI on derivative		Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
	2020	2019		2020	2019		2020	2019
Cross-currency interest rate swaps	$14,809	$8,553	Gain (loss) on sale of subsidiary	$—	$—	Interest (expense) income	$1,692	$1,446

14. Income Taxes:
The effective income tax rate for the three months ended March 31, 2020 was 73.7% compared to 41.6% for the three months ended March 31, 2019. The Company’s effective income tax rate has fluctuated primarily due to income shifts in jurisdictions with rates differing from statutory rates (including the effect of loss companies), the impacts of the Global Intangible Low Taxed Income (“GILTI”) tax rules and changes in foreign exchange gains and losses, which create permanent differences in certain jurisdictions.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended March 31, 2020 was mainly due to the tax effect of permanent differences related to foreign currency exchange gain or loss, the impacts of GILTI, the discrete tax impacts of the Company entering into an asset swap agreement, pre-tax losses with no associated tax benefit and state taxes.
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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts
(unaudited)

With respect to GILTI, per guidance issued by the FASB, the Company is permitted to make an accounting policy election to either (1) treat the taxes incurred as a result of the GILTI provisions of the Tax Cuts and Jobs Act (“TCJA”) as a current-period expense when incurred or (2) factor such amounts into its measurement of deferred taxes. The Company has elected to treat any tax expense incurred as a result of GILTI as a current-period expense. Additionally, in regards to GILTI’s impact in assessing the ability to realize deferred tax assets, the Company has made a policy election to use the tax law ordering approach.
With respect to operating results for the three months ended March 31, 2020, the Company has continued to incorporate an estimate of the GILTI income inclusion when estimating annual effective tax rate used for GAAP purposes. The Company expects this amount to be included in its 2020 U.S. taxable income. However, the estimated 2020 GILTI income inclusion may change materially as the Company continues to evaluate future legislative or administrative guidance that is put forth, any updates to assumptions and figures used for the current estimate, or as a result of future changes to the Company’s current structure and business.
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
Components of net periodic expense (benefit) are as follows:
Defined Benefit Pension Plans

	U.S.		Foreign
	Three months ended March 31,		Three months ended March 31,
	2020	2019	2020	2019
Service cost	$192	$219	$997	$806
Interest cost	2,152	2,507	707	833
Expected return on plan assets	(3,331)	(2,757)	(810)	(603)
Amortization of net loss	—	—	41	—
Amortization of prior service cost	—	—	6	—
Net periodic expense (benefit)	$(987)	$(31)	$941	$1,036

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts
(unaudited)

Supplemental Retirement Plans

	Three months ended March 31,
	2020	2019
Interest cost	$86	$121
Net periodic expense	$86	$121

Other Postretirement Benefit Plans

	Three months ended March 31,
	2020	2019
Service cost	$—	$3
Interest cost	24	38
Amortization of prior service credit	(58)	(33)
Amortization of net gain	(7)	(8)
Net periodic expense (benefit)	$(41)	$—

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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts
(unaudited)

17. Reportable Segments:
Summarized financial information for the Company’s reportable segments is shown in the following table:

	Three months ended March 31,
	2020	2019
Sales:
Refining Services	$100,690	$105,844
Catalysts(1)	24,864	15,866
Performance Materials	65,569	61,089
Performance Chemicals	174,279	180,462
Eliminations(2)	(3,804)	(4,040)
Total	$361,598	$359,221

Segment Adjusted EBITDA:(3)
Refining Services	$37,183	$39,731
Catalysts(4)	22,667	18,127
Performance Materials	13,507	10,515
Performance Chemicals	40,474	42,673
Total Segment Adjusted EBITDA(5)	$113,831	$111,046

(1) Excludes the Company’s proportionate share of sales from the Zeolyst International and Zeolyst C.V. joint ventures (collectively, the “Zeolyst Joint Venture”) accounted for using the equity method (see Note 10 to these condensed consolidated financial statements for further information). The proportionate share of sales is $32,291 and $29,478 for the three months ended March 31, 2020 and 2019, respectively.
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
(4)  The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalysts segment is $13,725 for the three months ended March 31, 2020, which includes $8,317 of equity in net income plus $1,658 of amortization of investment in affiliate step-up and $3,750 of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalysts segment is $8,357 for the three months ended March 31, 2019, which includes $2,036 of equity in net income plus $2,558 of amortization of investment in affiliate step-up and $3,763 of joint venture depreciation, amortization and interest.
(5)  Total Segment Adjusted EBITDA differs from the Company’s consolidated Adjusted EBITDA due to unallocated corporate expenses.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts
(unaudited)

A reconciliation of net income attributable to PQ Group Holdings to Segment Adjusted EBITDA is as follows:

	Three months ended March 31,
	2020	2019
Reconciliation of net income attributable to PQ Group Holdings Inc. to Segment Adjusted EBITDA
Net income attributable to PQ Group Holdings Inc.	$224	$3,151
Provision for income taxes	1,427	2,447
Interest expense, net	24,455	28,618
Depreciation and amortization	45,670	45,894
Segment EBITDA	71,776	80,110
Joint venture depreciation, amortization and interest	3,750	3,763
Amortization of investment in affiliate step-up	1,658	2,558
Debt extinguishment costs	2,513	—
Net loss on asset disposals	9,420	820
Foreign currency exchange (gain) loss	3,337	(2,689)
LIFO expense	(329)	10,158
Transaction and other related costs	2,062	80
Equity-based compensation	5,920	3,400
Restructuring, integration and business optimization expenses	2,030	732
Defined benefit pension plan (benefit) cost	(249)	993
Other	1,256	1,116
Adjusted EBITDA	103,144	101,041
Unallocated corporate expenses	10,687	10,005
Segment Adjusted EBITDA	$113,831	$111,046

18. Stock-Based Compensation:
The Company is authorized to issue shares for common stock awards to employees, directors and affiliates of the Company in connection with the PQ Group Holdings Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”). During the three months ended March 31, 2020, the Company granted 1,144,072 restricted stock units and 456,311 performance stock units (at target) under the 2017 Plan as part of its equity incentive compensation program. Each restricted stock unit provides the recipient with the right to receive a share of common stock subject to graded vesting terms based on service, which for the awards granted during the three months ended March 31, 2020, requires approximately one year of service for members of the Company’s board of directors and approximately three years of service for employees.
The performance stock units granted during the three months ended March 31, 2020 provide the recipients with the right to receive shares of common stock dependent 50% on the achievement of a Company-specific financial performance target and 50% on a total shareholder return (“TSR”) goal, as well as generally subject to the provision of service through the vesting date of the award. The Company-specific financial performance target and the TSR goal are measured independently of each other, but achievement of both of the metrics is measured based on the same three-year performance period from January 1, 2020 through December 31, 2022. The TSR goal is based on the Company’s relative TSR performance against the companies included in the Russell 2000 Index over the performance period. Achievement of the Company-specific financial performance target is measured based on the average levels of achievement across the performance period. Depending on the Company’s performance against the predetermined thresholds for achievement, each performance stock unit award recipient is eligible to earn a percentage of the target number of shares granted to the recipient, ranging from zero to 200%. The performance stock units, to the extent earned, will vest on the date the Company’s compensation and governance committee certifies the achievement of the performance metrics for the three-year period ending December 31, 2022, which will occur no later than March 1, 2023.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts
(unaudited)

The value of the restricted stock units granted during the three months ended March 31, 2020 was based on the average of the high and low trading prices of the Company’s common stock on the NYSE on the preceding trading day, in accordance with the Company’s policy for valuing such awards. Compensation expense related to the restricted stock units is recognized on a straight-line basis over the respective vesting period.
The value of the portion of the performance stock units granted during the three months ended March 31, 2020 eligible to be earned based on the achievement of the Company-specific financial performance target (50% of the award) was measured on the same basis as that of the restricted stock units, and based on the target number of shares granted; because the performance vesting conditions affect the ability of the recipients to vest in the awards, they are not factored into the fair value measure of the award. Compensation expense related to such performance stock units is recognized ratably over the requisite service period, and the Company must assess the probability that the performance conditions will be met each reporting period, and the level at which they are estimated to be attained. Should the probability assessment change during a given reporting period, the total compensation cost (both recognized and unrecognized) will be adjusted to reflect the revised assessment.
The TSR goal, which determines how much of the other 50% of the performance stock units granted during the three months ended March 31, 2020 may be earned, is considered a market condition as opposed to a vesting condition. Because a market condition is not considered a vesting condition, it is reflected in the grant date fair value of an award and the associated compensation cost based on the fair value of the award is recognized over the performance period, regardless of whether the Company actually achieves the market condition or the level of achievement, as long as service is provided by the recipient. The Company used a Monte Carlo simulation to estimate the fair value of the portion of the awards subject to the TSR goal. The following table provides the assumptions used to determine the grant date fair value of the market condition-dependent / TSR goal-based portion of the Company’s performance stock units granted during the three months ended March 31, 2020 using a Monte Carlo simulation:

Expected dividend yield	—%
Risk-free interest rate	1.56%
Expected volatility	28.57%
Expected term (in years)	2.95
Grant date fair value	$24.11

The following table summarizes the activity for the Company’s restricted stock units and performance stock units for the three months ended March 31, 2020:

	Restricted Stock Units		Performance Stock Units
	Number of Units	Weighted Average Grant Date Fair Value (per share)	Number of Units	Weighted Average Grant Date Fair Value (per share)
Nonvested as of December 31, 2019	1,628,436	$15.83	550,676	$15.41
Granted	1,144,072	$16.65	456,311	$20.38
Vested	(431,755)	$15.42	—	$—
Forfeited	(77,848)	$16.27	(31,069)	$15.41
Nonvested as of March 31, 2020	2,262,905	$16.31	975,918	$17.74

Total stock-based compensation expense for all of the Company’s equity incentive awards was $5,920 and $3,400 for the three months ended March 31, 2020 and 2019, respectively. The income tax benefit recognized in the condensed consolidated statements of income was $1,468 and $840 for the three months ended March 31, 2020 and 2019, respectively. With the new grants of restricted stock units and performance stock units during the three months ended March 31, 2020, unrecognized compensation cost at March 31, 2020 related to nonvested awards was $31,661 and $13,709 for restricted stock units and performance stock units, respectively. The weighted-average period over which these costs are expected to be recognized at March 31, 2020 is 2.04 years for the restricted stock units and 2.4 years for the performance stock units. Activity related to the Company’s stock options and restricted stock awards was not material for the three months ended March 31, 2020.
At March 31, 2020, 2,599,935 shares of common stock were available for issuance under the 2017 Plan, after giving effect to the new grants as well as other minor activity during the three months ended March 31, 2020. On April 30, 2020, the Company’s stockholders approved an amendment and restatement of the 2017 Plan to increase the number of shares available under it by an additional 9,000,000 shares and include more limited share recycling provisions, resulting in fewer shares recycled in the future.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts
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
The reconciliation from basic to diluted weighted average shares outstanding is as follows:

	Three months ended March 31,
	2020	2019
Weighted average shares outstanding – Basic	135,240,897	133,946,308
Dilutive effect of unvested common shares and restricted stock units with service conditions, performance stock units considered probable of vesting and assumed stock option exercises and conversions	845,185	948,046
Weighted average shares outstanding – Diluted	136,086,082	134,894,354

Basic and diluted earnings per share are calculated as follows:

	Three months ended March 31,
	2020	2019
Numerator:
Net income attributable to PQ Group Holdings Inc.	$224	$3,151

Denominator:
Weighted average shares outstanding – Basic	135,240,897	133,946,308
Weighted average shares outstanding – Diluted	136,086,082	134,894,354
Net income per share:
Basic income per share	$—	$0.02
Diluted income per share	$—	$0.02

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts
(unaudited)

The table below presents the details of the Company’s weighted average equity-based awards outstanding during each respective period that were excluded from the calculation of diluted earnings per share:

	Three months ended March 31,
	2020	2019
Restricted stock awards with performance only targets not yet achieved	1,526,613	1,639,514
Stock options with performance only targets not yet achieved	516,000	586,253
Anti-dilutive restricted stock awards, restricted stock units and performance stock units	1,264,324	—
Anti-dilutive stock options	850,807	863,063

Restricted stock awards and stock options with performance only vesting conditions were not included in the dilution calculation, as the performance targets have not been achieved nor were probable of achievement as of the end of the respective periods. On a weighted average basis, options to purchase 609,491 and 621,747 shares of common stock at $16.97 per share for the three months ended March 31, 2020 and 2019, respectively, and options to purchase 241,316 shares of common stock at $17.50 per share for the three months ended March 31, 2020 and 2019, were excluded from the computation of diluted earnings per share for the respective periods, because the combination of the options’ exercise price and remaining unamortized stock-based compensation expense was greater than the average market price of the common shares. The 609,491 stock options expire on October 2, 2027, while the 241,316 stock options expire on August 9, 2028. All of the options were outstanding as of March 31, 2020. Anti-dilutive awards are not included in the dilution calculation, as their inclusion would have the effect of increasing diluted income per share.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts
(unaudited)

20. Supplemental Cash Flow Information:
The following table presents supplemental cash flow information for the Company:

	Three months ended March 31,
	2020	2019
Cash paid during the period for:
Income taxes, net of refunds	$10,346	$4,387
Interest(1)	19,973	23,740
Non-cash investing activity(2):
Capital expenditures acquired on account but unpaid as of the period end	11,660	15,391
Right-of-use assets obtained in exchange for new lease liabilities (non-cash)(2):
Operating leases	1,850	508

(1) Cash paid for interest is shown net of capitalized interest for the periods presented and excludes $1,771 and $3,890 of net interest proceeds on swaps designated as net investment hedges for the three months ended March 31, 2020 and 2019, respectively, which are included within cash flows from investing activities in the Company’s condensed consolidated statements of cash flows.
(2) The Company entered into a non-monetary asset swap arrangement whereby it exchanged certain assets with a third party. Details of the associated non-cash investing activities are further described in Note 6 to these condensed consolidated financial statements. As part of the asset swap transaction, the Company assumed a lease contract that is exclusive of those summarized in the above table.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets as of March 31, 2020 and 2019 to the total of the same amounts shown in the condensed consolidated statements of cash flows for the three months then ended:

	March 31,
	2020	2019
Cash and cash equivalents	$107,667	$52,341
Restricted cash included in prepaid and other current assets	2,621	1,744
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$110,288	$54,085

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
Forward-looking Statements
This periodic report on Form 10-Q (“Form 10-Q”) includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements”. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. Examples of forward-looking statements include, but are not limited to, statements we make regarding the impact of the novel coronavirus (“COVID-19”) pandemic on our operations and financial results and our liquidity, including our belief that our existing cash, cash equivalents and cash flow from operations, combined with availability under our asset based lending revolving credit facility will be sufficient to meet our presently anticipated future cash needs for at least the next 12 months. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed herein may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include risks related to:
•the impact of the ongoing COVID-19 pandemic on the global economy and financial markets, as well as on our business, and the response of governments and of our company to the outbreak;
•our exposure to local business risks and regulations in different countries;
•general economic conditions;
•exchange rate fluctuations;
•legal and regulatory compliance;
•significant developments relating to the U.S. administration, U.S. courts’ or the United Kingdom’s exit from the European Union;
•technological or other changes in our customers’ products;
•our and our competitors’ research and development;
•fluctuations in prices of raw materials and relationships with our key suppliers;
•substantial competition;
•non-payment or non-performance by our customers;
•reliance on a small number of customers;
•potential early termination or non-renewal of customer contracts in our Refining Services segment;
•reductions in highway safety spending or taxes earmarked for highway safety spending;
•seasonal fluctuations in demand for some of our products;
•retention of certain key personnel;
•realization of our growth projects;
•potential product liability claims;
•existing and potential future government regulation;
•the extensive environmental, health and safety regulations to which we are subject;
•disruption of production and distribution of our products;
•risk of loss beyond our available insurance coverage;

•product quality;
•successful integration of acquisitions;
•our joint venture investments;
•our failure to protect our intellectual property and infringement on the intellectual property rights of third parties;
•information technology risks;
•potential labor disruptions;
•litigation and other administrative and regulatory proceedings;
•our substantial indebtedness; and
•other factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Overview
We are a leading integrated and innovative global provider of specialty catalysts, materials, chemicals and services. We support customers globally through our strategically located network of manufacturing facilities. We believe that our products, which are predominantly inorganic, and services contribute to improving the sustainability of the environment.
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
Performance Chemicals: We are a leading global producer of sodium silicates and downstream specialty silicas as well as other silicate derivative products. These products are used in a wide variety of industrial and consumer applications such as matting agents in surface coatings, clarifying agents for edible oils and beer, precursors for green tires, additives for dental cleaning and personal care products, and as feedstock for our additives and catalyst platforms.
Impact of COVID-19 on our Business and Results
In March 2020, the outbreak of COVID-19 was declared a National Public Health Emergency by the United States. COVID-19 continues to spread throughout the world and has adversely impacted economic activity and contributed to significant declines and volatility in financial markets. In response to the COVID-19 pandemic, the federal government, various states, local and foreign governments have issued decrees and orders that have closed many businesses and implemented social distancing, travel and other restrictions. In response to these restrictions, we have taken a variety of actions, including an international travel ban, distribution of personal protective equipment to employees, and work-at-home requirements for many of our employees who are not an integral part of our manufacturing operations. We have also implemented and refined our existing business continuity plans in an effort to minimize disruptions to our manufacturing operations.

Our manufacturing operations, as well as the operations of our key vendors and the majority of our key customers, have continued to operate with limited interruptions as essential businesses. Some of the ways our businesses support the battle against COVID-19 include:
•In our Refining Services segment, our plants provide critical services that refineries need to produce fuel that powers vehicles that transport goods and people to essential businesses;
•In our Catalysts segment, we produce supports used to manufacture polypropylene, which is the most common material used to make surgical masks, and we also produce catalysts and supports needed to manufacture polyethylene, which is used in packaging materials for detergents, bleaches, specialized medical equipment and other sanitation items that are critical to preventing COVID-19;
•In our Performance Materials segment, we produce high-quality microspheres which are used as ingredients in respirators, hospital beds and protective goggles; and
•In our Performance Chemicals segment, our silicates are used in cleaning products such as soaps and detergents used in homes, businesses and hospitals.
Near Term Demand
During the quarter ended March 31, 2020, our businesses did not experience a material impact related to COVID-19. However, as governments continue to maintain existing travel and other restrictions, or impose new restrictions on businesses and individuals, we expect such restrictions to impact demand for certain of our products, as detailed below:
•In our Refining Services segment, we believe that high gasoline inventories and reduced gasoline demand due to stay-at-home decrees will reduce demand for sulfuric acid.
•In our Performance Materials segment, transportation safety product demand has been stable in North America with only a limited number of states slowing highway striping projects; however, demand for our engineered glass materials and highway safety products outside of the U.S. has been weaker than anticipated and we expect this trend to continue for the near term.
•In our Performance Chemicals segment, we expect lower demand for sodium silicate for industrial applications and chemical manufacturing. In addition, due to local business closures and the related rise in unemployment claims we anticipate a decline in consumer spending that may adversely impact the demand for our products that are sold to the consumer products industry.
•In our Catalyst segment, silica catalysts demand to date has not been adversely impacted by COVID-19 as we have seen increased demand for polyolefin catalysts, which are used to manufacture certain medical supplies and single-use plastics. In the Zeolyst Joint Venture, demand for our emission control catalysts may be impacted by temporary shutdowns of customer manufacturing facilities. The Zeolyst Joint Venture may also experience timing related delays for hydrocracking and specialty catalysts orders as customers extend the life cycle of the catalyst through lower production.
Operations and Supply
Although the full impact of COVID-19 on our business is currently unknown, we believe that our manufacturing facilities will continue to operate and provide critical materials necessary to aid in combating the COVID-19 pandemic and products we manufacture for other essential businesses. Our manufacturing plants require a limited number of on-site employees in order to continue to operate effectively. We have not experienced any material production issues to date, but have had limited and temporary shutdowns or slowdowns in some of our facilities. Several of our manufacturing facilities experienced production delays as a result of employee absenteeism related to COVID-19. We have also seen limited disruptions in the availability of certain of our raw materials and other supplies, which to date have not had a material impact on production.
Liquidity
In response to the COVID-19 outbreak, and to strengthen our liquidity and financial flexibility, we have drawn $64.0 million on our revolving credit facility during the three months ended March 31, 2020. As of March 31, 2020, we had cash and cash equivalents of $107.7 million and total available liquidity of $236.3 million. During the quarter ended March 31, 2020, we amended our Term Loan Facility to reduce the applicable interest rate and extend the maturity of the facility to February 2027. We also amended our existing ABL Facility to reduce the applicable interest rate, extend the maturity, and increase the aggregate amount of the revolving loan commitments available by $50.0 million to $250.0 million. With the recent amendments and extensions of our Term Loan Facility and ABL Facility, we have no significant debt maturities prior to November 2022 and our outstanding debt obligations do not contain material financial covenants requiring us to maintain a leverage ratio below a particular level.
Coronavirus Aid, Relief and Economic Security (“CARES”) Act
On March 27, 2020, the CARES Act was signed into law. The provisions of the CARES Act provide substantial stimulus and financial assistance measures intended to mitigate the impact of the COVID-19 pandemic. These provisions include certain tax relief as well as government loans, grants and investments. The CARES Act did not have a material impact on our consolidated financial statements for the three months ended March 31, 2020. We continue to monitor any effects that may result from the CARES Act.

The impact of the COVID-19 outbreak and associated containment and remediation efforts is rapidly evolving. We expect the duration and magnitude of the virus’s impact on the levels of economic activity in the United States and globally to affect the magnitude of its impact on our results of operations, which could be material.
Stock Repurchase Program
On March 12, 2020, our Board of Directors authorized a share repurchase program for up to an aggregate of $50.0 million of our outstanding common stock. The authorization is valid for a period of twenty-four months. Repurchases under the program may be made at our management’s discretion from time to time on the open market or in privately negotiated transactions.
From the announcement date of the program through March 31, 2020, we repurchased 211,700 shares on the open market at an average price of $9.73 for a total of $2.1 million. As of March 31, 2020, $47.9 million was available for additional share repurchases under the program.
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
Key Factors and Trends Affecting Operating Results and Financial Condition
Sales
Our Refining Services and Catalysts segments’ sales have grown primarily due to expansion into new end applications, including emission control catalysts, polymer catalysts, and refining catalysts, as well as continued supply share gains. Sales in our Refining Services and Catalysts segments are made on both a purchase order basis and pursuant to long-term contracts.
Historically, our Performance Materials and Performance Chemicals segments have experienced relatively stable demand throughout economic cycles due to the diverse consumer and industrial end uses that our products serve. Expansions into new applications, including personal care and consumer cleaning, as well as share gains in existing end uses, have added to our sales growth. Product sales from our Performance Chemicals segment are made through both individual purchase orders and long-term contracts. In the Performance Materials segment, sales have been driven by the growth of spending on repair, maintenance and upgrade of existing highways and the construction of new highways and roads by governments around the world. Product sales in our Performance Materials segment are made principally on a purchase order basis. There may be modest fluctuations in timing of orders, but orders are mainly driven by demand and general economic conditions.
As discussed above under “Impact of COVID-19 on our Business and Results,” we expect the ongoing COVID-19 pandemic to decrease demand for certain of our products in the near term, primarily in our Refining Services and Performance Chemicals segments and, to a lesser extent, in our Catalysts and Performance Materials segments.

Cost of Goods Sold
Cost of goods sold consists of variable product costs, fixed manufacturing expenses, depreciation expense and freight expenses. Variable product costs include all raw materials, energy and packaging costs that are directly related to the manufacturing process. Fixed manufacturing expenses include all plant employment costs, manufacturing overhead and periodic maintenance costs. The primary raw materials for our Refining Services segment include spent sulfuric acid, sulfur, acids, bases (including sodium hydroxide, or “caustic soda”), and certain metals. The primary raw materials used in the manufacture of products in our Performance Materials, Performance Chemicals and Catalysts segments include soda ash, industrial sand, aluminum trihydrate, sodium hydroxide, and cullet.
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
Joint Ventures
We account for our investments in our equity joint ventures under the equity method. Our largest joint venture, the Zeolyst Joint Venture, manufactures high performance, specialty, zeolite-based catalysts for use in the emission control industry, the refining and petrochemical industry and other areas of the broader chemicals industry. We share proportionally in the management of our joint ventures with the other parties to each such joint venture.
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
Foreign Currency
As a global business, we are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. We operate a geographically diverse business with approximately 40% of our sales for the three months ended March 31, 2020 and the year ended December 31, 2019 in currencies other than the U.S. dollar. Because our consolidated financial results are reported in U.S. dollars, sales or earnings generated in currencies other than the U.S. dollar can result in a significant increase or decrease in the amount of those sales and earnings when translated to U.S. dollars. The foreign currencies to which we have the most significant exchange rate exposure include the Euro, British pound, Canadian dollar, Brazilian real and the Mexican peso.
Results of Operations
Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Highlights
The following is a summary of our financial performance for the three months ended March 31, 2020 compared with the three months ended March 31, 2019.

Sales
•  Sales increased $2.4 million to $361.6 million. The increase in sales was primarily due to higher sales volumes, which was partially offset by the impact of the pass-through of lower sulfur pricing in our Refining Services segment and the unfavorable effects of foreign currency translation of $5.7 million.
Gross Profit
•  Gross profit increased $7.7 million to $88.6 million. The increase in gross profit was primarily due an increase in sales volumes, partially offset by the unfavorable effects of foreign currency translation.
Operating Income
• Operating income decreased by $6.0 million to $23.4 million. The decrease in operating income was due to a loss incurred as the result of an asset swap arrangement, partially offset by the increase in gross profit.
Equity in Net Income of Affiliated Companies
• Equity in net income of affiliated companies for the three months ended March 31, 2020 was $8.4 million, compared with $2.1 million for the three months ended March 31, 2019. The increase of $6.3 million was due to increased earnings generated by the Zeolyst Joint Venture for the three months ended March 31, 2020.

The following is our unaudited condensed consolidated statements of income and a summary of financial results for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,		Change
	2020	2019	$	%
	(in millions, except percentages)
Sales	$361.6	$359.2	$2.4	0.7%
Cost of goods sold	273.0	278.3	(5.3)	(1.9)%
Gross profit	88.6	80.9	7.7	9.5%
Gross profit margin	24.5%	22.5%
Selling, general and administrative expenses	43.3	40.7	2.6	6.4%
Other operating expense, net	21.9	10.8	11.1	102.8%
Operating income	23.4	29.4	(6.0)	(20.4)%
Operating income margin	6.5%	8.2%
Equity in net (income) from affiliated companies	(8.4)	(2.1)	(6.3)	300.0%
Interest expense, net	24.5	28.6	(4.1)	(14.3)%
Debt extinguishment costs	2.5	—	2.5	—%
Other (income) expense, net	2.9	(3.0)	5.9	(196.7)%
Income before income taxes and noncontrolling interest	1.9	5.9	(4.0)	(67.8)%
Provision for income taxes	1.4	2.4	(1.0)	(41.7)%
Effective tax rate	73.7%	41.6%
Net income	0.5	3.5	(3.0)	(85.7)%
Less: Net income attributable to the noncontrolling interest	0.3	0.3	—	—%
Net income attributable to PQ Group Holdings Inc.	$0.2	$3.2	$(3.0)	(93.8)%

Sales

	Three months ended March 31,		Change
	2020	2019	$	%
	(in millions, except percentages)
Sales:
Refining Services	$100.7	$105.8	$(5.1)	(4.8)%
Catalysts	24.9	15.9	9.0	56.6%
Performance Materials	65.5	61.1	4.4	7.2%
Performance Chemicals	174.3	180.5	(6.2)	(3.4)%
Eliminations	(3.8)	(4.1)	0.3
Total sales	$361.6	$359.2	$2.4	0.7%

Refining Services: Sales in Refining Services for the three months ended March 31, 2020 were $100.7 million, a decrease of $5.1 million, or 4.8%, compared to sales of $105.8 million for the three months ended March 31, 2019. The decrease in sales was due to lower average selling prices of $7.2 million partially offset by an increase in sales volumes of $2.1 million.
The decrease in average selling price was a result of the pass-through of lower sulfur pricing in our virgin sulfuric acid product line. The increase in sales volumes was a result of increased year-over-year sales within our virgin sulfuric acid product line, which were burdened in the prior year period with extended planned plant maintenance outages.
Catalysts: Sales in Catalysts for the three months ended March 31, 2020 were $24.9 million, an increase of $9.0 million, or 56.6%, compared to sales of $15.9 million for the three months ended March 31, 2019. The increase in sales was primarily due to an increase in sales volumes of $9.0 million. The increase in sales volumes is due to higher customer demand for our polyolefin catalysts product line and timing of customer orders for our methyl methacrylate catalyst.
Performance Materials: Sales in Performance Materials for the three months ended March 31, 2020 were $65.5 million, an increase of $4.4 million, or 7.2%, compared with sales of $61.1 million for the three months ended March 31, 2019. The increase in sales was primarily due to an increase in sales volumes of $4.8 million and higher average selling prices and favorable customer mix of $1.0 million, partially offset by the unfavorable effects of foreign currency translation of $1.4 million.
The increase in sales was a result of increased demand for North American highway safety products coupled with favorable weather conditions and price increases. The unfavorable effects of foreign currency translation was due to the stronger U.S. dollar.
Performance Chemicals: Sales in Performance Chemicals for the three months ended March 31, 2020 were $174.3 million, a decrease of $6.2 million, or 3.4%, compared to sales of $180.5 million for the three months ended March 31, 2019. The decrease in sales was primarily due to lower sales volumes of $4.3 million and the unfavorable effects of foreign currency translation of $4.2 million, partially offset by higher average selling price and favorable mix of $2.3 million.
The decrease in sales was a result of lower volumes sold in the consumer products end use and the unfavorable effects of foreign currency translation driven by the stronger U.S. dollar, partially offset by favorable customer mix.
Gross Profit
Gross profit for the three months ended March 31, 2020 was $88.6 million, an increase of $7.7 million, or 9.5%, compared with $80.9 million for the three months ended March 31, 2019. The increase in gross profit was due to increased sales volumes of $14.4 million and favorable manufacturing costs of $4.1 million, partially offset by unfavorable product mix of $5.7 million, unfavorable customer pricing of $3.8 million, and the unfavorable effects of foreign currency translation of $1.2 million.
The increase in sales volumes was a result of higher customer demand for our polyolefin catalysts and increased demand for North American highway safety products, coupled with favorable weather and increased virgin sulfuric acid sales. The change in manufacturing costs was a result of the lower sulfur costs partially offset by higher variable manufacturing costs. The unfavorable impact from product mix relates to increased sales of lower margin products in Europe as well as in our engineered glass materials and North American highway product groups. The unfavorable effects of foreign currency were driven by the stronger U.S. dollar.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2020 was $43.3 million, an increase of $2.6 million as compared to $40.7 million for the three months ended March 31, 2019. The increase in selling, general and administrative expenses was due to an increase in stock compensation expense.
Other Operating Expense, Net
Other operating expense, net for the three months ended March 31, 2020 was $21.9 million, an increase of $11.1 million, compared with $10.8 million for the three months ended March 31, 2019. The increase in other operating expense was due to a loss incurred as a result of an asset swap arrangement and increased transaction-related costs.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the three months ended March 31, 2020 was $8.4 million, compared to $2.1 million for the three months ended March 31, 2019. The increase was primarily due to $6.3 million of higher earnings from the Zeolyst Joint Venture during the three months ended March 31, 2020, which was due to increased sales of emission control catalyst.
Interest Expense, Net
Interest expense, net for the three months ended March 31, 2020 was $24.5 million, a decrease of $4.1 million, as compared with $28.6 million for the three months ended March 31, 2019. The decrease in interest expense was due to lower average debt balances, mainly as a result of prior year prepayments on our Term Loan Facility.
Debt Extinguishment Costs
Debt extinguishment costs for the three months ended March 31, 2020 were $2.5 million. On February 7, 2020, we amended our existing senior secured term loan facility to reduce the applicable interest rates and extend the maturity of the facility to February 2027. We recorded $2.2 million of new creditor and third-party financing fees as debt extinguishment costs for the three months ended March 31, 2020. In addition, previously unamortized deferred financing costs of $0.1 million and original issue discount of $0.2 million associated with the existing senior secured term loan facility were written off as debt extinguishment costs for the three months ended March 31, 2020.

Other Expense, Net
Other expense, net for the three months ended March 31, 2020 was an expense of $2.9 million, an increase of $5.9 million, as compared with income of $3.0 million for the three months ended March 31, 2019. The change in other expense, net primarily consisted of $3.3 million of foreign currency losses for the three months ended March 31, 2020 as compared to $2.7 million of foreign currency gains for the three months ended March 31, 2019. The losses and gains are driven by the fluctuations in our non-permanent intercompany debt denominated in local currency and translated to U.S. dollars.
Provision for Income Taxes
The provision for income taxes for the three months ended March 31, 2020 was $1.4 million compared to a $2.4 million provision for the three months ended March 31, 2019. The effective income tax rate for the three months ended March 31, 2020 was 73.7% compared to 41.6% for the three months ended March 31, 2019.
The Company’s effective income tax rate fluctuates primarily due to income shifts in jurisdictions with rates differing from statutory rates (including the effect of loss companies), the impacts of the Global Intangible Low Taxed Income (“GILTI”) tax rules, and changes in foreign exchange gains and losses, which create permanent differences in certain jurisdictions.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended March 31, 2020 was mainly due to the tax effect of permanent differences related to foreign currency exchange gain or loss, the impacts of GILTI, the discrete tax impacts related to the asset swap agreement, pre-tax losses with no associated tax benefit and state taxes.
Net Income Attributable to PQ Group Holdings
For the foregoing reasons and after the effect of the non-controlling interest in earnings of subsidiaries for each period presented, net income attributable to PQ Group Holdings was $0.2 million for the three months ended March 31, 2020 compared with net income of $3.2 million for the three months ended March 31, 2019.
Adjusted EBITDA
Summarized Segment Adjusted EBITDA information is shown below in the following table:

	Three months ended March 31,		Change
	2020	2019	$	%
	(in millions, except percentages)
Segment Adjusted EBITDA:(1)
Refining Services	$37.2	$39.7	$(2.5)	(6.3)%
Catalysts(2)	22.7	18.1	4.6	25.4%
Performance Materials	13.5	10.5	3.0	28.6%
Performance Chemicals	40.5	42.7	(2.2)	(5.2)%
Total Segment Adjusted EBITDA(3)	113.8	111.0	2.8	2.5%
Unallocated corporate expenses	(10.7)	(10.0)	(0.7)	7.0%
Total Adjusted EBITDA	$103.1	$101.0	$2.1	2.1%

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
(2) The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalysts segment is $13.7 million for the three months ended March 31, 2020, which includes $8.3 million of equity in net income, excluding $1.7 million of amortization of investment in affiliate step-up plus $3.8 million of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalysts segment is $8.4 million for the three months ended March 31, 2019, which includes $2.0 million of equity in net income, excluding $2.6 million of amortization of investment in affiliate step-up plus $3.8 million of joint venture depreciation, amortization and interest.
(3) Our total Segment Adjusted EBITDA differs from our total consolidated Adjusted EBITDA due to unallocated corporate expenses. Rounding discrepancies may arise when rounding segment results from dollars (in thousands) to dollars (in millions).

Refining Services: Adjusted EBITDA for the three months ended March 31, 2020 was $37.2 million, a decrease of $2.5 million, or 6.3%, compared with $39.7 million for the three months ended March 31, 2019. The decrease in Adjusted EBITDA was driven by higher raw material usage and production costs.
Catalysts: Adjusted EBITDA for the three months ended March 31, 2020 was $22.7 million, an increase of $4.6 million, or 25.4%, compared with $18.1 million for the three months ended March 31, 2019. The increase in Adjusted EBITDA was a result of higher customer demand for our polyolefin, methyl methacrylate and pressure products catalyst product groups, which was partially offset by unfavorable inventory absorption.
Performance Materials: Adjusted EBITDA for the three months ended March 31, 2020 was $13.5 million, an increase of $3.0 million, or 28.6%, compared with $10.5 million for the three months ended March 31, 2019. The increase in Adjusted EBITDA was a result of increased demand for North American highway safety products coupled with favorable weather conditions.
Performance Chemicals: Adjusted EBITDA for the three months ended March 31, 2020 was $40.5 million, a decrease of $2.2 million, or 5.2%, compared with $42.7 million for the three months ended March 31, 2019. The decrease in Adjusted EBITDA was due to lower volumes of product sold to the consumer products end use and the strengthening of the U.S. dollar.

A reconciliation of net income attributable to PQ Group Holdings to Segment Adjusted EBITDA is as follows:

	Three months ended March 31,
	2020	2019
	(in millions)
Reconciliation of net income attributable to PQ Group Holdings Inc. to Segment Adjusted EBITDA
Net income attributable to PQ Group Holdings Inc.	$0.2	$3.2
Provision for income taxes	1.4	2.4
Interest expense, net	24.5	28.6
Depreciation and amortization	45.7	45.9
EBITDA	71.8	80.1
Joint venture depreciation, amortization and interest(a)	3.8	3.8
Amortization of investment in affiliate step-up(b)	1.7	2.6
Debt extinguishment costs	2.5	—
Net loss on asset disposals(c)	9.4	0.8
Foreign currency exchange loss (gain)(d)	3.3	(2.7)
LIFO expense(e)	(0.3)	10.2
Transaction and other related costs(f)	2.1	0.1
Equity-based compensation	5.9	3.4
Restructuring, integration and business optimization expenses(g)	2.0	0.7
Defined benefit pension plan (benefit) cost(h)	(0.2)	1.0
Other(i)	1.1	1.0
Adjusted EBITDA	103.1	101.0
Unallocated corporate expenses	10.7	10.0
Segment Adjusted EBITDA	$113.8	$111.0

(a) We use Adjusted EBITDA as a performance measure to evaluate our financial results. Because our Catalysts segment includes our 50% interest in the Zeolyst Joint Venture, we include an adjustment for our 50% proportionate share of depreciation, amortization and interest expense of the Zeolyst Joint Venture.
(b) Represents the amortization of the fair value adjustments associated with the equity affiliate investment in the Zeolyst Joint Venture as a result of a business combination consummated in a prior year period. We determined the fair value of the equity affiliate investment and the fair value step-up was then attributed to the underlying assets of the Zeolyst Joint Venture. Amortization is primarily related to the fair value adjustments associated with fixed assets and intangible assets, including customer relationships and technical know-how.
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
(h) Represents adjustments for defined benefit pension plan (benefit) costs in our statements of income. More than two-thirds of our defined benefit pension plan obligations are under defined benefit pension plans that are frozen, and the remaining obligations primarily relate to plans operated in certain of our non-U.S. locations that, pursuant to jurisdictional requirements, cannot be frozen. As such, we do not view such income or expenses as core to our ongoing business operations.
(i) Other costs consist of certain expenses that are not core to our ongoing business operations, including environmental remediation-related costs associated with the legacy operations of our business prior to a business combination consummated in a prior year period, capital and franchise taxes, non-cash asset retirement obligation accretion and the initial implementation of procedures to comply with Section 404 of the Sarbanes-Oxley Act. Included in this line-item are rounding discrepancies that may arise from rounding from dollars (in thousands) to dollars (in millions).
Adjusted Net Income
Summarized adjusted net income information is shown below in the following table:

	Three months ended March 31,
	2020			2019
	Pre-tax	Tax expense (benefit)	After-tax	Pre-tax	Tax expense (benefit)	After-tax
	(in millions)
Reconciliation of net income attributable to PQ Group Holdings Inc. to Adjusted Net Income(1)(2)
Net income before non-controlling interest	$1.9	$1.4	$0.5	$5.9	$2.4	$3.5
Less: Net income attributable to non-controlling interest	0.3	—	0.3	0.3	—	0.3
Net income attributable to PQ Group Holdings Inc.	1.6	1.4	0.2	5.6	2.4	3.2
Amortization of investment in affiliate step-up(b)	1.7	0.6	1.1	2.6	1.0	1.6
Debt extinguishment costs	2.5	0.9	1.6	—	—	—
Net loss on asset disposals(c)	9.4	2.3	7.1	0.8	0.3	0.5
Foreign currency exchange loss (gain)(d)	3.3	2.3	1.0	(2.7)	(0.7)	(2.0)
LIFO expense(e)	(0.3)	(0.1)	(0.2)	10.2	3.7	6.5
Transaction and other related costs(f)	2.1	0.8	1.3	0.1	—	0.1
Equity-based compensation	5.9	2.1	3.8	3.4	1.2	2.2
Restructuring, integration and business optimization expenses(g)	2.0	0.7	1.3	0.7	0.2	0.5
Defined benefit pension plan (benefit) cost(h)	(0.2)	(0.1)	(0.1)	1.0	0.4	0.6
Other(i)	1.1	0.4	0.7	1.0	0.4	0.6
Adjusted Net Income, including non-cash GILTI tax	$29.1	$11.3	$17.8	$22.7	$8.9	$13.8

Impact of non-cash GILTI tax(3)	—	(3.9)	3.9	—	(3.7)	3.7
Adjusted Net Income	$29.1	$7.4	$21.7	$22.7	$5.2	$17.5

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
(3)  Amount represents the impact to tax expense in net income before non-controlling interest and the related adjustments to net income associated with the GILTI provisions of the TCJA. As of January 1, 2018, GILTI results in taxation of “excess of foreign earnings,” which is defined as amounts greater than a 10% rate of return on applicable foreign tangible asset basis. The Company is required to record incremental tax provision impact with respect to GILTI as a result of having historical U.S. net operating losses (“NOL”) to offset the GILTI taxable income inclusion. This NOL utilization precludes us from recognizing foreign tax credits (“FTCs”) which would otherwise help offset the tax impacts of GILTI. No FTCs will be recognized with respect to GILTI until our cumulative NOL balance has been exhausted. Because the GILTI provision does not impact our cash taxes

(given available U.S. NOLs), and given that we expect to recognize FTCs to offset GILTI impacts once the NOLs are exhausted, we do not view this item as a component of core operations.
The adjustments to net income attributable to PQ Group Holdings Inc. are shown net of applicable tax rates of 36.5% and 36.5% for the three months ended March 31, 2020 and 2019, respectively, except for the foreign currency exchange loss for which the taxes are calculated as discrete items using the applicable statutory income tax rates.
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
We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our asset based lending revolving credit facility, will be sufficient to meet our presently anticipated future cash needs for at least the next twelve months. We may also pursue strategic acquisition or divestiture opportunities, which may impact our future cash requirements. We may, from time to time, increase borrowings under our asset based lending revolving credit facility to meet our future cash needs. In response to the COVID-19 outbreak, and to strengthen our liquidity and financial flexibility, we have drawn $64.0 million on our revolving credit facility during the three months ended March 31, 2020. As of March 31, 2020, we had cash and cash equivalents of $107.7 million and availability of $128.6 million under our asset based lending revolving credit facility, after giving effect to $18.8 million of outstanding letters of credit and $64.0 million of revolving credit facility borrowings, for a total available liquidity of $236.3 million. As of March 31, 2020, we were in compliance with all covenants under our debt agreements.
Included in our cash and cash equivalents balance as of March 31, 2020 was $57.0 million of cash and cash equivalents held in foreign jurisdictions. We repatriate cash held outside of the United States from certain foreign subsidiaries in order to meet domestic liquidity needs. Depending on domestic and foreign cash balances, we have certain flexibility to repatriate funds in order to meet those needs. Specifically, we have an intercompany loan structure in place with several of our foreign subsidiaries that allows us to repatriate foreign cash in a tax efficient manner from those subsidiaries. In certain cases, the repatriation of foreign cash under previous U.S. tax law had generally been subject to U.S. income taxes at the time of cash distribution. Due to the enactment of the TCJA in December 2017, future overseas earnings repatriation will generally no longer be subject to U.S. federal income taxes at the time of cash distribution. However, future foreign earnings may still be taxed for state income tax purposes, as well as subject to certain foreign withholding tax obligations, when cash amounts are distributed back to the U.S.
As of March 31, 2020, our total indebtedness was $1,996.8 million, with up to $128.6 million of available borrowings under our asset based lending revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements. As reported, our cash interest paid for the three months ended March 31, 2020 and 2019 was approximately $20.0 million and $23.7 million, respectively. Before any impact of hedges, a one percent change in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $10.2 million on interest expense. We hedge the interest rate fluctuations on debt obligations through interest rate cap agreements. As of March 31, 2020, we had interest rate caps on $1.0 billion of notional variable debt with a cap rate of 3.00% through July 2020 and, beginning in July 2020, have interest rate caps on $500.0 million of notional variable debt with a cap rate of 0.84% through July 2022.
Cash Flow

	Three months ended March 31,
	2020	2019
	(in millions)
Net cash provided by (used in):
Operating activities	$4.5	$26.8
Investing activities	(22.1)	(29.2)
Financing activities	58.2	(2.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4.2)	(0.7)
Net change in cash, cash equivalents and restricted cash	36.4	(5.6)
Cash, cash equivalents and restricted cash at beginning of period	73.9	59.7
Cash, cash equivalents and restricted cash at end of period	$110.3	$54.1

	Three months ended March 31,
	2020	2019
	(in millions)
Net income	$0.5	$3.5
Non-cash and non-working capital related activities(1)	50.7	44.6
Changes in working capital	(46.0)	(19.9)
Other operating activities	(0.7)	(1.4)
Net cash provided by operating activities	$4.5	$26.8

(1) Includes depreciation, amortization, amortization of deferred financing costs and original issue discount, debt extinguishment costs, foreign currency exchange gains and losses, pension and postretirement healthcare benefit expense and funding, deferred income tax provision (benefit), net (gains) losses on asset disposals, stock compensation expense, net interest proceeds on swaps designated as net investment hedges (which is reflected below in net cash used in investing activities) and equity in net income and dividends received from affiliated companies.

	Three months ended March 31,
	2020	2019
	(in millions)
Working capital changes that provided (used) cash:
Receivables	$(26.1)	$1.1
Inventories	(9.7)	(19.2)
Prepaids and other current assets	(0.7)	2.9
Accounts payable	(1.3)	(3.9)
Accrued liabilities	(8.2)	(0.8)
	$(46.0)	$(19.9)

	Three months ended March 31,
	2020	2019
	(in millions)
Purchases of property, plant and equipment	$(28.1)	$(33.6)
Net interest proceeds on swaps designated as net investment hedges	1.8	3.9
Proceeds from sale of assets	2.4	—
Proceeds from sale of investment	1.8	—
Other, net	—	0.5
Net cash used in investing activities	$(22.1)	$(29.2)

	Three months ended March 31,
	2020	2019
	(in millions)
Net revolving credit facilities borrowings	$64.7	$3.5
Net cash repayments on debt obligations	—	(5.0)
Other financing activities	(6.5)	(1.0)
Net cash provided by (used in) financing activities	$58.2	$(2.5)

Net cash provided by operating activities was $4.5 million for the three months ended March 31, 2020, compared to $26.8 million provided for the three months ended March 31, 2019. Cash generated by net income plus non-cash and non-working capital related activities was higher during the three months ended March 31, 2020 by $3.9 million compared to the same period in the prior year. The change in working capital during the three months ended March 31, 2020 was unfavorable compared to the three months ended March 31, 2019. Cash used to fund working capital was $46.0 million and $19.9 million for the three months ended March 31, 2020 and 2019, respectively.
The increase in cash generated by net income plus non-cash and non-working capital related activities of $3.9 million as compared to the prior year period was primarily due to higher sales volumes, which was partially offset by higher transaction-related costs.
The decrease in cash from working capital of $26.1 million as compared to the prior year was primarily due to unfavorable changes in accounts receivable and prepaid and other current assets, which was partially offset by favorable changes in inventory, accounts payable and accrued liabilities.
The unfavorable change in accounts receivable was due to higher current year sales and timing of customer collections at the end of the quarter. The unfavorable change in prepaid and other current assets is due to the timing of insurance prepayments and collection of insurance proceeds in the prior year period. The unfavorable change in accrued liabilities was primarily due to the timing of lower accrued interest from the Term Loan Facility amendment in February 2020 and lower outstanding Term Loan Facility principal balances, as well as the timing of various expenses. The favorable change in inventory was due to lower inventory on higher sales volumes. The favorable change in accounts payable was a result of timing of vendor payments.
Net cash used in investing activities was $22.1 million for the three months ended March 31, 2020, compared to cash used of $29.2 million during the same period in 2019. Cash used in investing activities primarily consisted of utilizing $28.1 million and $33.6 million to fund capital expenditures during the three months ended March 31, 2020 and 2019, respectively. We received $1.8 million and $3.9 million in interest proceeds related to our cross-currency swaps during the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, we received proceeds of $2.4 million related to the sale of a non-core asset.
Net cash provided by financing activities was $58.2 million for the three months ended March 31, 2020, compared to net cash used of $2.6 million during the same period in 2019. Net cash provided by financing activities was primarily driven by $64.7 million and $3.5 million of net borrowings under our revolving credit facilities made through the three months ended March 31, 2020 and 2019, respectively.
Debt

	March 31, 2020	December 31, 2019
	(in millions)
Term Loan Facility	$947.5	$947.5
6.75% Senior Secured Notes due 2022	625.0	625.0
5.75% Senior Unsecured Notes due 2025	295.0	295.0
ABL Facility	64.0	—
Other	65.3	64.6
Total debt	1,996.8	1,932.1
Original issue discount	(15.0)	(13.4)
Deferred financing costs	(11.6)	(11.7)
Total debt, net of original issue discount and deferred financing costs	1,970.2	1,907.0
Less: current portion	(8.5)	(7.8)
Total long-term debt, excluding current portion	$1,961.7	$1,899.2

As of March 31, 2020, our total debt was $1,996.8 million, including $13.5 million of other foreign debt and $51.8 million of notes payable for the New Market Tax Credit financing and excluding the original issue discount of $15.0 million and deferred financing fees of $11.6 million for our senior secured credit facilities and notes. Our net debt as of March 31, 2020 was $1,889.1 million, including cash and cash equivalents of $107.7 million. We may seek, subject to market conditions and other factors, opportunities to repurchase, refinance or otherwise reprice our debt.

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

	Three months ended March 31,
	2020	2019
	(in millions)
Maintenance capital expenditures	$12.9	$18.5
Growth capital expenditures	3.8	6.7
Total capital expenditures	$16.7	$25.2

Capital expenditures remained at a level sufficient for required maintenance and certain expansion growth initiatives during these periods. Maintenance capital expenditures are lower in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due to fewer plant maintenance projects incurred during the period. Growth capital expenditures are lower in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due to decreased spending to enhance capacity at our production facilities.
Pension Funding
We paid $3.2 million and $3.4 million in cash contributions into our defined benefit pension plans and other post-retirement plans during the three months ended March 31, 2020 and 2019, respectively. The net periodic pension benefit was $0.1 million and net periodic pension expense was $1.2 million for those same periods, respectively.
Off–Balance Sheet Arrangements
We had $18.8 million of outstanding letters of credit on our ABL Facility as of March 31, 2020.
Contractual Obligations
Information related to our contractual obligations at December 31, 2019 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020, which we refer to as our Annual Report on Form 10-K. During the three months ended March 31, 2020, there have been no significant changes to our contractual obligations as disclosed in our Annual Report on Form 10-K, other than the following items.
During the quarter ended March 31, 2020, we amended our Term Loan Facility to reduce the applicable interest rate and extend the maturity of the facility to February 2027. We anticipate that the reduction in interest rates will result in a $2.4 million reduction in interest payments per year at current interest rates. During the quarter ended March 31, 2020, we amended our ABL Facility to increase the aggregate amount of the revolving loan commitments to $250.0 million, reduce the interest rate and extend the maturity to March 2025. We have approximately $64.0 million in outstanding borrowings as of March 31, 2020, which, if outstanding for the entire year, would result in an immaterial increase in our annual interest payments. Refer to Note 12, “Long-term Debt,” to our condensed consolidated financial statements under Item 1, “Financial Statements,” in this Quarterly Report on Form 10-Q for additional information, and to Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” in this Quarterly Report on Form 10-Q for information on changes to the Company’s estimated interest payments on long-term debt as a result of the Term Loan Facility amendment and ABL Facility amendment.
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
There has been no material change in our critical accounting policies and use of estimates from those described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K, other than the following item.
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
For the purposes of the quantitative goodwill impairment test, we determine the fair value of our reporting units using a combination of a market approach and an income, or discounted cash flow, approach. Estimating the fair value of a reporting unit requires various assumptions including the use of projections of future cash flows and discount rates that reflect the risks associated with achieving those cash flows. The key assumptions used in estimating the fair value are operating margin growth rates, revenue growth rates, the weighted average cost of capital, the perpetual growth rate, and the estimated earnings market multiples of each reporting unit. The market value is estimated using publicly traded comparable company values by applying their most recent annual EBITDA multiples to the reporting unit’s EBITDA for the trailing twelve months. The income approach value is estimated using a discounted cash flow approach. The assumptions about future cash flows and growth rates are based on our assessment of a number of factors including the reporting unit’s recent performance against budget as well as management’s ability to execute on planned future strategic initiatives. Discount rate assumptions are based on an assessment of the risk inherent in those future cash flows. The fair values of the Company’s four reporting units exceeded their respective carrying amounts as of the last annual goodwill impairment test date on October 1, 2019 by the following percentages: 179% for Refining Services, 67% for Catalysts, 27% for Performance Materials and 18% for Performance Chemicals.
Based on the operating results for the three months ended March 31, 2020 and other considerations, we believe that it is more likely than not that the fair values for each of our reporting units and of our indefnite-lived intangible assets are still greater than their respective carrying values. Accordingly, no interim goodwill or intangible asset impairment assessments were considered necessary at March 31, 2020. The Company will continue to monitor business plans throughout 2020 to determine if an interim goodwill and intangible assets impairment evaluation should be conducted. Changes in assumptions regarding future business performance and macroeconomic conditions, particularly those associated with the the COVID-19 pandemic, may have a significant impact on future cash flows and reporting unit or intangible asset valuations. A significant downturn in global economic growth, or recessionary conditions in the U.S., Europe, South America and Asia for prolonged periods, may lead to reduced customer demand for the Company’s reporting units, or material supply chain interruptions or product shortages. To the extent that such developing economic conditions negatively impact customer demand for our products or product availability over an extended period, our businesses, results of operations and financial condition could be significantly and adversely affected, which could result in future impairments of goodwill and intangible assets.
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
There have been no material changes in the foreign exchange risk, interest rate risk, commodity risk or credit risk discussed in Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” included in our Annual Report on Form 10-K other than the following items:
Interest Rate Risk
In February 2020, we restructured our $500.0 million notional interest rate cap agreements from July 31, 2020 through July 31, 2022 to lower the interest cap rate to 2.50% with a $0.1 million premium annuitized during the effective period. In March 2020, we further restructured our $500.0 million notional interest rate cap agreements from July 31, 2020 through July 31, 2022 to lower the interest cap rate to 0.84% with a $0.9 million premium annuitized during the effective period. Including the premiums on the original November 2018 agreement and the February and March 2020 restructurings, the total cumulative annuitized premium of $4.4 million will be paid through July 31, 2022 on our interest rate cap agreements.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.

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
Changes in Internal Control Over Financial Reporting
Starting with the last few weeks of the quarter ended March 31, 2020, the majority of our office and management personnel have been working remotely as a result of the COVID-19 pandemic. Included within this group are individuals responsible for the execution of the Company’s set of internal controls over financial reporting. We have provided these individuals with what we believe to be the appropriate resources to continue to perform their duties on a remote basis, and are not aware of any impediments or other issues that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting. We will continue to monitor and assess the COVID-19 situation for any potential impact on the design and operating effectiveness of our internal control over financial reporting. There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2020 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS.
“Item 1A, Risk Factors” in our Annual Report on Form 10-K includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K. The effects of the events and circumstances described in the following risk factor may have the additional effect of heightening many of the risks noted in our Annual Report on Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K.
The recent COVID-19 pandemic may adversely affect the Company’s operations. It is likely that there will be future negative effects that we cannot presently predict, including near term effects. The longer the pandemic persists, the more material the ultimate effects are likely to be.
Economic and health conditions across most of the globe continue to change rapidly in response to the ongoing COVID-19 pandemic. COVID-19 is affecting our customers, suppliers, vendors and other business partners, and we are unable to assess the full extent of the current impact nor predict the ultimate consequences that may result. Further, we are unable to predict how long the COVID-19 pandemic will persist and the responses by the government, private parties or society that may have an impact on the business. The impact of the COVID-19 outbreak and associated containment and remediation efforts is rapidly evolving. We expect the duration and magnitude of the virus’s impact on the levels of economic activity in the United States and globally to affect the magnitude of its impact on our results of operations, which could be material. Any extended disruption to our sales, supply or distribution channels or extended decrease in the demand for our products may substantially impact our results of operations.
We expect decreased demand for certain of our products in the near term, primarily in our Refining Services and Performance Chemicals segments, and, to a lesser extent, in our Catalysts and Performance Materials segments, as a result of stay-at-home decrees and other government restrictions. For example, in our Refining Services segment, we believe that high gasoline inventories and reduced gasoline demand due to stay-at-home decrees will reduce demand for sulfuric acid. In addition, in our Performance Chemicals segment, we expect lower demand for sodium silicate for industrial applications and chemical manufacturing. Due to local business closures and the related rise in unemployment claims, we anticipate a decline in consumer discretionary spending that may adversely impact the demand for our products that are sold to the consumer products industry.
We have also experienced disruptions in the availability of certain of our raw materials and other supplies, and any continued disruptions may adversely impact our production. For example, glass cullet suppliers in Canada, France and the United Kingdom have suspended operations, which has caused short-term delays in acquiring raw materials used in our manufacturing process.
Further, our employees are being affected by the COVID-19 pandemic. Nearly all of our office and management personnel are working remotely and those employees engaged in manufacturing operations have been provided with equipment in response to local governmental orders. Due to local government imposed quarantines, we have had limited and temporary shutdowns or slowdowns in some of our manufacturing facilities, which have not caused a material disruption in operations. We have also experienced production delays at several of our manufacturing facilities as a result of employee absenteeism related to the COVID-19 pandemic. We may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus, which would result in further production delays. In the event that an outbreak of COVID-19 occurs at a manufacturing facility or if national, state or local governments impose additional orders that require the suspension of manufacturing at our facilities, we would experience additional delays in production.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table contains information about purchases of our common stock during the three months ended March 31, 2020.

	Total Number of Shares of Common Stock Purchased		Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2020 - January 31, 2020	109,564	(1)	$16.70	N/A	N/A
February 1, 2020 - February 29, 2020	—		$—	N/A	N/A
March 1, 2020 - March 31, 2020	211,700	(2)	$9.73	211,700	$47,941
	321,264

(1) Represents shares of common stock delivered to the Company by employees to satisfy income tax withholding obligations of the employees in connection with the vesting of restricted stock units and restricted stock awards.
(2) In March 2020, the Company’s Board of Directors authorized a share repurchase program for up to an aggregate of $50 million of its outstanding common stock. The authorization is valid for a period of twenty-four months. Repurchases under the program may be made at management’s discretion from time to time on the open market or in privately negotiated transactions. During the three months ended March 31, 2020, a total of 211,700 shares were repurchased for $2.1 million. As of March 31, 2020, $47.9 million remains outstanding under the share repurchase program.

ITEM 6. EXHIBITS.
The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1
First Amendment Agreement, dated as of March 20, 2020, to the ABL Credit Agreement, dated as of May 4, 2016, by and among PQ Corporation, CPQ Midco I Corporation, the Canadian Borrowers from time to time party thereto, the European Borrowers from time to time party thereto, the Lenders from time to time party thereto and Citibank, N.A., as Administrative Agent and Issuing Bank, with Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., Deutsche Bank Securities Inc., Goldman Sachs Lending Partners LLC, Jefferies Finance LLC and KeyBanc Capital Markets Inc., as Joint Lead Arrangers and Joint Bookrunners

10.2*	Form of Performance Stock Unit Award Agreement under the PQ Group Holdings Inc. 2017 Omnibus Incentive Plan
10.3*	PQ Group Holdings Inc. Omnibus Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed May 5, 2020)
31.1	Certification of Chief Executive Officer of PQ Group Holdings Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of PQ Group Holdings Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of PQ Group Holdings Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of PQ Group Holdings Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Quarterly Report on Form 10-Q of PQ Group Holdings Inc. for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags

104	The cover page from the Quarterly Report on Form 10-Q of PQ Group Holdings Inc. for the quarter ended March 31, 2020, formatted in Inline XBRL and included as Exhibit 101

* Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PQ GROUP HOLDINGS INC.

Date:	May 11, 2020	By:	/s/ MICHAEL CREWS
Michael Crews
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)