Form 10-Q
period 2020-09-30
PQ Group Holdings Inc.
filed 2020-11-03
CIK 1708035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of October 29, 2020 was 136,338,043.

PQ GROUP HOLDINGS INC.

INDEX—FORM 10-Q
September 30, 2020

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED).

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Sales	$380,319	$423,801	$1,101,442	$1,214,697
Cost of goods sold	283,818	310,904	823,503	905,395
Gross profit	96,501	112,897	277,939	309,302
Selling, general and administrative expenses	37,070	39,528	119,294	123,611
Other operating expense, net	12,382	15,795	47,059	28,353
Operating income	47,049	57,574	111,586	157,338
Equity in net (income) from affiliated companies	(183)	(17,261)	(20,025)	(31,625)
Interest expense, net	18,642	27,697	65,372	84,855
Debt extinguishment costs	14,004	1,767	16,517	1,767
Other (income) expense, net	(4,988)	1,834	(4,297)	1,890
Income before income taxes and noncontrolling interest	19,574	43,537	54,019	100,451
Provision for income taxes	11,764	16,718	29,453	39,472
Net income	7,810	26,819	24,566	60,979
Less: Net income attributable to the noncontrolling interest	298	106	904	541
Net income attributable to PQ Group Holdings Inc.	$7,512	$26,713	$23,662	$60,438

Net income per share:
Basic income per share	$0.06	$0.20	$0.17	$0.45
Diluted income per share	$0.06	$0.20	$0.17	$0.45

Weighted average shares outstanding:
Basic	135,106,969	134,511,819	135,292,163	134,213,571
Diluted	135,979,118	135,649,710	136,188,033	135,305,370
See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income	$7,810	$26,819	$24,566	$60,979
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits	(20)	(59)	(48)	(120)
Net (loss) gain from hedging activities	945	35	911	(2,684)
Foreign currency translation	13,572	(13,872)	(20,844)	(620)
Total other comprehensive income (loss)	14,497	(13,896)	(19,981)	(3,424)
Comprehensive income	22,307	12,923	4,585	57,555
Less: Comprehensive income (loss) attributable to noncontrolling interests	607	(304)	(1,899)	586
Comprehensive income attributable to PQ Group Holdings Inc.	$21,700	$13,227	$6,484	$56,969

See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$164,348	$72,284
Accounts receivable, net	196,082	179,632
Inventories, net	249,662	280,945
Prepaid and other current assets	37,409	35,730
Total current assets	647,501	568,591
Investments in affiliated companies	479,454	472,929
Property, plant and equipment, net	1,135,757	1,186,770
Goodwill	1,263,853	1,259,805
Other intangible assets, net	638,772	676,385
Right-of-use lease assets	56,232	57,295
Other long-term assets	102,873	99,070
Total assets	$4,324,442	$4,320,845
LIABILITIES
Notes payable and current maturities of long-term debt	$14,538	$7,766
Accounts payable	116,797	144,365
Operating lease liabilities—current	16,774	15,183
Accrued liabilities	86,117	102,154
Total current liabilities	234,226	269,468
Long-term debt, excluding current portion	1,905,007	1,899,196
Deferred income taxes	224,457	218,037
Operating lease liabilities—noncurrent	38,341	40,156
Other long-term liabilities	118,225	108,670
Total liabilities	2,520,256	2,535,527
Commitments and contingencies (Note 17)
EQUITY
Common stock ($0.01 par); authorized shares 450,000,000; issued shares 136,787,670 and 136,861,382 on September 30, 2020 and December 31, 2019, respectively; outstanding shares 136,056,817 and 136,464,961 on September 30, 2020 and December 31, 2019, respectively	1,368	1,369
Preferred stock ($0.01 par); authorized shares 50,000,000; no shares issued or outstanding on September 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	1,715,504	1,696,899
Retained earnings	126,675	103,013
Treasury stock, at cost; shares 730,853 and 396,421 on September 30, 2020 and December 31, 2019, respectively	(10,534)	(6,483)
Accumulated other comprehensive loss	(32,526)	(15,348)
Total PQ Group Holdings Inc. equity	1,800,487	1,779,450
Noncontrolling interest	3,699	5,868
Total equity	1,804,186	1,785,318
Total liabilities and equity	$4,324,442	$4,320,845

See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock, at cost	Accumulated other comprehensive income (loss)	Non- controlling interest	Total
Balance, December 31, 2019	$1,369	$1,696,899	$103,013	$(6,483)	$(15,348)	$5,868	$1,785,318
Net income	—	—	224	—	—	285	509
Other comprehensive income	—	—	—	—	(43,411)	(3,488)	(46,899)
Repurchases of common shares	—	—	—	(3,889)	—	—	(3,889)
Stock compensation expense	—	5,920	—	—	—	—	5,920
Shares issued under equity incentive plan, net of forfeitures	4	177	—	—	—	—	181
Balance, March 31, 2020	$1,373	$1,702,996	$103,237	$(10,372)	$(58,759)	$2,665	$1,741,140
Net income	—	—	15,926	—	—	321	16,247
Other comprehensive income	—	—	—	—	12,045	376	12,421
Stock compensation expense	—	6,366	—	—	—	—	6,366
Shares issued under equity incentive plan, net of forfeitures	(5)	5	—	—	—	—	—
Balance, June 30, 2020	$1,368	$1,709,367	$119,163	$(10,372)	$(46,714)	$3,362	$1,776,174
Net income	—	—	7,512	—	—	298	7,810
Other comprehensive income (loss)	—	—	—	—	14,188	309	14,497
Repurchases of common shares	—	—	—	(162)	—	—	(162)
Distributions to noncontrolling interests	—	—	—	—	—	(270)	(270)
Stock compensation expense	—	6,137	—	—	—	—	6,137
Balance, September 30, 2020	$1,368	$1,715,504	$126,675	$(10,534)	$(32,526)	$3,699	$1,804,186

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock, at cost	Accumulated other comprehensive income (loss)	Non- controlling interest	Total
Balance, December 31, 2018, as previously reported	$1,358	$1,674,703	$25,523	$(2,920)	$(39,104)	$4,585	$1,664,145
Cumulative effect adjustment from adoption of new accounting standards	—	—	(2,049)	—	1,874	—	(175)
December 31, 2018, as adjusted	$1,358	$1,674,703	$23,474	$(2,920)	$(37,230)	$4,585	$1,663,970
Net income	—	—	3,151	—	—	290	3,441
Other comprehensive income	—	—	—	—	5,270	315	5,585
Repurchases of common shares	—	—	—	(1,339)	—	—	(1,339)
Stock compensation expense	—	3,400	—	—	—	—	3,400
Shares issued under equity incentive plan, net of forfeitures	2	213	—	—	—	—	215
Balance, March 31, 2019	$1,360	$1,678,316	$26,625	$(4,259)	$(31,960)	$5,190	$1,675,272
Net income	—	—	30,574	—	—	145	30,719
Other comprehensive income	—	—	—	—	4,747	140	4,887
Distributions to noncontrolling interests	—	—	—	—	—	(156)	(156)
Stock compensation expense	—	5,370	—	—	—	—	5,370
Shares issued under equity incentive plan, net of forfeitures	4	3,256	—	—	—	—	3,260
Balance, June 30, 2019	$1,364	$1,686,942	$57,199	$(4,259)	$(27,213)	$5,319	$1,719,352
Net income	—	—	26,713	—	—	106	26,819
Other comprehensive income	—	—	—	—	(13,486)	(410)	(13,896)
Repurchases of common shares	—	—	—	(896)	—	—	(896)
Stock compensation expense	—	4,806	—	—	—	—	4,806
Shares issued under equity incentive plan, net of forfeitures	1	475	—	—	—	—	476
Balance, September 30, 2019	$1,365	$1,692,223	$83,912	$(5,155)	$(40,699)	$5,015	$1,736,661

See accompanying notes to condensed consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$24,566	$60,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	99,981	97,088
Amortization	36,332	38,142
Amortization of deferred financing costs and original issue discount	3,743	4,352
Debt extinguishment costs	14,146	1,767
Foreign currency exchange (gain) loss	(2,100)	5,380
Pension and postretirement healthcare benefit expense	639	2,731
Pension and postretirement healthcare benefit funding	(8,734)	(8,917)
Deferred income tax provision	9,815	16,822
Net (gain) loss on asset disposals	3,948	(7,697)
Stock compensation	18,423	13,576
Equity in net income from affiliated companies	(20,025)	(31,625)
Dividends received from affiliated companies	15,098	20,072
Net interest income on swaps designated as net investment hedges	(4,622)	(8,435)
Other, net	(1,119)	(887)
Working capital changes that provided (used) cash, excluding the effect of acquisitions and dispositions:
Receivables	(20,670)	(22,472)
Inventories	8,613	(1,793)
Prepaids and other current assets	(375)	268
Accounts payable	(10,076)	(4,072)
Accrued liabilities	(16,977)	6,615
Net cash provided by operating activities	150,606	181,894
Cash flows from investing activities:
Purchases of property, plant and equipment	(76,764)	(91,653)
Proceeds from sale of product line	18,000	28,000
Proceeds from sale of assets	10,330	—
Proceeds from sale of investment	1,761	—
Net interest proceeds on swaps designated as net investment hedges	4,622	8,435
Other, net	—	475
Net cash used in investing activities	(42,051)	(54,743)
Cash flows from financing activities:
Draw down of revolving credit facilities	175,445	161,630
Repayments of revolving credit facilities	(174,668)	(160,342)
Issuance of long-term debt, net of discount	640,340	—
Debt issuance costs	(8,987)	—
Repayments of long-term debt	(627,506)	(105,821)
Debt prepayment fees	(10,550)	—
Stock repurchases	(4,051)	(2,235)
Distributions to noncontrolling interests	(270)	(156)
Proceeds from stock options exercised	181	3,956
Other, net	(160)	(283)
Net cash used in financing activities	(10,226)	(103,251)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,955)	(3,371)
Net change in cash, cash equivalents and restricted cash	92,374	20,529
Cash, cash equivalents and restricted cash at beginning of period	73,917	59,726
Cash, cash equivalents and restricted cash at end of period	$166,291	$80,255

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
Seasonal changes and weather conditions typically affect the Company’s Performance Materials and Refining Services segments. In particular, the Performance Materials segment generally experiences lower sales and profit in the first and fourth quarters of the year because highway striping projects typically occur during warmer weather months. The Refining Services segment typically experiences similar seasonal fluctuations as a result of higher demand for gasoline products in the summer months. As a result, working capital requirements tend to be higher in the first and second quarters of the year, which can adversely affect the Company’s liquidity and cash flows. Because of this seasonality associated with certain of the Company’s segments, results for any one quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full year.
On October 15, 2020, the Company entered into a definitive agreement to sell its Performance Materials business for $650,000 in cash, subject to customary purchase price adjustments as set forth in the agreement. Refer to Note 22 of these condensed consolidated financial statements for additional information related to the sale.
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
In August 2018, the FASB issued guidance which modifies certain disclosure requirements over fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, including all interim periods within that fiscal year. The Company adopted the new guidance effective January 1, 2020. The Company does not classify any of its derivative contracts as Level 3 assets or liabilities, nor did the Company have any transfers amongst fair value levels during the nine months ended September 30, 2020. As such, the guidance did not have an impact on the fair value measurement disclosures included in the Company’s consolidated financial statements.
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
In March 2020, the FASB issued guidance to address certain accounting consequences from the anticipated transition from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The new guidance contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and may be elected over time as reference rate reform activities occur. During the three months ended September 30, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based on matches the index of the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

3. Revenue from Contracts with Customers:
Disaggregated Revenue
The Company’s primary means of disaggregating revenues is by reportable segments, which can be found in Note 18 to these condensed consolidated financial statements.
The Company’s portfolio of products are integrated into a variety of end uses, which are described in the table below.

Key End Uses	Key Products
Industrial & process chemicals	• Silicate precursors for the tire industry
• Glass beads, or microspheres, for metal finishing end uses
Fuels & emission control	• Refining catalysts
• Emission control catalysts
• Catalyst recycling services
• Silicate for catalyst manufacturing
Packaging & engineered plastics	• Catalysts for high-density polyethlene and chemicals syntheses
• Antiblock for film packaging
• Solid and hollow microspheres for composite plastics
• Sulfur derivatives for nylon production
Highway safety & construction	• Reflective markings for roadways and airports
• Silica gels for surface coatings
Consumer products	• Silica gels for edible oil and beer clarification
• Precipitated silicas, silicates and zeolites for the dentifrice and dishwasher and laundry detergent applications
Natural resources	• Silicates for drilling muds
• Hollow glass beads, or microspheres, for oil well cements
• Silicates and alum for water treatment mining
• Bleaching aids for paper

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following tables disaggregate the Company’s sales, by segment and end use, for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30, 2020
	Refining Services	Catalysts	Performance Materials	Performance Chemicals	Total
Industrial & process chemicals	$17,447	$51	$11,134	$47,786	$76,418
Fuels & emission control(1)	60,022	—	—	700	60,722
Packaging & engineered plastics	10,941	23,020	15,438	11,987	61,386
Highway safety & construction(1)	—	—	74,672	19,553	94,225
Consumer products	—	—	—	56,304	56,304
Natural resources	19,194	—	3,330	12,183	34,707
Total segment sales	107,604	23,071	104,574	148,513	383,762
Eliminations	(764)	(51)	(57)	(2,571)	(3,443)
Total	$106,840	$23,020	$104,517	$145,942	$380,319

	Three months ended September 30, 2019
	Refining Services	Catalysts	Performance Materials	Performance Chemicals	Total
Industrial & process chemicals	$20,180	$47	$12,225	$54,696	$87,148
Fuels & emission control(1)	70,048	—	—	—	70,048
Packaging & engineered plastics	12,197	25,565	16,886	12,048	66,696
Highway safety & construction(1)	—	—	82,502	20,800	103,302
Consumer products	—	—	—	64,849	64,849
Natural resources	15,910	—	3,521	15,556	34,987
Total segment sales	118,335	25,612	115,134	167,949	427,030
Eliminations	(813)	(47)	(18)	(2,351)	(3,229)
Total	$117,522	$25,565	$115,116	$165,598	$423,801

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

	Nine months ended September 30, 2020
	Refining Services	Catalysts	Performance Materials	Performance Chemicals	Total
Industrial & process chemicals	$53,518	$100	$32,571	$151,367	$237,556
Fuels & emission control(1)	166,416	—	3	700	167,119
Packaging & engineered plastics	29,147	73,043	46,554	35,814	184,558
Highway safety & construction(1)	—	—	185,733	58,054	243,787
Consumer products	—	—	—	180,238	180,238
Natural resources	49,646	—	9,485	39,260	98,391
Total segment sales	298,727	73,143	274,346	465,433	1,111,649
Eliminations	(2,469)	(100)	(166)	(7,472)	(10,207)
Total	$296,258	$73,043	$274,180	$457,961	$1,101,442

	Nine months ended September 30, 2019
	Refining Services	Catalysts	Performance Materials	Performance Chemicals	Total
Industrial & process chemicals	$60,485	$109	$38,037	$175,009	$273,640
Fuels & emission control(1)	191,243	—	—	—	191,243
Packaging & engineered plastics	38,953	62,226	51,863	41,121	194,163
Highway safety & construction(1)	—	—	195,119	65,036	260,155
Consumer products	—	—	—	198,798	198,798
Natural resources	50,788	—	10,076	46,275	107,139
Total segment sales	341,469	62,335	295,095	526,239	1,225,138
Eliminations	(2,595)	(109)	(170)	(7,567)	(10,441)
Total	$338,874	$62,226	$294,925	$518,672	$1,214,697

(1)As described in Note 1, the Company experiences seasonal sales fluctuations to customers in the fuels & emission control and highway safety & construction end uses.
Contract Assets and Liabilities
A contract asset is a right to consideration in exchange for goods that the Company has transferred to a customer when that right is conditional on something other than the passage of time. A contract liability exists when the Company receives consideration in advance of performance obligations. The Company has no contract assets on its condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.
The Company recognized a $11,486 contract liability associated with the sale of its magnesium silicate product line in July 2020, of which $10,785 of deferred revenue remained as of September 30, 2020. The Company recognized revenue of $806 related to this contract liability during the three and nine months ended September 30, 2020. Refer to Note 7 of these condensed consolidated financial statements for additional information related to the sale of the product line.
The Company recognized a $9,000 contract liability associated with the sale of a portion of its sulfate salts product line in June 2019, of which $3,105 and $6,450 of deferred revenue remained as of September 30, 2020 and December 31, 2019, respectively. The Company recognized revenue of $1,035 and $3,339 related to this contract liability during the three and nine months ended September 30, 2020. The Company recognized revenue of $1,035 related to this contract liability during the three and nine months ended September 30, 2019. Refer to Note 7 of these condensed consolidated financial statements for additional information related to the sale of the product line.

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
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts (Note 14)	$5,173	$—	$5,173	$—
Restoration plan assets	3,658	3,658	—	—
Total	$8,831	$3,658	$5,173	$—

Liabilities:
Derivative contracts (Note 14)	$18,762	$—	$18,762	$—

	December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts (Note 14)	$3,928	$—	$3,928	$—
Restoration plan assets	4,199	4,199	—	—
Total	$8,127	$4,199	$3,928	$—

Liabilities:
Derivative contracts (Note 14)	$12,415	$—	$12,415	$—

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

Restoration plan assets
The fair values of the Company’s restoration plan assets are determined through quoted prices in active markets. Restoration plan assets are assets held in a Rabbi trust to fund the obligations of the Company’s defined benefit supplementary retirement plans and include various stock and fixed income mutual funds. See Note 16 to these condensed consolidated financial statements regarding defined supplementary retirement plans. The Company’s restoration plan assets are included in other long-term assets on its condensed consolidated balance sheets. Gains and losses related to these investments are included in other expense, net in the Company’s condensed consolidated statements of income. Unrealized gains and losses associated with the underlying stock and fixed income mutual funds were immaterial as of September 30, 2020 and December 31, 2019, respectively.
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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

5. Stockholders' Equity:
Accumulated Other Comprehensive Income
The following tables present the tax effects of each component of other comprehensive income for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,
	2020			2019
	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount
Defined benefit and other postretirement plans:
Amortization of net gains and (losses)	$28	$(9)	$19	$(10)	$4	$(6)
Amortization of prior service cost	(52)	13	(39)	(63)	10	(53)
Benefit plans, net	(24)	4	(20)	(73)	14	(59)
Net (loss) gain from hedging activities	1,260	(315)	945	46	(11)	35
Foreign currency translation(1)	17,596	(4,024)	13,572	(10,020)	(3,852)	(13,872)
Other comprehensive income (loss)	$18,832	$(4,335)	$14,497	$(10,047)	$(3,849)	$(13,896)

	Nine months ended September 30,
	2020			2019
	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount
Defined benefit and other postretirement plans:
Amortization of net gains and (losses)	$93	$(25)	$68	$(26)	$8	$(18)
Amortization of prior service cost	(155)	39	(116)	(128)	26	(102)
Benefit plans, net	(62)	14	(48)	(154)	34	(120)
Net (loss) gain from hedging activities	1,215	(304)	911	(3,579)	895	(2,684)
Foreign currency translation(1)	(19,308)	(1,536)	(20,844)	4,731	(5,351)	(620)
Other comprehensive income (loss)	$(18,155)	$(1,826)	$(19,981)	$998	$(4,422)	$(3,424)

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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following table presents the changes in accumulated other comprehensive income (loss), net of tax, by component for the nine months ended September 30, 2020 and 2019:

	Defined benefit and other postretirement plans	Net gain (loss) from hedging activities	Foreign currency translation	Total
December 31, 2019	$3,568	$(1,838)	$(17,078)	$(15,348)
Other comprehensive income (loss) before reclassifications	—	(28)	(18,041)	(18,069)
Amounts reclassified from accumulated other comprehensive income(1)	(48)	939	—	891
September 30, 2020	$3,520	$(927)	$(35,119)	$(32,526)

December 31, 2018	$(546)	$637	$(39,195)	$(39,104)
Other comprehensive loss before reclassifications	(27)	(3,163)	(665)	(3,855)
Amounts reclassified from accumulated other comprehensive income(1)	(93)	479	—	386
Net current period other comprehensive loss	(120)	(2,684)	(665)	(3,469)
Tax Cuts and Jobs Act, reclassification from AOCI to retained earnings	1,684	190	—	1,874
September 30, 2019	$1,018	$(1,857)	$(39,860)	$(40,699)

(1)See the following table for details about these reclassifications. Amounts in parentheses indicate debits.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following table presents the reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2020 and 2019:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income(1)				Affected Line Item where Income is Presented
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Amortization of defined benefit and other postretirement items:
Prior service credit	$52	$32	$155	$97	Other income (expense)(2)
Actuarial gains (losses)	(28)	8	(93)	26	Other income (expense)(2)
	24	40	62	123	Total before tax
	(4)	(10)	(14)	(30)	Tax expense
	$20	$30	$48	$93	Net of tax

Gains and losses on cash flow hedges:
Interest rate caps	$611	$(157)	$(18)	$(449)	Interest expense
Natural gas swaps	(467)	(291)	(1,229)	(187)	Cost of goods sold
	144	(448)	(1,247)	(636)	Total before tax
	(39)	111	308	157	Tax benefit
	$105	$(337)	$(939)	$(479)	Net of tax

Total reclassifications for the period	$125	$(307)	$(891)	$(386)	Net of tax

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
On March 12, 2020, the Company’s Board approved a plan to purchase up to $50,000 of PQ Group Holdings Inc. common stock under a stock repurchase program approved by the Company’s Board of Directors. The Company may repurchase shares from time to time for cash in open market transactions or in privately negotiated transactions in accordance with applicable federal securities laws. The Company will determine the timing and the amount of any repurchases based on its evaluation of market conditions, share price and other factors. The stock repurchase program is valid until March 2022.
From the announcement date of the program through September 30, 2020, the Company repurchased 211,700 shares on the open market at an average price of $9.73 for a total of $2,059, none of which repurchases were made during the three months ended September 30, 2020. As of September 30, 2020, $47,941 was available for additional share repurchases under the program.

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
The fair value of the assets exchanged related to the Company’s ThermoDrop® product line represents the purchase price consideration for the beads business. Based on the fair value of the assets disposed, the Company recognized a pre-tax loss on disposal of $6,475 during the nine months ended September 30, 2020, which is included in other operating expense, net in the Company’s condensed consolidated statement of income.
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

The Company believes that the asset swap will expand its geographic footprint, enabling it to better serve its current and future customers. Combined with anticipated synergies within its existing business, this contributed to a total purchase price that resulted in the recognition of goodwill. All of the goodwill was assigned to the Company’s Performance Materials segment. The goodwill associated with the asset swap is expected to be deductible for tax purposes.
Results of the beads business since the date of the asset swap are included in the Company’s condensed consolidated statements of income and were not material for disclosure. Amounts that would have been recognized in the Company’s condensed consolidated statements of income during the three months ended March 31, 2020 had the adjustments to the provisional amounts been recognized as of the date of the asset swap were not material. Transaction costs associated with the asset swap were not material for the three and nine months ended September 30, 2020.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

7. Sale of Product Lines:
Magnesium Silicate Product Line Sale
On July 1, 2020, the Company completed the sale of its magnesium silicate product line within its Performance Chemicals segment for $18,000 and recorded a pre-tax gain on sale of $4,958. The transaction was recorded as an asset sale, with the gain on disposition included in the other operating expense, net line item in the Company’s condensed consolidated statement of income for the three and nine months ended September 30, 2020 (see Note 9 to these condensed consolidated financial statements for additional details). At the time of disposition, the carrying value of the Company’s inventory related to this non-core product line was $1,556. The Company allocated $11,486 of the consideration received to a contract liability for deferred revenue.
Concurrent with the product line sale, the Company entered into a tolling arrangement with the buyer in which the Company agreed to manufacture the product for the buyer through July 2025. The Company deferred $11,486 of the $18,000 consideration received as a liability, to be recognized as the Company executes its performance obligations over the term of the contractual agreement with the buyer.
Sulfate Salts Product Line Sale
On June 28, 2019, the Company completed the sale of a portion of its sulfate salts product line within its Performance Chemicals segment for $28,000, subject to a working capital adjustment, and recorded a pre-tax gain on sale of $11,362. The transaction was recorded as an asset sale, with the gain on disposition included in the other operating expense, net line item in the Company’s condensed consolidated statement of income for the nine months ended September 30, 2019 (see Note 9 to these condensed consolidated financial statements for additional details). At the time of disposition, the carrying value of the Company’s net working capital related to this non-core product line was $4,215. In addition to the net working capital sold as part of the transaction, the Company also derecognized $3,423 of property, plant and equipment related to the product line and allocated $9,000 of the consideration received to a contract liability for deferred revenue.
Concurrent with the product line sale, the Company entered into a tolling arrangement with the buyer in which the Company agreed to manufacture the product for the buyer, the majority of which runs until June 2021. The Company deferred $9,000 of the $28,000 consideration received as a liability, to be recognized as the Company executes its performance obligations over the term of the contractual agreement with the buyer. Additionally, the Company concluded that an embedded lease arrangement exists as a result of the combination of the sale and tolling agreements. Given the ability of the buyer to control substantially all of the output of the facilities and the existence of bargain purchase options on the manufacturing assets, the Company determined that the buyer is effectively leasing the assets from the Company and derecognized the associated property, plant and equipment under a sales-type leasing arrangement. The gain on the sale of fixed assets is included as part of the Company’s overall gain on sale related to the transaction, with the Company’s net investment in the leased assets having been settled as part of the consideration received in the transaction with no additional future cash flows to be recognized on the lease.
8. Goodwill:
The change in the carrying amount of goodwill for the nine months ended September 30, 2020 is summarized as follows:

	Refining Services	Catalysts	Performance Materials	Performance Chemicals	Total
Balance as of December 31, 2019	$311,892	$78,611	$275,919	$593,383	$1,259,805
Goodwill recognized	—	—	7,730	—	7,730
Foreign exchange impact	—	(522)	(321)	(2,839)	(3,682)
Balance as of September 30, 2020	$311,892	$78,089	$283,328	$590,544	$1,263,853

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

9. Other Operating Expense, Net:
A summary of other operating expense, net is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Amortization expense	$8,653	$8,607	$25,840	$25,907
Transaction and other related costs	3,116	2,930	5,760	3,938
Restructuring, integration and business optimization costs(1)	4,577	539	9,617	650
Net (gain) loss on asset disposals(2)	(4,453)	1,136	3,948	(7,697)
Environmental related costs	7	1,174	553	2,501
Other, net	482	1,409	1,341	3,054
	$12,382	$15,795	$47,059	$28,353

(1)During the three and nine months ended September 30, 2020 and 2019, the Company’s results were impacted by costs associated with the execution of the Company’s Simpler + Stronger strategic initiatives. Reclassifications have been made to the historical “Other, net” line item to conform with the current year presentation.
(2)During the three and nine months ended September 30, 2020, the Company recognized a pre-tax gain of $4,958 related to the sale of a product line. Refer to Note 7 of these condensed consolidated financial statements for additional details.
During the nine months ended September 30, 2020, the Company recorded a loss of $6,475 related to the asset swap, which is reflected in net (gain) loss on asset disposals. Refer to Note 6 to these condensed consolidated financial statements for details on the asset swap.
During the nine months ended September 30, 2019, the Company recognized a gain of $11,362 related to the sale of a product line. Refer to Note 7 of these condensed consolidated financial statements for additional details.
10. Inventories, Net:
Inventories, net, are classified and valued as follows:

	September 30, 2020	December 31, 2019
Finished products and work in process	$201,784	$222,940
Raw materials	47,878	58,005
	$249,662	$280,945

Valued at lower of cost or market:
LIFO basis	$145,314	$168,935
Valued at lower of cost and net realizable value:
FIFO or average cost basis	104,348	112,010
	$249,662	$280,945

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

11. Investments in Affiliated Companies:
The Company accounts for investments in affiliated companies under the equity method. Affiliated companies accounted for on the equity basis as of September 30, 2020 are as follows:

Company	Country	Percent Ownership
PQ Silicates Ltd.	Taiwan	50%
Zeolyst International	USA	50%
Zeolyst C.V.	Netherlands	50%
Asociacion para el Estudio de las Tecnologias de Equipamiento de Carreteras, S.A. (“Aetec”)	Spain	20%

Following is summarized information of the combined investments(1):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Sales	$57,923	$121,471	$217,290	$279,503
Gross profit	11,679	48,416	77,288	102,966
Operating income	3,304	37,958	49,001	74,217
Net income	3,681	37,852	50,049	75,002

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
The Company’s investments in affiliated companies balance as of September 30, 2020 and December 31, 2019 includes net purchase accounting fair value adjustments of $245,557 and $250,532, respectively, related to the series of transactions consummated on May 4, 2016 to reorganize and combine the businesses of PQ Holdings Inc. and Eco Services Operations LLC, consisting primarily of goodwill and intangible assets such as customer relationships, technical know-how and trade names. Consolidated equity in net income from affiliates is net of $1,659 and $4,975 of amortization expense related to purchase accounting fair value adjustments for the three and nine months ended September 30, 2020, respectively. Consolidated equity in net income from affiliates is net of $1,658 and $5,875 of amortization expense related to purchase accounting fair value adjustments for the three and nine months ended September 30, 2019, respectively.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

12. Property, Plant and Equipment:
A summary of property, plant and equipment, at cost, and related accumulated depreciation is as follows:

	September 30, 2020	December 31, 2019
Land	$177,308	$183,117
Buildings	227,923	221,449
Machinery and equipment	1,262,777	1,236,531
Construction in progress	94,704	82,687
	1,762,712	1,723,784
Less: accumulated depreciation	(626,955)	(537,014)
	$1,135,757	$1,186,770

Depreciation expense was $33,236 and $31,554 for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense was $99,981 and $97,088 for the nine months ended September 30, 2020 and 2019, respectively.
13. Long-term Debt:
The summary of long-term debt is as follows:

	September 30, 2020	December 31, 2019
Senior Secured Term Loan Facility due February 2027	$947,497	$947,497
New Senior Secured Term Loan Facility due February 2027	648,375	—
6.75% Senior Secured Notes due 2022	—	625,000
5.75% Senior Unsecured Notes due 2025	295,000	295,000
ABL Facility	—	—
Other	65,147	64,629
Total debt	1,956,019	1,932,126
Original issue discount	(22,207)	(13,434)
Deferred financing costs	(14,267)	(11,730)
Total debt, net of original issue discount and deferred financing costs	1,919,545	1,906,962
Less: current portion	(14,538)	(7,766)
Total long-term debt, excluding current portion	$1,905,007	$1,899,196

The fair value of a financial instrument is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of September 30, 2020 and December 31, 2019, the fair value of the term loan facilities, senior secured and unsecured notes was $1,876,497 and $1,905,822, respectively. The fair value is classified as Level 2 based upon the fair value hierarchy (see Note 4 to these condensed consolidated financial statements for further information on fair value measurements).
In July 2020, the Company entered into an agreement for a new senior secured term loan facility in an aggregate principal amount of $650,000 with an original issue discount of 1.5% and interest at a floating rate of LIBOR (with a 1.0% minimum LIBOR floor) plus 3.0% per annum. The proceeds were used to redeem its existing $625,000 of 6.75% Senior Secured Notes due 2022 and pay the associated early redemption premiums. The new senior secured term loan facility requires scheduled quarterly amortization payments, each equal to 0.25% of the original principal amount of the loans under the new senior secured term loan facility.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

As a result of redeeming the 6.75% Senior Secured Notes due 2022, the Company paid a redemption premium of $10,550 which were recorded as debt extinguishment costs for the three and nine months ended September 30, 2020. In addition, previous unamortized deferred financing costs of $2,085 and original issue discount of $1,186 associated with the previously outstanding debt were written off as debt extinguishment costs for the three and nine months ended September 30, 2020.
Other Debt
Included in the line item “Other” in the table above are obligations related to New Markets Tax Credit (“NMTC”) financing arrangements, subsidiary credit agreements related to the Company’s Sovitec subsidiaries and notes payable agreements payable by the Company’s subsidiary located in Japan. Each of these obligations are associated with subsidiaries that will be included in the sale of the Company’s Performance Materials business and will be assumed by the buyer upon consummation of the transaction. Refer to Note 22 of these condensed consolidated financial statements for additional information related to the sale of the segment.
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
Use of Derivative Financial Instruments to Manage Commodity Price Risk. The Company is exposed to risks in energy costs due to fluctuations in energy prices, particularly natural gas. The Company has a hedging program in the United States which allows the Company to mitigate exposure to natural gas volatility with natural gas swap agreements. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices of comparable contracts. The respective current and non-current liabilities are recorded in accrued liabilities and other long-term liabilities and the respective current and non-current assets are recorded in prepaid and other current assets and other long-term assets, as applicable, in the Company’s consolidated balance sheet. As the derivatives are designated and qualify as cash flow hedges, the gains or losses on the natural gas swaps are recorded in stockholders’ equity as a component of other comprehensive income (loss) (“OCI”), net of tax. Reclassifications of the gains and losses on natural gas hedges into earnings are recorded in production costs and subsequently charged to cost of goods sold in the condensed consolidated statements of income in the period in which the associated inventory is sold. As of September 30, 2020, the Company’s natural gas swaps had a remaining notional quantity of 2.0 million MMBTU to mitigate commodity price volatility through December 2021.
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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

In November 2018, the Company entered into additional interest rate cap agreements to mitigate interest volatility from July 2020 through July 2022, with a cap rate of 3.50% on $500,000 of notional variable-rate debt and a $3,380 premium annuitized during the effective period. In February 2020, the Company restructured its $500,000 of notional variable-rate debt interest rate cap agreements from July 2020 through July 2022, to lower the interest cap rate to 2.50% with an incremental $130 premium annuitized during the effective period. In March 2020, the Company again amended such interest rate cap agreements to lower the cap rate to 0.84% from 2.50% on $500,000 of notional variable-rate debt and paid an additional incremental $900 premium annuitized during the effective period. The term remains unchanged from July 2020 through July 2022. The total cumulative annuitized premium on the $500,000 of notional variable-rate debt is $4,410. The cap rate in effect at September 30, 2020 was 0.84% associated with the $500,000 of notional variable-rate debt.
In July 2020, the Company entered into additional interest rate cap agreements to mitigate interest rate volatility from August 2020 to August 2023, with a cap rate of 1.00% on $400,000 of notional variable-rate debt.
Use of Derivative Financial Instruments to Manage Foreign Currency Risk. The Company is exposed to risks related to its net investments in foreign operations due to fluctuations in foreign currency exchange rates, particularly between the United States dollar and the Euro. In February 2018, the Company entered into multiple cross-currency interest rate swap arrangements with an aggregate notional amount of €280,000 ($328,832 as of September 30, 2020) to hedge this exposure on the net investments of certain of its Euro-denominated subsidiaries. The Company records these swap agreements at fair value as assets or liabilities in its consolidated balance sheet. As the derivatives are designated and qualify as net investment hedges, changes in the fair value of the swaps attributable to changes in the spot exchange rates are recognized in cumulative translation adjustment (“CTA”) within OCI and are held there until the hedged net investments are sold or substantially liquidated. Upon such sale or liquidation, the amount recognized in CTA is reclassified to earnings and reported in the same line item as the gain or loss on the liquidation of the net investments. Changes in the fair value of the swaps attributable to the cross-currency basis spread are excluded from the assessment of hedge effectiveness and are recorded in current period earnings.
The fair values of derivative instruments held as of September 30, 2020 and December 31, 2019 are shown below:

	Balance sheet location	September 30, 2020	December 31, 2019
Derivative assets:
Derivatives designated as cash flow hedges:
Natural gas swaps	Prepaid and other current assets	$365	$—
Natural gas swaps	Other long-term assets	123	—
		488	—
Derivatives designed as net investment hedges:
Cross-currency interest rate swaps	Prepaid and other current assets	4,685	3,928
Total derivative assets		$5,173	$3,928

Derivative liabilities:
Derivatives designated as cash flow hedges:
Natural gas swaps	Accrued liabilities	$—	$813
Interest rate caps	Accrued liabilities	1,954	420
Natural gas swaps	Other long-term liabilities	—	226
Interest rate caps	Other long-term liabilities	2,246	2,822
		4,200	4,281
Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other long-term liabilities	14,562	8,134
Total derivative liabilities		$18,762	$12,415

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges on AOCI for the three and nine months ended September 30, 2020 and 2019:

		Three months ended September 30,
		2020		2019
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$573	$506	$(216)	$(157)
Natural gas swaps	Cost of goods sold	814	(362)	(185)	(291)
		$1,387	$144	$(401)	$(448)

		Nine months ended September 30,
		2020		2019
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$(347)	$(18)	$(3,264)	$(449)
Natural gas swaps	Cost of goods sold	297	(1,229)	(951)	(187)
		$(50)	$(1,247)	$(4,215)	$(636)

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following tables show the effect of the Company’s cash flow hedge accounting on the condensed consolidated statements of income for the three and nine months ended September 30, 2020 and 2019:

	Location and amount of gain (loss) recognized in income on cash flow hedging relationships
	Three months ended September 30,
	2020		2019
	Cost of goods sold	Interest (expense) income	Cost of goods sold	Interest (expense) income
Total amounts of income and expense line items presented in the statement of income in which the effects of cash flow hedges are recorded	$(283,818)	$(18,642)	$(310,904)	$(27,697)

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	—	506	—	(157)
Commodity contracts:
Amount of gain (loss) reclassified from AOCI into income	(362)	—	(291)	—

	Location and amount of gain (loss) recognized in income on cash flow hedging relationships
	Nine months ended September 30,
	2020		2019
	Cost of goods sold	Interest (expense) income	Cost of goods sold	Interest (expense) income
Total amounts of income and expense line items presented in the statement of income in which the effects of cash flow hedges are recorded	(823,503)	(65,372)	(905,395)	(84,855)

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	—	(18)	—	(449)
Commodity contracts:
Amount of gain (loss) reclassified from AOCI into income	(1,229)	—	(187)	—
The amount of unrealized losses in AOCI related to the Company’s cash flow hedges that is expected to be reclassified to the condensed consolidated statement of income over the next twelve months is $48 as of September 30, 2020.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following tables show the effect of the Company’s net investment hedges on AOCI and the condensed consolidated statements of income for the three and nine months ended September 30, 2020 and 2019:

	Amount of gain (loss) recognized in OCI on derivative		Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	Three months ended September 30,			Three months ended September 30,			Three months ended September 30,
	2020	2019		2020	2019		2020	2019
Cross-currency interest rate swaps	$(15,275)	$15,342	Gain (loss) on sale of subsidiary	$—	$—	Interest (expense) income	$1,175	$2,395

	Amount of gain (loss) recognized in OCI on derivative		Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	Nine months ended September 30,			Nine months ended September 30,			Nine months ended September 30,
	2020	2019		2020	2019		2020	2019
Cross-currency interest rate swaps	$(5,672)	$21,282	Gain (loss) on sale of subsidiary	$—	$—	Interest (expense) income	$4,419	$6,888

15. Income Taxes:
The effective income tax rate for the three months ended September 30, 2020 was 60.1% compared to 38.4% for the three months ended September 30, 2019. The effective income tax rate for the nine months ended September 30, 2020 was 54.5% compared to 39.3% for the nine months ended September 30, 2019. The Company’s effective income tax rate has fluctuated primarily due changes in income mix (including the effect of loss companies), the impacts of the Global Intangible Low Taxed Income (“GILTI”) tax rules, discrete impacts related to product line and asset sales and changes in foreign exchange gains and losses, which create permanent differences in certain jurisdictions.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the nine months ended September 30, 2020 was mainly due to the impacts of GILTI, the discrete tax impacts of the Company entering into an asset swap agreement, the discrete impacts of the product line and asset sales, the tax effect of permanent differences related to foreign currency exchange gain or loss, foreign tax rate changes, pre-tax losses with no associated tax benefit and state taxes.
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
With respect to operating results for the three and nine months ended September 30, 2020, the Company has continued to incorporate an estimate of the GILTI income inclusion when estimating annual effective tax rate used for GAAP purposes. The Company expects this amount to be included in its 2020 U.S. taxable income. However, the estimated 2020 GILTI income inclusion may change materially as the Company continues to evaluate future legislative or administrative guidance that is put forth, any updates to assumptions and figures used for the current estimate, or as a result of future changes to the Company’s current structure and business.

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
Components of net periodic expense (benefit) are as follows:
Defined Benefit Pension Plans

	U.S.		Foreign
	Three months ended September 30,		Three months ended September 30,
	2020	2019	2020	2019
Service cost	$192	$251	$997	$780
Interest cost	2,152	2,653	707	801
Expected return on plan assets	(3,135)	(2,912)	(810)	(782)
Amortization of net loss	—	—	41	1
Amortization of prior service cost	—	—	6	6
Net periodic expense (benefit)	$(791)	$(8)	$941	$806

	U.S.		Foreign
	Nine months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Service cost	$577	$751	$2,989	$2,464
Interest cost	6,455	7,958	2,121	2,458
Expected return on plan assets	(9,404)	(8,733)	(2,429)	(2,375)
Amortization of net loss	—	—	121	1
Amortization of prior service cost	—	—	19	18
Net periodic expense (benefit)	$(2,372)	$(24)	$2,821	$2,566

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

Supplemental Retirement Plans

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest cost	$86	$121	$259	$364
Net periodic expense	$86	$121	$259	$364

Other Postretirement Benefit Plans

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Service cost	$—	$3	$—	$10
Interest cost	24	38	73	114
Amortization of prior service credit	(58)	(32)	(174)	(97)
Amortization of net gain	(7)	(9)	(22)	(27)
Net periodic expense (benefit)	$(41)	$—	$(123)	$—

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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

18. Reportable Segments:
Summarized financial information for the Company’s reportable segments is shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Sales:
Refining Services	$107,604	$118,335	$298,727	$341,469
Catalysts(1)	23,071	25,612	73,143	62,335
Performance Materials	104,574	115,134	274,346	295,095
Performance Chemicals	148,513	167,949	465,433	526,239
Eliminations(2)	(3,443)	(3,229)	(10,207)	(10,441)
Total	$380,319	$423,801	$1,101,442	$1,214,697

Segment Adjusted EBITDA:(3)
Refining Services	$44,272	$51,166	$116,451	$133,721
Catalysts(4)	11,762	31,638	59,741	79,372
Performance Materials	25,334	25,769	66,148	65,505
Performance Chemicals	33,919	36,804	108,403	120,642
Total Segment Adjusted EBITDA(5)	$115,287	$145,377	$350,743	$399,240

(1)Excludes the Company’s proportionate share of sales from the Zeolyst International and Zeolyst C.V. joint ventures (collectively, the “Zeolyst Joint Venture”) accounted for using the equity method (see Note 11 to these condensed consolidated financial statements for further information). The proportionate share of sales is $26,552 and $54,414 for the three months ended September 30, 2020 and 2019, respectively. The proportionate share of sales is $99,695 and $123,106 for the nine months ended September 30, 2020 and 2019, respectively.
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
(4)The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalysts segment is $5,331 for the three months ended September 30, 2020, which includes $76 of equity in net income plus $1,658 of amortization of investment in affiliate step-up and $3,597 of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalysts segment is $22,628 for the three months ended September 30, 2019, which includes $17,248 of equity in net income plus $1,658 of amortization of investment in affiliate step-up and $3,722 of joint venture depreciation, amortization and interest.
The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalysts segment is $35,911 for the nine months ended September 30, 2020, which includes $19,882 of equity in net income plus $4,975 of amortization of investment in affiliate step-up and $11,054 of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalysts segment is $48,621 for the nine months ended September 30, 2019, which includes $31,548 of equity in net income plus $5,875 of amortization of investment in affiliate step-up and $11,198 of joint venture depreciation, amortization and interest.
(5)Total Segment Adjusted EBITDA differs from the Company’s consolidated Adjusted EBITDA due to unallocated corporate expenses.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

A reconciliation of net income attributable to PQ Group Holdings to Segment Adjusted EBITDA is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Reconciliation of net income attributable to PQ Group Holdings Inc. to Segment Adjusted EBITDA
Net income attributable to PQ Group Holdings Inc.	$7,512	$26,713	$23,662	$60,438
Provision for income taxes	11,764	16,718	29,453	39,472
Interest expense, net	18,642	27,697	65,372	84,855
Depreciation and amortization	45,820	44,246	136,313	135,230
Segment EBITDA	83,738	115,374	254,800	319,995
Joint venture depreciation, amortization and interest	3,597	3,722	11,054	11,198
Amortization of investment in affiliate step-up	1,659	1,658	4,975	5,875
Debt extinguishment costs	14,004	1,767	16,517	1,767
Net (gain) loss on asset disposals	(4,453)	1,136	3,948	(7,697)
Foreign currency exchange (gain) loss	(4,583)	4,457	(2,100)	5,380
LIFO expense	(751)	534	(2,549)	10,814
Transaction and other related costs	3,276	670	6,078	1,725
Equity-based compensation	6,137	4,806	18,423	13,576
Restructuring, integration and business optimization expenses	4,595	717	10,215	1,436
Defined benefit pension plan (benefit) cost	378	834	(122)	2,379
Other	962	2,009	3,500	4,730
Adjusted EBITDA	108,559	137,684	324,739	371,178
Unallocated corporate expenses	6,728	7,693	26,004	28,062
Segment Adjusted EBITDA	$115,287	$145,377	$350,743	$399,240

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

19. Stock-Based Compensation:
The Company is authorized to issue shares for common stock awards to employees, directors and affiliates of the Company in connection with the PQ Group Holdings Inc. 2017 Omnibus Incentive Plan, as Amended and Restated (the “2017 Plan”). During the nine months ended September 30, 2020, the Company granted 1,158,605 restricted stock units and 456,311 performance stock units (at target) under the 2017 Plan as part of its equity incentive compensation program. Each restricted stock unit provides the recipient with the right to receive a share of common stock subject to graded vesting terms based on service, which for the awards granted during the nine months ended September 30, 2020, requires approximately one year of service for members of the Company’s board of directors and approximately three years of service for employees.
The performance stock units granted during the nine months ended September 30, 2020 provide the recipients with the right to receive shares of common stock dependent 50% on the achievement of a Company-specific financial performance target and 50% on a total shareholder return (“TSR”) goal, and are generally subject to the provision of service through the vesting date of the award. The Company-specific financial performance target and the TSR goal are measured independently of each other, but achievement of both of the metrics is measured based on the same three-year performance period from January 1, 2020 through December 31, 2022. The TSR goal is based on the Company’s relative TSR performance against the companies included in the Russell 2000 Index over the performance period. Achievement of the Company-specific financial performance target is measured based on the average levels of achievement across the performance period. Depending on the Company’s performance against the predetermined thresholds for achievement, each performance stock unit award recipient is eligible to earn a percentage of the target number of shares granted to the recipient, ranging from zero to 200%. The performance stock units, to the extent earned, will vest on the date the Company’s compensation and governance committee certifies the achievement of the performance metrics for the three-year period ending December 31, 2022, which will occur no later than March 1, 2023.
The value of the restricted stock units granted during the nine months ended September 30, 2020 was based on the average of the high and low trading prices of the Company’s common stock on the NYSE on the preceding trading day, in accordance with the Company’s policy for valuing such awards. Compensation expense related to the restricted stock units is recognized on a straight-line basis over the respective vesting period.
The value of the portion of the performance stock units granted during the nine months ended September 30, 2020 eligible to be earned based on the achievement of the Company-specific financial performance target (50% of the award) was measured on the same basis as that of the restricted stock units, and based on the target number of shares granted; because the performance vesting conditions affect the ability of the recipients to vest in the awards, they are not factored into the fair value measure of the award. Compensation expense related to such performance stock units is recognized ratably over the requisite service period, and the Company must assess the probability that the performance conditions will be met each reporting period, and the level at which they are estimated to be attained. Should the probability assessment change during a given reporting period, the total compensation cost (both recognized and unrecognized) will be adjusted to reflect the revised assessment.
The TSR goal, which determines how much of the other 50% of the performance stock units granted during the nine months ended September 30, 2020 may be earned, is considered a market condition as opposed to a vesting condition. Because a market condition is not considered a vesting condition, it is reflected in the grant date fair value of an award and the associated compensation cost based on the fair value of the award is recognized over the performance period, regardless of whether the Company actually achieves the market condition or the level of achievement, as long as service is provided by the recipient. The Company used a Monte Carlo simulation to estimate the fair value of the portion of the awards subject to the TSR goal. The following table provides the assumptions used to determine the grant date fair value of the market condition-dependent / TSR goal-based portion of the Company’s performance stock units granted during the nine months ended September 30, 2020 using a Monte Carlo simulation:

Expected dividend yield	—%
Risk-free interest rate	1.56%
Expected volatility	28.57%
Expected term (in years)	2.95
Grant date fair value	$24.11

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following table summarizes the activity for the Company’s restricted stock units and performance stock units for the nine months ended September 30, 2020:

	Restricted Stock Units		Performance Stock Units
	Number of Units	Weighted Average Grant Date Fair Value (per share)	Number of Units	Weighted Average Grant Date Fair Value (per share)
Nonvested as of December 31, 2019	1,628,436	$15.83	550,676	$15.41
Granted	1,158,605	$16.60	456,311	$20.38
Vested	(482,907)	$15.61	—	$—
Forfeited	(129,036)	$16.28	(41,251)	$15.95
Nonvested as of September 30, 2020	2,175,098	$16.26	965,736	$17.74

Total stock-based compensation expense for all of the Company’s equity incentive awards was $6,137 and $4,806 for the three months ended September 30, 2020 and 2019, respectively, and $18,423 and $13,576 for the nine months ended September 30, 2020 and 2019, respectively. The income tax benefit recognized in the condensed consolidated statements of income was $1,521 and $1,187 for the three months ended September 30, 2020 and 2019, respectively, and $4,565 and $3,353 for the nine months ended September 30, 2020 and 2019, respectively. With the new grants of restricted stock units and performance stock units during the nine months ended September 30, 2020, unrecognized compensation cost at September 30, 2020 related to nonvested awards was $21,501 and $10,790 for restricted stock units and performance stock units, respectively. The weighted-average period over which these costs are expected to be recognized at September 30, 2020 is 1.56 years for the restricted stock units and 1.88 years for the performance stock units. Activity related to the Company’s stock options and restricted stock awards was not material for the nine months ended September 30, 2020, other than the forfeiture of 577,365 of restricted stock awards subject to a performance vesting condition based upon the occurrence of a defined liquidity event. No expense had previously been recognized related to these awards, as the performance vesting condition was not achieved nor considered probable of achievement.
On April 30, 2020, the Company’s stockholders approved an amendment and restatement of the 2017 Plan to increase the number of shares available under it by an additional 9,000,000 shares and include more limited share recycling provisions, resulting in fewer shares recycled subsequent to the change. At September 30, 2020, 12,239,586 shares of common stock were available for issuance under the 2017 Plan, after giving effect to the new grants, forfeitures and other activity during the nine months ended September 30, 2020.
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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The reconciliation from basic to diluted weighted average shares outstanding is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Weighted average shares outstanding – Basic	135,106,969	134,511,819	135,292,163	134,213,571
Dilutive effect of unvested common shares and restricted stock units with service conditions, performance stock units considered probable of vesting and assumed stock option exercises and conversions	872,149	1,137,891	895,870	1,091,799
Weighted average shares outstanding – Diluted	135,979,118	135,649,710	136,188,033	135,305,370

Basic and diluted earnings per share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to PQ Group Holdings Inc.	$7,512	$26,713	$23,662	$60,438

Denominator:
Weighted average shares outstanding – Basic	135,106,969	134,511,819	135,292,163	134,213,571
Weighted average shares outstanding – Diluted	135,979,118	135,649,710	136,188,033	135,305,370
Net income per share:
Basic income per share	$0.06	$0.20	$0.17	$0.45
Diluted income per share	$0.06	$0.20	$0.17	$0.45

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The table below presents the details of the Company’s weighted average equity-based awards outstanding during each respective period that were excluded from the calculation of diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Restricted stock awards with performance only targets not yet achieved	950,174	1,537,572	1,323,270	1,601,474
Stock options with performance only targets not yet achieved	503,526	578,564	509,782	583,204
Anti-dilutive restricted stock awards, restricted stock units and performance stock units	1,539,506	—	1,432,906	—
Anti-dilutive stock options	844,475	863,063	846,578	863,063

Restricted stock awards and stock options with performance only vesting conditions were not included in the dilution calculation, as the performance targets have not been achieved nor were probable of achievement as of the end of the respective periods. On a weighted average basis, options to purchase 603,159 and 621,747 shares of common stock at $16.97 per share for the three months ended September 30, 2020 and 2019, respectively, and options to purchase 241,316 shares of common stock at $17.50 per share for the three months ended September 30, 2020 and 2019, were excluded from the computation of diluted earnings per share for the respective periods, because the combination of the options’ exercise price and remaining unamortized stock-based compensation expense was greater than the average market price of the common shares. On a weighted average basis, options to purchase 605,262 and 621,747 shares of common stock at $16.97 per share for the nine months ended September 30, 2020 and 2019, respectively, and options to purchase 241,316 shares of common stock at $17.50 per share for the nine months ended September 30, 2020 and 2019, were excluded from the computation of diluted earnings per share for the respective periods, because the combination of the options’ exercise price and remaining unamortized stock-based compensation expense was greater than the average market price of the common shares. The stock options with an exercise price of $16.97 per share expire on October 2, 2027, while the stock options with an exercise price of $17.50 per share expire on August 9, 2028. Anti-dilutive awards are not included in the dilution calculation, as their inclusion would have the effect of increasing diluted income per share.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

21. Supplemental Cash Flow Information:
The following table presents supplemental cash flow information for the Company:

	Nine months ended September 30,
	2020	2019
Cash paid during the period for:
Income taxes, net of refunds	$21,507	$13,261
Interest(1)	75,345	82,349
Non-cash investing activity(2):
Capital expenditures acquired on account but unpaid as of the period end	7,425	13,265
Right-of-use assets obtained in exchange for new lease liabilities (non-cash)(2):
Operating leases	13,058	5,148

(1)Cash paid for interest is shown net of capitalized interest for the periods presented and excludes $4,622 and $8,435 of net interest proceeds on swaps designated as net investment hedges for the nine months ended September 30, 2020 and 2019, respectively, which are included within cash flows from investing activities in the Company’s condensed consolidated statements of cash flows.
(2)The Company entered into a non-monetary asset swap arrangement whereby it exchanged certain assets with a third party. Details of the associated non-cash investing activities are further described in Note 6 to these condensed consolidated financial statements. As part of the asset swap transaction, the Company assumed a lease contract that is exclusive of those summarized in the above table.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets as of September 30, 2020 and 2019 to the total of the same amounts shown in the condensed consolidated statements of cash flows for the nine months then ended:

	September 30,
	2020	2019
Cash and cash equivalents	$164,348	$78,510
Restricted cash included in prepaid and other current assets	1,943	1,745
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$166,291	$80,255

22. Subsequent Events:
Definitive Agreement to Sell the Company’s Performance Materials Business
On October 15, 2020, the Company entered into a definitive agreement to sell its Performance Materials business for $650,000 in cash, subject to customary purchase price adjustments as set forth in the agreement. The planned sale of the Performance Materials business reflects continued advancement by the Company on its ‘Simpler + Stronger’ strategic path.
The Company expects to use the after-tax cash proceeds from the sale to reduce debt and return capital to its shareholders, subject to board approval and declaration. The transaction is expected to close by the end of 2020, subject to regulatory approvals and customary closing conditions. The Company is currently evaluating the impact of this transaction.
This transaction met the held for sale criteria in October 2020, and consequently the financial results of the Performance Materials business will be reported in discontinued operations beginning in the fourth quarter of 2020.

Redemption of New Markets Tax Credits
The Company’s NMTC financing arrangements include put/call provisions that can be exercised seven years after funding of the respective loans, whereby the Company may be obligated or entitled to repurchase the given NMTC investor’s interest in the respective investment fund for a de minimis amount. In October 2020, an affiliate of JPMorgan Chase Bank N.A. (“Chase”) exercised its put option under the October 24, 2013 NMTC financing arrangement among Chase and several of its affiliates, TX CDE V LLC, an affiliate of Texas LIC Development Company LLC d/b/a/ Texas Community Development Capital, and the Company (the “2013 NMTC”). After the exercise of the put option the Company acquired ownership of the Chase investment fund, and subsequently the loans between the Company and the Chase investment fund, and between TX CDE V LLC and the Company, were settled. This resulted in the retirement of $21,000 of debt related to the 2013 NMTC and a corresponding $15,632 note receivable, which resulted in a gain on debt forgiveness of $5,368.
Other than the item set forth above, the Company has evaluated subsequent events since the balance sheet date and determined that there are no additional items to disclose.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Unless the context requires otherwise, references in this report to “PQ Group Holdings,” “the company,” “we,” “us” or “our” refer to PQ Group Holdings Inc. and its consolidated subsidiaries.
Forward-looking Statements
This periodic report on Form 10-Q (“Form 10-Q”) includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements”. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. Examples of forward-looking statements include, but are not limited to, statements we make regarding the sale of our Performance Materials segment, the impact of the novel coronavirus (“COVID-19”) pandemic on our operations and financial results and our liquidity, including our belief that our existing cash, cash equivalents and cash flow from operations, combined with availability under our asset based lending revolving credit facility will be sufficient to meet our presently anticipated future cash needs for at least the next 12 months. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed herein may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include risks related to:
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
Recent Developments
On October 15, 2020, we entered into a definitive agreement to sell our Performance Materials business for $650.0 million. We expect to use after-tax cash proceeds from the sale to reduce debt and return capital to our shareholders, subject to board approval and declaration. The transaction is expected to close by the end of 2020, subject to regulatory approvals and customary closing conditions. Beginning in the fourth quarter of 2020, we expect to present the financial results of the Performance Materials business as discontinued operations.

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
•In our Catalysts segment, we produce supports used to manufacture polypropylene, which is the most common material used to make surgical masks. We also produce catalysts and supports needed to manufacture polyethylene, which is used in packaging materials for detergents, bleaches, specialized medical equipment and other sanitation items that are critical to preventing the spread of COVID-19;
•In our Performance Materials segment, we produce high-quality microspheres which are used in respirators, hospital beds and protective goggles; and
•In our Performance Chemicals segment, our silicates are used in cleaning products such as soaps and detergents used in homes, businesses and hospitals.
Near Term Trends on Business Segment End Uses
The COVID-19 pandemic has led to unprecedented disruptions within the macro economy, which led to an overall lower sales volume demand during the third quarter of 2020. The timing and magnitude of the impact to sales volume demand varied across our portfolio of businesses due to the many end uses. Key end use trends in our business segments during the third quarter and expectations for the balance of the year are described below:
•Refining Services: This business segment was impacted the most by COVID-19 but has begun to see a significant rebound in demand from second quarter lows. Stay-at-home mandates enacted at the end of the first quarter, which continued through the second quarter, led to rapid and significant reductions in gasoline demand in the U.S. As stay-at-home restrictions were lifted toward the end of the second quarter, gasoline consumption recovered to approximately 90% of 2019 levels. Virgin sulfuric acid demand from refining and industrial customers rebounded in the third quarter, which mitigated continued pressure within the automotive and industrial production end uses. We expect these trends to continue into the fourth quarter.
•Performance Materials: We experienced a reduction in demand for our North American highway safety products as a result of reduced levels of striping activity due to COVID-related work restrictions. In Europe, demand has been showing a steady monthly improvement as countries reopened and customers returned to work on previously approved road striping projects. While the fourth quarter is typically seasonally lower than the third quarter due to weather conditions, we anticipate that demand trends will be comparable to the prior year. Demand for our engineered glass materials showed steady improvement in the third quarter, with volumes increasing for products sold to the general industrial and construction end uses. This more than offset continued slower demand for products sold to the automotive industry. We expect this utilization to extend into the fourth quarter.
•Performance Chemicals: Since the second quarter, improving signs of economic recovery are benefiting our products used for consumer product and industrial and process chemicals applications. However, demand for commercial cleaning remained soft as detergents and personal care consumption eased from the strong second-quarter surge by consumers stocking up for COVID-19 stay-at-home mandates.
•Catalysts: Our Catalysts segment delivered strong polyolefin catalyst results through the third quarter ended September 30, 2020. However, with refineries now focused on cash conservation, a number of our customers are now adjusting their change-out schedules. Demand for our emission control catalysts used in heavy-duty diesel vehicles slumped in the third quarter as our customers continued to curtail production to align with lower demand. We anticipate that demand will be well below prior year levels.
During the quarter ended September 30, 2020, we continued to take actions to mitigate the slowdown in our business as a result of the effects of COVID-19, including adjusting our production levels to meet anticipated customer demand, reducing discretionary spending, furloughs, delaying headcount additions and deferring capital maintenance expenditures.

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
Liquidity
As of September 30, 2020, we had cash and cash equivalents of $164.3 million and total available liquidity of $345.4 million. During the quarter ended March 31, 2020, we amended our Term Loan Facility to reduce the applicable interest rate and extend the maturity of the facility to February 2027. We also amended our existing ABL Facility to reduce the applicable interest rate, extend the maturity, and increase the aggregate amount of the revolving loan commitments available by $50.0 million to $250.0 million.
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

Key Factors and Trends Affecting Operating Results and Financial Condition
Sales
Over the past few months, our sales have been negatively impacted by COVID-19. Declining gross domestic product in the United States and Europe, reduced demand for gasoline, stay-at-home requirements and work restrictions to improve safety have temporarily reduced demand for products across our portfolio. We believe the second quarter was the trough of our demand decline as we have experienced improvement in most areas of our business during the third quarter. Refer to the discussion above under “Impact of COVID-19 on our Business and Results” for additional commentary.
Sales in our Refining Services, Performance Chemicals and Catalysts segments are made on both a purchase order basis and pursuant to long-term contracts. Product sales in our Performance Materials segment are made principally on a purchase order basis.
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

Foreign Currency
As a global business, we are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. We operate a geographically diverse business with approximately 40% of our sales for the nine months ended September 30, 2020 and the year ended December 31, 2019 in currencies other than the U.S. dollar. Because our consolidated financial results are reported in U.S. dollars, sales or earnings generated in currencies other than the U.S. dollar can result in a significant increase or decrease in the amount of those sales and earnings when translated to U.S. dollars. The foreign currencies to which we have the most significant exchange rate exposure include the Euro, British pound, Canadian dollar, Brazilian real and the Mexican peso.
Results of Operations
Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Highlights
The following is a summary of our financial performance for the three months ended September 30, 2020 compared with the three months ended September 30, 2019.
Sales
•Sales decreased $43.5 million to $380.3 million. The decrease in sales was primarily due to lower sales volumes and the unfavorable effects of foreign currency translation of $2.5 million.
Gross Profit
•Gross profit decreased $16.4 million to $96.5 million. The decrease in gross profit was primarily due to the decline in sales volumes, partially offset by lower production costs.
Operating Income
•Operating income decreased by $10.6 million to $47.0 million. The decrease in operating income was due to lower gross profit, which was partly offset by a gain on the sale of a non-core product line and reduced selling, general and administrative expenses.
Equity in Net Income of Affiliated Companies
•Equity in net income of affiliated companies for the three months ended September 30, 2020 was $0.2 million, compared to $17.3 million for the three months ended September 30, 2019. The decrease of $17.1 million was due to lower earnings generated by the Zeolyst Joint Venture for the three months ended September 30, 2020.

The following is our unaudited condensed consolidated statements of income and a summary of financial results for the three months ended September 30, 2020 and 2019:

	Three months ended September 30,		Change
	2020	2019	$	%
	(in millions, except percentages)
Sales	$380.3	$423.8	$(43.5)	(10.3)%
Cost of goods sold	283.8	310.9	(27.1)	(8.7)%
Gross profit	96.5	112.9	(16.4)	(14.5)%
Gross profit margin	25.4%	26.6%
Selling, general and administrative expenses	37.1	39.5	(2.4)	(6.1)%
Other operating expense, net	12.4	15.7	(3.3)	(21.0)%
Operating income	47.0	57.6	(10.6)	(18.4)%
Operating income margin	12.4%	13.6%
Equity in net (income) from affiliated companies	(0.2)	(17.3)	17.1	(98.8)%
Interest expense, net	18.6	27.7	(9.1)	(32.9)%
Debt extinguishment costs	14.0	1.8	12.2	677.8%
Other (income) expense, net	(5.0)	1.9	(6.9)	(363.2)%
Income before income taxes and noncontrolling interest	19.6	43.5	(23.9)	(54.9)%
Provision for income taxes	11.8	16.7	(4.9)	(29.3)%
Effective tax rate	60.1%	38.4%
Net income	7.8	26.8	(19.0)	(70.9)%
Less: Net income attributable to the noncontrolling interest	0.3	0.1	0.2	200.0%
Net income attributable to PQ Group Holdings Inc.	$7.5	$26.7	$(19.2)	(71.9)%

Sales

	Three months ended September 30,		Change
	2020	2019	$	%
	(in millions, except percentages)
Sales:
Refining Services	$107.6	$118.3	$(10.7)	(9.0)%
Catalysts	23.1	25.6	(2.5)	(9.8)%
Performance Materials	104.6	115.1	(10.5)	(9.1)%
Performance Chemicals	148.5	167.9	(19.4)	(11.6)%
Eliminations	(3.5)	(3.1)	(0.4)
Total sales	$380.3	$423.8	$(43.5)	(10.3)%

Refining Services: Sales in Refining Services for the three months ended September 30, 2020 were $107.6 million, a decrease of $10.7 million, or 9.0%, compared to sales of $118.3 million for the three months ended September 30, 2019. The decrease in sales was primarily due to lower average selling prices of $5.9 million and lower volumes of $4.8 million.
The decline in sales was the result of lower gasoline production due to the COVID-19 pandemic, refining disruptions caused by Hurricane Laura and the pass-through of lower sulfur pricing of $3.7 million in our virgin sulfuric acid product group.
Catalysts: Sales in Silica Catalysts for the three months ended September 30, 2020 were $23.1 million, a decrease of $2.5 million, or 9.8%, compared to sales of $25.6 million for the three months ended September 30, 2019. The decrease in sales was primarily due to a decrease in volumes of $2.4 million. The decrease in sales was due to a decline in methyl methacrylate sales which were partially offset by continued strong demand for our polyolefin catalysts.

Performance Materials: Sales in Performance Materials for the three months ended September 30, 2020 were $104.6 million, a decrease of $10.5 million, or 9.1%, compared to sales of $115.1 million for the three months ended September 30, 2019. The decrease in sales was primarily due to lower volumes of $13.0 million which were offset by higher average selling price from favorable customer mix of $2.0 million.
The decrease in sales volumes was a result of lower European demand for our highway safety products, lower industrial application demand for our engineered glass products and an absence of thermoplastic sales as a result of the first quarter asset swap. The decline in sales volumes was offset by higher average selling prices for highway safety products sold in North America.
Performance Chemicals: Sales in Performance Chemicals for the three months ended September 30, 2020 were $148.5 million, a decrease of $19.4 million, or 11.6%, compared to sales of $167.9 million for the three months ended September 30, 2019. The decrease in sales was primarily due to lower sales volumes of $18.9 million and the unfavorable effects of foreign currency translation of $2.9 million, which were partially offset by favorable sales mix of $2.4 million.
The decrease in sales was primarily a result of lower volumes of sodium silicate, sold across multiple applications, as a result of COVID-19 related customer slowdowns in production and continued decline in the zeolites market’s in which we operate. The unfavorable effects of foreign currency translation were driven by the stronger U.S. dollar.
Gross Profit
Gross profit for the three months ended September 30, 2020 was $96.5 million, a decrease of $16.4 million, or 14.5%, compared with $112.9 million for the three months ended September 30, 2019. The decrease in gross profit was due to lower volumes of $19.8 million, unfavorable product mix of $3.6 million and unfavorable customer pricing of $1.8 million, which were partially offset by favorable manufacturing costs of $10.4 million.
The decrease in volumes was a result of lower demand for sodium silicate sold across multiple applications and the impact of COVID-19 on gasoline production, which resulted in lower demand for our regeneration services and catalyst products. The unfavorable product mix was a result of increased sales of lower-margin products sold in our North American highway product group. The favorable change in manufacturing costs was a result of lower production costs related to our European operations.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2020 were $37.1 million, a decrease of $2.4 million compared with $39.5 million for the three months ended September 30, 2019. The decrease in selling, general and administrative expenses was due to cost controlling initiatives.
Other Operating Expense, Net
Other operating expense, net for the three months ended September 30, 2020 was $12.4 million, a decrease of $3.3 million, compared with $15.7 million for the three months ended September 30, 2019. The decrease in other operating expense, net was due to a gain on the sale of a product group in the current year period and lower environmental costs, which were partially offset by an increase in business optimization charges.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the three months ended September 30, 2020 was $0.2 million, compared to $17.3 million for the three months ended September 30, 2019. The decrease was primarily due to $17.2 million of lower earnings from the Zeolyst Joint Venture during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease in earnings from the Zeolyst Joint Venture was due to a decrease of specialty catalyst orders and the impact of COVID-19 on sales for our emission control and hydrocracking catalysts.
Interest Expense, Net
Interest expense, net for the three months ended September 30, 2020 was $18.6 million, a decrease of $9.1 million, as compared with $27.7 million for the three months ended September 30, 2019. The decrease in interest expense, net was primarily due to lower interest rates on our variable debt, along with lower average debt balances and a favorable increase in variable versus fixed rate debt during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Debt Extinguishment Costs
Debt extinguishment costs for the three months ended September 30, 2020 and 2019 were $14.0 million and $1.8 million, respectively. On July 22, 2020, we entered into an agreement for a new senior secured term loan facility in an aggregate principal amount of $650.0 million, which was used to repay the remaining outstanding balance of $625.0 million on the 6.75% Senior Secured Notes due 2022. In conjunction with the issuance of the senior secured term loan facility, we paid $10.6 million in prepayment premiums and recorded $0.1 million of new creditor and third-party financing fees as debt extinguishment costs. In addition, previous unamortized deferred financing costs of $2.1 million and original issue discount of $1.2 million associated with the 6.75% Senior Secured Notes due 2022 were written off as debt extinguishment costs.
During the quarter ended September 30, 2019, the Company prepaid $100.0 million of outstanding principal balance on the Term Loan Facility. The Company wrote off $0.5 million of previously unamortized deferred financing costs and original issue discount of $1.2 million as debt extinguishment costs for the three months ended September 30, 2019.
Other Expense, Net
Other expense, net for the three months ended September 30, 2020 was income of $5.0 million, an increase of $6.9 million, as compared with an expense of $1.9 million for the three months ended September 30, 2019. The change in other expense, net primarily consisted of foreign currency activity related to the non-permanent intercompany debt denominated in local currency and translated to the U.S. dollar. During the three months ended September 30, 2020, the foreign currency activity resulted in gains and, during the three months ended September 30, 2019, the foreign currency activity resulted in losses.
Provision for Income Taxes
The provision for income taxes for the three months ended September 30, 2020 was $11.8 million compared to a $16.7 million provision for the three months ended September 30, 2019. The effective income tax rate for the three months ended September 30, 2020 was 60.1% compared to 38.4% for the three months ended September 30, 2019.
The Company’s effective income tax rate fluctuates based primarily on changes in income mix (including the effect of loss companies), the impacts of the Global Intangible Low Taxed Income (“GILTI”) tax rules and changes in foreign exchange gains and losses, which create permanent differences in certain jurisdictions.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended September 30, 2020 was mainly due to the tax effect of permanent differences related to foreign currency exchange gain or loss, the inclusion of foreign earnings in U.S. taxable income, the discrete impact of the product line and asset sales, foreign tax rate changes, pre-tax losses with no associated tax benefit and state taxes.
Net Income Attributable to PQ Group Holdings
For the foregoing reasons and after the effect of the non-controlling interest in earnings of subsidiaries for each period presented, net income attributable to PQ Group Holdings was $7.5 million for the three months ended September 30, 2020 compared with net income of $26.7 million for the three months ended September 30, 2019.
Adjusted EBITDA
Summarized Segment Adjusted EBITDA information is shown below in the following table:

	Three months ended September 30,		Change
	2020	2019	$	%
	(in millions, except percentages)
Segment Adjusted EBITDA:(1)
Refining Services	$44.3	$51.2	$(6.9)	(13.5)%
Catalysts(2)	11.8	31.6	(19.8)	(62.7)%
Performance Materials	25.3	25.8	(0.5)	(1.9)%
Performance Chemicals	33.9	36.8	(2.9)	(7.9)%
Total Segment Adjusted EBITDA(3)	115.3	145.4	(30.1)	(20.7)%
Unallocated corporate expenses	(6.7)	(7.7)	1.0	13.0%
Total Adjusted EBITDA	$108.6	$137.7	$(29.1)	(21.1)%

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
(2)The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalysts segment was $5.3 million for the three months ended September 30, 2020, which includes $0.1 million of equity in net income, excluding $1.7 million of amortization of investment in affiliate step-up plus $3.6 million of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalysts segment was $22.6 million for the three months ended September 30, 2019, which includes $17.2 million of equity in net income, excluding $1.7 million of amortization of investment in affiliate step-up plus $3.7 million of joint venture depreciation, amortization and interest.
(3)Our total Segment Adjusted EBITDA differs from our total consolidated Adjusted EBITDA due to unallocated corporate expenses.
Refining Services: Adjusted EBITDA for the three months ended September 30, 2020 was $44.3 million, a decrease of $6.9 million, or 13.5%, compared with $51.2 million for the three months ended September 30, 2019. The decrease in Adjusted EBITDA was a result of reduced sales volumes partially offset by cost cutting initiatives.
Catalysts: Adjusted EBITDA for the three months ended September 30, 2020 was $11.8 million, a decrease of $19.8 million, or 62.7%, compared with $31.6 million for the three months ended September 30, 2019. The decrease in Adjusted EBITDA was primarily a result of reduced volumes on timing of customer orders and unfavorable fixed cost absorption as production was reduced to align with anticipated lower demand.
Performance Materials: Adjusted EBITDA for the three months ended September 30, 2020 was $25.3 million, a decrease of $0.5 million, or 1.9%, compared with $25.8 million for the three months ended September 30, 2019. The decrease in Adjusted EBITDA was a result of lower sales volumes offset by operational optimization and efforts to minimize costs.
Performance Chemicals: Adjusted EBITDA for the three months ended September 30, 2020 was $33.9 million, a decrease of $2.9 million, or 7.9%, compared with $36.8 million for the three months ended September 30, 2019. The decrease in Adjusted EBITDA was due to a decline in customer orders due to the COVID-19 pandemic.

A reconciliation of net income attributable to PQ Group Holdings to Segment Adjusted EBITDA is as follows:

	Three months ended September 30,
	2020	2019
	(in millions)
Reconciliation of net income attributable to PQ Group Holdings Inc. to Segment Adjusted EBITDA
Net income attributable to PQ Group Holdings Inc.	$7.5	$26.7
Provision for income taxes	11.8	16.7
Interest expense, net	18.6	27.7
Depreciation and amortization	45.8	44.2
EBITDA	83.7	115.4
Joint venture depreciation, amortization and interest(a)	3.6	3.7
Amortization of investment in affiliate step-up(b)	1.7	1.7
Debt extinguishment costs	14.0	1.8
Net (gain) loss on asset disposals(c)	(4.5)	1.1
Foreign currency exchange (gain) loss(d)	(4.6)	4.5
LIFO (benefit) expense(e)	(0.8)	0.5
Transaction and other related costs(f)	3.3	0.7
Equity-based compensation	6.1	4.8
Restructuring, integration and business optimization expenses(g)	4.6	0.7
Defined benefit pension plan cost(h)	0.4	0.8
Other(i)	1.1	2.1
Adjusted EBITDA	108.6	137.7
Unallocated corporate expenses	6.7	7.7
Segment Adjusted EBITDA	$115.3	$145.4

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
Adjusted Net Income
Summarized adjusted net income information is shown below in the following table:

	Three months ended September 30,
	2020			2019
	Pre-tax	Tax expense (benefit)	After-tax	Pre-tax	Tax expense (benefit)	After-tax
	(in millions)
Reconciliation of net income attributable to PQ Group Holdings Inc. to Adjusted Net Income(1)(2)
Net income before non-controlling interest	$19.6	$11.8	$7.8	$43.5	$16.7	$26.8
Less: Net income attributable to non-controlling interest	0.3	—	0.3	0.1	—	0.1
Net income attributable to PQ Group Holdings Inc.	19.3	11.8	7.5	43.4	16.7	26.7
Amortization of investment in affiliate step-up(b)	1.7	0.8	0.9	1.7	0.6	1.1
Debt extinguishment costs	14.0	6.1	7.9	1.8	0.6	1.2
Net (gain) loss on asset disposals(c)	(4.5)	(2.6)	(1.9)	1.1	0.3	0.8
Foreign currency exchange (gain) loss(d)	(4.6)	(1.1)	(3.5)	4.5	0.6	3.9
LIFO (benefit) expense(e)	(0.8)	(0.4)	(0.4)	0.5	0.1	0.4
Transaction and other related costs(f)	3.3	1.5	1.8	0.7	0.3	0.4
Equity-based compensation	6.1	3.0	3.1	4.8	1.6	3.2
Restructuring, integration and business optimization expenses(g)	4.6	2.1	2.5	0.7	0.2	0.5
Defined benefit pension plan (benefit) cost(h)	0.4	0.2	0.2	0.8	0.3	0.5
Other(i)	1.1	0.6	0.5	2.1	0.7	1.4
Adjusted Net Income, including non-cash GILTI tax	$40.6	$22.0	$18.6	$62.1	$22.0	$40.1

Impact of non-cash GILTI tax(3)	—	(7.3)	7.3	—	(8.2)	8.2
Impact of tax reform(4)	—	(1.6)	1.6	—	—	—
Adjusted Net Income	$40.6	$13.1	$27.5	$62.1	$13.8	$48.3

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
(4)Represents the transaction tax adjustment for the impact of the rate change in the United Kingdom related to the UK Finance Act recorded in net income.
The adjustments to net income attributable to PQ Group Holdings Inc. are shown net of applicable tax rates as determined by the calculation of our quarterly tax provision under interim financial reporting for the three months ended September 30, 2020 and September 30, 2019, except for the foreign currency exchange loss, the effects of our sales of non-core product lines and the sale of assets for which the taxes are calculated as discrete items using the applicable statutory income tax rates.
Results of Operations
Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
Highlights
The following is a summary of our financial performance for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019.
Sales
•Sales decreased $113.3 million to $1,101.4 million. The decrease in sales was primarily due to lower sales volumes and the unfavorable effects of foreign currency translation of $18.1 million.
Gross Profit
•Gross profit decreased $31.4 million to $277.9 million. The decrease in gross profit was primarily due to the decrease in sales volumes, which were partially offset by lower manufacturing costs.
Operating Income
•Operating income decreased by $45.6 million to $111.6 million. The decrease in operating income was due to lower gross profit during the current year period.
Equity in Net Income of Affiliated Companies
•Equity in net income of affiliated companies for the nine months ended September 30, 2020 was $20.0 million, compared with $31.6 million for the nine months ended September 30, 2019. The decrease of $11.6 million was due to a decrease in earnings generated by the Zeolyst Joint Venture for the nine months ended September 30, 2020.

The following is our unaudited condensed consolidated statements of income and a summary of financial results for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,		Change
	2020	2019	$	%
	(in millions, except percentages)
Sales	$1,101.4	$1,214.7	$(113.3)	(9.3)%
Cost of goods sold	823.5	905.4	(81.9)	(9.0)%
Gross profit	277.9	309.3	(31.4)	(10.2)%
Gross profit margin	25.2%	25.5%
Selling, general and administrative expenses	119.3	123.6	(4.3)	(3.5)%
Other operating expense, net	47.0	28.4	18.6	65.5%
Operating income	111.6	157.2	(45.6)	(29.0)%
Operating income margin	10.1%	13.0%
Equity in net (income) from affiliated companies	(20.0)	(31.6)	11.6	(36.7)%
Interest expense, net	65.4	84.9	(19.5)	(23.0)%
Debt extinguishment costs	16.5	1.8	14.7	816.7%
Other (income) expense, net	(4.3)	1.8	(6.1)	(338.9)%
Income before income taxes and noncontrolling interest	54.0	100.4	(46.4)	(46.2)%
Provision for income taxes	29.4	39.5	(10.1)	(25.6)%
Effective tax rate	54.5%	39.3%
Net income	24.6	60.9	(36.3)	(59.6)%
Less: Net income attributable to the noncontrolling interest	0.9	0.5	0.4	80.0%
Net income attributable to PQ Group Holdings Inc.	$23.7	$60.4	$(36.7)	(60.8)%

Sales

	Nine months ended September 30,		Change
	2020	2019	$	%
	(in millions, except percentages)
Sales:
Refining Services	$298.7	$341.5	$(42.8)	(12.5)%
Catalysts	73.1	62.3	10.8	17.3%
Performance Materials	274.3	295.1	(20.8)	(7.0)%
Performance Chemicals	465.4	526.2	(60.8)	(11.6)%
Eliminations	(10.1)	(10.4)	0.3
Total sales	$1,101.4	$1,214.7	$(113.3)	(9.3)%

Refining Services: Sales in Refining Services for the nine months ended September 30, 2020 were $298.7 million, a decrease of $42.8 million, or 12.5%, compared to sales of $341.5 million for the nine months ended September 30, 2019. The decrease in sales was due to lower sales volumes of $24.1 million and lower average selling prices of $18.7 million.
The decline in sales was a result of lower gasoline production due to the COVID-19 pandemic and the pass-through of lower sulfur pricing of $18.4 million in our virgin sulfuric acid product group.
Catalysts: Sales in Catalysts for the nine months ended September 30, 2020 were $73.1 million, an increase of $10.8 million, or 17.3%, compared to sales of $62.3 million for the nine months ended September 30, 2019. The increase in sales was primarily due to an increase in sales volumes of $12.1 million from higher demand for polyolefin catalysts and timing of customer orders in our chemical catalysts product lines.

Performance Materials: Sales in Performance Materials for the nine months ended September 30, 2020 were $274.3 million, a decrease of $20.8 million, or 7.0%, compared with sales of $295.1 million for the nine months ended September 30, 2019. The decrease in sales was primarily due to lower sales volumes of $24.1 million and the unfavorable effects of foreign currency translation of $2.5 million, which were partially offset by higher average selling prices and favorable customer mix of $5.8 million.
The decrease in sales volumes was a result of lower European demand for our highway safety products, lower industrial application demand for our engineered glass products and an absence of thermoplastic sales as a result of the first quarter asset swap. The decline in sales volumes was offset by higher average selling prices for highway safety products sold in North America. The unfavorable effects of foreign currency translation were driven by the stronger U.S. dollar.
Performance Chemicals: Sales in Performance Chemicals for the nine months ended September 30, 2020 were $465.4 million, a decrease of $60.8 million, or 11.6%, compared to sales of $526.2 million for the nine months ended September 30, 2019. The decrease in sales was primarily due to lower sales volumes of $54.3 million and the unfavorable effects of foreign currency translation of $15.0 million, which were partially offset by higher average selling price and favorable mix of $8.5 million.
The decrease in sales was a result of lower volumes of sodium silicate sold across multiple applications in addition to reduced demand within the consumer cleaning end market as a result of COVID-19 related customer slowdowns in production, which more than offset favorable increases in product mix. The unfavorable effects of foreign currency translation were driven by the stronger U.S. dollar.
Gross Profit
Gross profit for the nine months ended September 30, 2020 was $277.9 million, a decrease of $31.4 million, or 10.2%, compared with $309.3 million for the nine months ended September 30, 2019. The decrease in gross profit was due to lower sales volumes of $38.0 million, unfavorable product mix of $13.4 million, unfavorable customer pricing of $4.9 million and the unfavorable effects of foreign currency translation of $4.3 million, which was partially offset by lower manufacturing costs of $31.3 million.
Sales volumes declined as a result of lower volumes of product sold for industrial and process chemicals and consumer products end uses and lower gasoline production due to the COVID-19 pandemic. The unfavorable product mix was a result of increased sales of lower-margin products sold in our North American highway product group. The unfavorable effects of foreign currency were driven by the stronger U.S. dollar. The change in manufacturing costs was a result of the timing of plant maintenance projects and lower production costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2020 was $119.3 million, a decrease of $4.3 million as compared to $123.6 million for the nine months ended September 30, 2019. The decrease in selling, general and administrative expenses was due to reductions in discretionary spending partially offset by an increase in stock compensation expense.
Other Operating Expense, Net
Other operating expense, net for the nine months ended September 30, 2020 was $47.0 million, an increase of $18.6 million, compared with $28.4 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, other operating expense, net was driven by transaction and business optimization costs associated with the sale of various non-core assets and the resulting write-off of those non-core assets. During the nine months ended September 30, 2019, asset disposals were offset by a net gain on disposition of assets related to a non-core product line.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the nine months ended September 30, 2020 was $20.0 million, compared to $31.6 million for the nine months ended September 30, 2019. The decrease was primarily due to $11.7 million of lower earnings from the Zeolyst Joint Venture during the nine months ended September 30, 2020. The decline in earnings was a result of COVID-19 related slowdowns impacting oil refineries and the automotive industry, which led to a decrease in demand for our emission control and hydrocracking catalysts.
Interest Expense, Net
Interest expense, net for the nine months ended September 30, 2020 was $65.4 million, a decrease of $19.5 million, as compared with $84.9 million for the nine months ended September 30, 2019. The decrease in interest expense was primarily due to lower interest rates on our variable debt, along with lower average debt balances and a favorable increase in variable versus fixed rate debt.

Debt Extinguishment Costs
Debt extinguishment costs for the nine months ended September 30, 2020 and 2019 were $16.5 million and $1.8 million, respectively. On July 22, 2020, we entered into an agreement for a new senior secured term loan facility in an aggregate principal amount of $650.0 million, which was used to repay the remaining outstanding balance of $625.0 million on the 6.75% Senior Secured Notes due 2022. In conjunction with the issuance of the senior secured term loan facility, we paid $10.6 million in prepayment premiums and recorded $0.1 million of new creditor and third-party financing fees as debt extinguishment costs. In addition, previous unamortized deferred financing costs of $2.1 million and original issue discount of $1.2 million associated with the 6.75% Senior Secured Notes due 2022 were written off as debt extinguishment costs.
On February 7, 2020, we amended our existing senior secured term loan facility to reduce the applicable interest rates and extend the maturity of the facility to February 2027. We recorded $2.2 million of new creditor and third-party financing fees as debt extinguishment costs for the nine months ended September 30, 2020. In addition, previously unamortized deferred financing costs of $0.1 million and original issue discount of $0.2 million associated with the existing senior secured term loan facility were written off as debt extinguishment costs for the nine months ended September 30, 2020.
During the nine months ended September 30, 2019, the Company prepaid $100.0 million of outstanding principal balance on the Term Loan Facility. The Company wrote off $0.5 million of previously unamortized deferred financing costs and original issue discount of $1.2 million as debt extinguishment costs.
Other Expense, Net
Other expense, net for the nine months ended September 30, 2020 was income of $4.3 million, an increase of $6.1 million, as compared with expense of $1.8 million for the nine months ended September 30, 2019. The change in other expense, net primarily consisted of an increase in foreign currency gains for the nine months ended September 30, 2020 as compared to foreign currency losses for the nine months ended September 30, 2019 and gains related to our defined benefit plan assets. Foreign currency gains and losses are primarily driven by the fluctuations in our non-permanent intercompany debt denominated in local currency and translated to U.S. dollars.
Provision for Income Taxes
The provision for income taxes for the nine months ended September 30, 2020 was $29.4 million compared to a $39.5 million provision for the nine months ended September 30, 2019. The effective income tax rate for the nine months ended September 30, 2020 was 54.5% compared to 39.3% for the nine months ended September 30, 2019.
The Company’s effective income tax rate fluctuates primarily due to income mix (including the effect of loss companies), the impacts of GILTI and changes in foreign exchange gains and losses, which create permanent differences in certain jurisdictions.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the nine months ended September 30, 2020 was mainly due to the impacts of GILTI, the discrete tax impacts related to the asset swap agreement, the discrete impact of the product line and asset sales, the tax effect of permanent differences related to foreign currency exchange gain or loss, foreign tax rate changes, pre-tax losses with no associated tax benefit and state taxes.
Net Income Attributable to PQ Group Holdings
For the foregoing reasons and after the effect of the non-controlling interest in earnings of subsidiaries for each period presented, net income attributable to PQ Group Holdings was $23.7 million for the nine months ended September 30, 2020 compared with net income of $60.4 million for the nine months ended September 30, 2019.

Adjusted EBITDA
Summarized Segment Adjusted EBITDA information is shown below in the following table:

	Nine months ended September 30,		Change
	2020	2019	$	%
	(in millions, except percentages)
Segment Adjusted EBITDA:(1)
Refining Services	$116.5	$133.7	$(17.2)	(12.9)%
Catalysts(2)	59.7	79.4	(19.7)	(24.8)%
Performance Materials	66.1	65.5	0.6	0.9%
Performance Chemicals	108.4	120.6	(12.2)	(10.1)%
Total Segment Adjusted EBITDA(3)	350.7	399.2	(48.5)	(12.1)%
Unallocated corporate expenses	(26.0)	(28.0)	2.0	7.1%
Total Adjusted EBITDA	$324.7	$371.2	$(46.5)	(12.5)%

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
(2)The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalysts segment is $35.9 million for the nine months ended September 30, 2020, which includes $19.9 million of equity in net income, excluding $5.0 million of amortization of investment in affiliate step-up plus $11.1 million of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalysts segment is $48.6 million for the nine months ended September 30, 2019, which includes $31.5 million of equity in net income, excluding $5.9 million of amortization of investment in affiliate step-up plus $11.2 million of joint venture depreciation, amortization and interest.
(3)Our total Segment Adjusted EBITDA differs from our total consolidated Adjusted EBITDA due to unallocated corporate expenses. Rounding discrepancies may arise when rounding segment results from dollars (in thousands) to dollars (in millions).
Refining Services: Adjusted EBITDA for the nine months ended September 30, 2020 was $116.5 million, a decrease of $17.2 million, or 12.9%, compared with $133.7 million for the nine months ended September 30, 2019. The decrease in Adjusted EBITDA was related to reduced sales driven by lower gasoline consumption partially offset by the timing of plant maintenance projects.
Catalysts: Adjusted EBITDA for the nine months ended September 30, 2020 was $59.7 million, a decrease of $19.7 million, or 24.8%, compared with $79.4 million for the nine months ended September 30, 2019. The decrease in Adjusted EBITDA was a result of lower customer demand for our catalysts and unfavorable fixed cost absorption.
Performance Materials: Adjusted EBITDA for the nine months ended September 30, 2020 was $66.1 million, an increase of $0.6 million, or 0.9%, compared with $65.5 million for the nine months ended September 30, 2019. The increase in Adjusted EBITDA was a result of favorable pricing for our North American highway safety products and operating and cost optimization, partially offset by lower industrial application demand for engineered glass materials.
Performance Chemicals: Adjusted EBITDA for the nine months ended September 30, 2020 was $108.4 million, a decrease of $12.2 million, or 10.1%, compared with $120.6 million for the nine months ended September 30, 2019. The decrease in Adjusted EBITDA was due to a decline in customer orders due to the COVID-19 pandemic.

A reconciliation of net income attributable to PQ Group Holdings to Segment Adjusted EBITDA is as follows:

	Nine months ended September 30,
	2020	2019
	(in millions)
Reconciliation of net income attributable to PQ Group Holdings Inc. to Segment Adjusted EBITDA
Net income attributable to PQ Group Holdings Inc.	$23.7	$60.4
Provision for income taxes	29.4	39.5
Interest expense, net	65.4	84.9
Depreciation and amortization	136.3	135.2
EBITDA	254.8	320.1
Joint venture depreciation, amortization and interest(a)	11.1	11.2
Amortization of investment in affiliate step-up(b)	5.0	5.9
Debt extinguishment costs	16.5	1.8
Net (gain) loss on asset disposals(c)	3.9	(7.7)
Foreign currency exchange (gain) loss(d)	(2.1)	5.4
LIFO (benefit) expense(e)	(2.5)	10.8
Transaction and other related costs(f)	6.1	1.7
Equity-based compensation	18.4	13.6
Restructuring, integration and business optimization expenses(g)	10.2	1.4
Defined benefit pension plan (benefit) cost(h)	(0.1)	2.4
Other(i)	3.4	4.7
Adjusted EBITDA	324.7	371.2
Unallocated corporate expenses	26.0	28.0
Segment Adjusted EBITDA	$350.7	$399.2

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
Adjusted Net Income
Summarized adjusted net income information is shown below in the following table:

	Nine months ended September 30,
	2020			2019
	Pre-tax	Tax expense (benefit)	After-tax	Pre-tax	Tax expense (benefit)	After-tax
	(in millions)
Reconciliation of net income attributable to PQ Group Holdings Inc. to Adjusted Net Income(1)(2)
Net income before non-controlling interest	$54.0	$29.4	$24.6	$100.4	$39.5	$60.9
Less: Net income attributable to non-controlling interest	0.9	—	0.9	0.5	—	0.5
Net income attributable to PQ Group Holdings Inc.	53.1	29.4	23.7	99.9	39.5	60.4
Amortization of investment in affiliate step-up(b)	5.0	2.1	2.9	5.9	2.1	3.8
Debt extinguishment costs	16.5	7.0	9.5	1.8	0.6	1.2
Net (gain) loss on asset disposals(c)	3.9	(0.2)	4.1	(7.7)	(1.6)	(6.1)
Foreign currency exchange (gain) loss(d)	(2.1)	(0.1)	(2.0)	5.4	(0.6)	6.0
LIFO (benefit) expense(e)	(2.5)	(1.0)	(1.5)	10.8	3.8	7.0
Transaction and other related costs(f)	6.1	2.6	3.5	1.7	0.6	1.1
Equity-based compensation	18.4	7.8	10.6	13.6	4.8	8.8
Restructuring, integration and business optimization expenses(g)	10.2	4.3	5.9	1.4	0.5	0.9
Defined benefit pension plan (benefit) cost(h)	(0.1)	—	(0.1)	2.4	0.8	1.6
Other(i)	3.4	1.5	1.9	4.7	1.5	3.2
Adjusted Net Income, including non-cash GILTI tax	$111.9	$53.4	$58.5	$139.9	$52.0	$87.9

Impact of non-cash GILTI tax(3)	—	(19.1)	19.1	—	(19.3)	19.3
Impact of tax reform(4)	—	(1.6)	1.6	—	—	—
Adjusted Net Income	$111.9	$32.7	$79.2	$139.9	$32.7	$107.2

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
(4)Represents the transaction tax adjustment for the impact of the rate change in the United Kingdom related to the UK Finance Act recorded in net income.
The adjustments to net income attributable to PQ Group Holdings Inc. are shown net of applicable tax rates of 42.6% and 34.9% for the nine months ended September 30, 2020 and 2019, respectively, except for the foreign currency exchange loss, the effects of our sales of non-core product lines and the sale of assets for which the taxes are calculated as discrete items using the applicable statutory income tax rates.

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
We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our asset based lending revolving credit facility, will be sufficient to meet our presently anticipated future cash needs for at least the next twelve months. We may also pursue strategic acquisition or divestiture opportunities, which may impact our future cash requirements. We may, from time to time, increase borrowings under our asset based lending revolving credit facility to meet our future cash needs. As of September 30, 2020, we had cash and cash equivalents of $164.3 million and availability of $181.1 million under our asset based lending revolving credit facility, after giving effect to $18.6 million of outstanding letters of credit, for a total available liquidity of $345.4 million. We did not have any revolving credit facility borrowings as of September 30, 2020. As of September 30, 2020, we were in compliance with all covenants under our debt agreements.
Included in our cash and cash equivalents balance as of September 30, 2020 was $48.4 million of cash and cash equivalents held in foreign jurisdictions. We repatriate cash held outside of the United States from certain foreign subsidiaries in order to meet domestic liquidity needs. Depending on domestic and foreign cash balances, we have certain flexibility to repatriate funds in order to meet those needs. Specifically, we have an intercompany loan structure in place with several of our foreign subsidiaries that allows us to repatriate foreign cash in a tax efficient manner from those subsidiaries. In certain cases, the repatriation of foreign cash under previous U.S. tax law had generally been subject to U.S. income taxes at the time of cash distribution. Due to the enactment of the TCJA in December 2017, future overseas earnings repatriation will generally no longer be subject to U.S. federal income taxes at the time of cash distribution. However, future foreign earnings may still be taxed for state income tax purposes, as well as subject to certain foreign withholding tax obligations, when cash amounts are distributed back to the U.S.
Our liquidity requirements are significant, primarily due to debt service requirements. As reported, our cash interest paid for the nine months ended September 30, 2020 and 2019 was approximately $75.3 million and $82.3 million, respectively. Before any impact of hedges, a one percent change in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $16.1 million on interest expense. We hedge the interest rate fluctuations on debt obligations through interest rate cap agreements. As of September 30, 2020, we had interest rate caps on $500.0 million of notional variable debt with a cap rate of 0.84% through July 2022. In July 2020, we entered into additional interest rate cap agreements to mitigate interest rate volatility from August 2020 to August 2023, with a cap rate of 1.00% on $400.0 million of notional variable-rate debt.
Cash Flow

	Nine months ended September 30,
	2020	2019
	(in millions)
Net cash provided by (used in):
Operating activities	$150.6	$181.9
Investing activities	(42.1)	(54.7)
Financing activities	(10.3)	(103.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5.9)	(3.4)
Net change in cash, cash equivalents and restricted cash	92.3	20.6
Cash, cash equivalents and restricted cash at beginning of period	73.9	59.7
Cash, cash equivalents and restricted cash at end of period	$166.2	$80.3

	Nine months ended September 30,
	2020	2019
	(in millions)
Net income	$24.6	$60.9
Non-cash and non-working capital related activities(1)	174.6	149.7
Changes in working capital	(39.6)	(21.5)
Other operating activities	(9.0)	(7.2)
Net cash provided by operating activities	$150.6	$181.9

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

	Nine months ended September 30,
	2020	2019
	(in millions)
Working capital changes that provided (used) cash:
Receivables	$(20.7)	$(22.5)
Inventories	8.6	(1.8)
Prepaids and other current assets	(0.4)	0.3
Accounts payable	(10.1)	(4.1)
Accrued liabilities	(17.0)	6.6
	$(39.6)	$(21.5)

	Nine months ended September 30,
	2020	2019
	(in millions)
Purchases of property, plant and equipment	$(76.8)	$(91.7)
Net interest proceeds on swaps designated as net investment hedges	4.6	8.4
Proceeds from sale of product line	18.0	28.0
Proceeds from sale of assets	10.3	—
Proceeds from sale of investment	1.8	—
Other, net	—	0.6
Net cash used in investing activities	$(42.1)	$(54.7)

	Nine months ended September 30,
	2020	2019
	(in millions)
Net revolving credit facilities borrowings	$0.7	$1.3
Net cash borrowings (repayments) on debt obligations	12.8	(105.8)
Other financing activities	(23.8)	1.3
Net cash used in financing activities	$(10.3)	$(103.2)

Net cash provided by operating activities was $150.6 million for the nine months ended September 30, 2020, compared to $181.9 million provided for the nine months ended September 30, 2019. Cash generated by operating activities, other than changes in working capital, was lower during the nine months ended September 30, 2020 by $13.3 million compared to the same period in the prior year. The change in working capital during the nine months ended September 30, 2020 was unfavorable compared to the nine months ended September 30, 2019. Cash used to fund working capital was $39.6 million and $21.5 million for the nine months ended September 30, 2020 and 2019, respectively.
The decrease in cash generated by operating activities, other than changes in working capital, was lower by $13.3 million as compared to the prior year period primarily due to a decline in sales as a result of the COVID-19 pandemic and a decrease in dividends received from affiliated companies.
The decrease in cash from working capital of $18.1 million as compared to the prior year was primarily due to unfavorable changes in accrued liabilities and accounts payable which were partially offset by favorable changes in inventory and accounts receivable.
The unfavorable change in accrued liabilities relates to the timing of accrued interest payments and changes in various expense accruals. The unfavorable change in accounts payable was a result of lower current production and the timing of plant maintenance expenditures. The favorable change in inventory was driven by lower production. The favorable change in accounts receivable was driven by the decline in sales volumes.
Net cash used in investing activities was $42.1 million for the nine months ended September 30, 2020, compared to cash used of $54.7 million during the same period in 2019. Cash used in investing activities primarily consisted of utilizing $76.8 million and $91.7 million to fund capital expenditures during the nine months ended September 30, 2020 and 2019, respectively. We received $4.6 million and $8.4 million in interest proceeds related to our cross-currency swaps during the nine months ended September 30, 2020 and 2019, respectively. We received proceeds of $18.0 million related to the sale of a non-core product line and $12.1 million related to the sale of non-core assets and investments during the nine months ended September 30, 2020 and $28.0 million of proceeds related to the sale of a non-core product line during the nine months ended September 30, 2019.
Net cash used in financing activities was $10.3 million for the nine months ended September 30, 2020, compared to net cash used of $103.2 million during the same period in 2019. Net cash used in financing activities was primarily driven by $12.8 million of net debt borrowings, which was offset by other financing activities related to $10.6 million of debt prepayment charges, $9.0 million in debt issuance costs and $4.1 million of stock buybacks during the nine months ended September 30, 2020. Net cash used in financing activities was primarily driven by $105.8 million of long-term debt repayments partially offset by $1.3 million of net borrowings under our revolving credit facilities made through the nine months ended September 30, 2019.
Debt

	September 30, 2020	December 31, 2019
	(in millions)
Senior Secured Term Loan Facility due February 2027	$947.5	$947.5
New Senior Secured Term Loan Facility due February 2027	648.4	—
6.75% Senior Secured Notes due 2022	—	625.0
5.75% Senior Unsecured Notes due 2025	295.0	295.0
ABL Facility	—	—
Other	65.1	64.6
Total debt	1,956.0	1,932.1
Original issue discount	(22.2)	(13.4)
Deferred financing costs	(14.3)	(11.7)
Total debt, net of original issue discount and deferred financing costs	1,919.5	1,907.0
Less: current portion	(14.5)	(7.8)
Total long-term debt, excluding current portion	$1,905.0	$1,899.2

As of September 30, 2020, our total debt was $1,956.0 million, including $13.3 million of other foreign debt and $51.8 million of notes payable for the New Market Tax Credit financing and excluding the original issue discount of $22.2 million and deferred financing fees of $14.3 million for our senior secured credit facilities and notes. Our net debt as of September 30, 2020 was $1,791.7 million, including cash and cash equivalents of $164.3 million. We may seek, subject to market conditions and other factors, opportunities to repurchase, refinance or otherwise reprice our debt.

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

	Nine months ended September 30,
	2020	2019
	(in millions)
Maintenance capital expenditures	$46.6	$59.5
Growth capital expenditures	13.7	20.5
Total capital expenditures	$60.3	$80.0

Capital expenditures remained at a level sufficient for required maintenance and certain expansion growth initiatives during these periods. Maintenance capital expenditures were lower in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 due to fewer plant maintenance projects incurred during the period. Growth capital expenditures were lower in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 due to deferral of project costs.
Pension Funding
We paid $8.7 million and $8.9 million in cash contributions into our defined benefit pension plans and other post-retirement plans during the nine months ended September 30, 2020 and 2019, respectively. The net periodic pension expense was $0.6 million and $2.7 million for those same periods, respectively.
Off–Balance Sheet Arrangements
We had $18.6 million of outstanding letters of credit on our ABL Facility as of September 30, 2020.
Contractual Obligations
Information related to our contractual obligations at December 31, 2019 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020, which we refer to as our Annual Report on Form 10-K. During the nine months ended September 30, 2020, there have been no significant changes to our contractual obligations as disclosed in our Annual Report on Form 10-K, other than the following items.
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
Our New Markets Tax Credit (“NMTC”) financing arrangements include put/call provisions that can be exercised seven years after funding of the respective loans, whereby we may be obligated or entitled to repurchase the given NMTC investor’s interest in the respective investment fund for a de minimis amount. In October 2020, an affiliate of JPMorgan Chase Bank N.A. (“Chase”) exercised its put option under the October 24, 2013 NMTC financing arrangement among Chase and several of its affiliates, TX CDE V LLC, an affiliate of Texas LIC Development Company LLC d/b/a/ Texas Community Development Capital, and our company (the “2013 NMTC”). After the exercise of the put option we acquired ownership of the Chase investment fund, and subsequently the loans between our company and the Chase investment fund, and between TX CDE V LLC and our company, were settled. This resulted in the retirement of $21.0 million of debt related to the 2013 NMTC and a corresponding $15.6 million note receivable.
Refer to Note 13, “Long-term Debt” and Note 22, “Subsequent Events,” to our condensed consolidated financial statements under Item 1, “Financial Statements,” in this Quarterly Report on Form 10-Q for additional information.

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
Based on the operating results for the three and nine months ended September 30, 2020 and other considerations, we believe that it is more likely than not that the fair values for each of our reporting units and of our indefinite-lived intangible assets are still greater than their respective carrying values. Accordingly, no interim goodwill or intangible asset impairment assessments were considered necessary at September 30, 2020. The Company will continue to monitor business plans throughout 2020 to determine if an interim goodwill and intangible assets impairment evaluation should be conducted. Changes in assumptions regarding future business performance and macroeconomic conditions, particularly those associated with the COVID-19 pandemic, may have a significant impact on future cash flows and reporting unit or intangible asset valuations. A significant downturn in global economic growth, or recessionary conditions in the U.S., Europe, South America and Asia for prolonged periods, may lead to reduced customer demand for the Company’s reporting units, or material supply chain interruptions or product shortages. To the extent that such developing economic conditions negatively impact customer demand for our products or product availability over an extended period, our businesses, results of operations and financial condition could be significantly and adversely affected, which could result in future impairments of goodwill and intangible assets.
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
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
Starting with the last few weeks of the quarter ended March 31, 2020 and continuing through the quarter ended September 30, 2020, the majority of our office and management personnel have been working remotely as a result of the COVID-19 pandemic. Included within this group are individuals responsible for the execution of the Company’s set of internal controls over financial reporting. We have provided these individuals with what we believe to be the appropriate resources to continue to perform their duties on a remote basis, and are not aware of any impediments or other issues that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting. We will continue to monitor and assess the COVID-19 situation for any potential impact on the design and operating effectiveness of our internal control over financial reporting. There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2020 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS.

“Item 1A, Risk Factors” in our Annual Report on Form 10-K, as supplemented by “Item 1A, Risk Factors” in our quarterly report on Form 10-Q for the quarter ended June 30, 2020, which we refer to as the Second Quarter Form 10-Q, includes a discussion of our risk factors. There have been no material changes from the risk factors described in our Annual Report on Form 10-K, as supplemented by our Second Quarter Form 10-Q.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Tax Withholdings
The following table contains information about shares of common stock delivered to the Company by employees to satisfy income tax withholding obligations of the employees in connection with the vesting of restricted stock units during the third quarter of 2020.

				Maximum Number
			Total Number of	(or Dollar Value) of
			Shares of Common Stock	Shares of Common Stock
	Total Number of	Average Price	Purchased as Part of	that May Yet Be
	Shares of Common	Paid per Share of	Publicly Announced	Purchased Under the
	Stock Purchased	Common Stock	Plan or Programs	Plans or Programs

July 1, 2020 - July 31, 2020	968	$13.10	N/A	N/A
August 1, 2020 - August 31, 2020	12,200	$12.23	N/A	N/A
September 1, 2020 - September 30, 2020	—	—	N/A	N/A
Total	13,168

ITEM 6.    EXHIBITS.
The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of PQ Group Holdings Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of PQ Group Holdings Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of PQ Group Holdings Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of PQ Group Holdings Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Quarterly Report on Form 10-Q of PQ Group Holdings Inc. for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags

104	The cover page from the Quarterly Report on Form 10-Q of PQ Group Holdings Inc. for the quarter ended September 30, 2020, formatted in Inline XBRL and included as Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PQ GROUP HOLDINGS INC.

Date:	November 3, 2020	By:	/s/ MICHAEL CREWS
Michael Crews
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)