Form 10-K
period 2020-12-31
PQ Group Holdings Inc.
filed 2021-03-17
CIK 1708035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of PQ Group Holdings Inc. voting and non-voting common equity held by non-affiliates as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price of $13.24 per share as reported on the New York Stock Exchange was $537,729,982.

The number of shares of common stock outstanding as of March 12, 2021 was 136,937,196.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the PQ Group Holdings Inc. Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PQ GROUP HOLDINGS INC.

INDEX—FORM 10-K
December 31, 2020

i

PART I
Forward-looking Statements and Risk Factor Summary
This Annual Report on Form 10-K (“Form 10-K”) includes “forward-looking statements” that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should” and similar expressions are intended to identify these forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objections, and financial needs. Examples of forward-looking statements include, but are not limited to, statements we make regarding the announced pending sale of our Performance Chemicals segment, the impact of the novel coronavirus (“COVID-19”) pandemic on our operations and financial results and our liquidity, including our belief that our current level of operations, cash and cash equivalents, cash flow from operations and borrowings under our credit facilities and other lines of credit will provide us adequate cash to fund the working capital, capital expenditure, debt service and other requirements for our business for the foreseeable future.
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
Some of the key factors that could cause actual results to differ from our expectations include the following risks related to our business:

•the impact of the ongoing COVID-19 pandemic on the global economy and financial markets, as well as on our business and our suppliers, and the response of governments and of our company to the outbreak;
•as a global business, we are exposed to local business risks in different countries;
•we are affected by general economic conditions and economic downturns;
•exchange rate fluctuations could adversely affect our financial condition, results of operations and cash flows;
•our international operations require us to comply with anti-corruption laws, trade and export controls and regulations of the U.S. government and various international jurisdictions in which we do business;
•alternative technology or other changes in our customers’ products may reduce or eliminate the need for certain of our products;
•our new product development and research and development efforts may not succeed and our competitors may develop more effective or successful products;
•our substantial level of indebtedness could adversely affect our financial condition;
•if we are unable to pass on increases in raw material prices, including natural gas, to our customers or to retain or replace our key suppliers, our results of operations and cash flows may be negatively affected;
•we face substantial competition in the industries in which we operate;
•we are subject to the risk of loss resulting from non-payment or non-performance by our customers;
•we rely on a limited number of customers for a meaningful portion of our business;
•multi-year customer contracts in our refining services segment are subject to potential early termination and such contracts may not be renewed at the end of their respective terms;
•our quarterly results of operations are subject to fluctuations because the demand for some of our products is seasonal;
•our growth projects may result in significant expenditures before generating revenues, if any, which may materially and adversely affect our ability to implement our business strategy;
•we may be liable to damages based on product liability claims brought against us or our customers for costs associated with recalls of our or our customers’ products;

•we are subject to extensive environmental, health and safety regulations and face various risks associated with potential non-compliance or releases of hazardous materials;
•existing and proposed regulations to address climate change by limiting greenhouse gas emissions may cause us to incur significant additional operating and capital expenses and may impact our business and results of operations;
•production and distribution of our products could be disrupted for a variety of reasons, and such disruptions could expose us to significant losses or liabilities;
•the insurance that we maintain may not fully cover all potential exposures;
•we could be subject to damages based on claims brought against us by our customers or lose customers as a result of the failure of our products to meet certain quality specifications;
•our failure to protect our intellectual property and infringement on the intellectual property rights of third parties;
•losses and damages in connection with information technology risks could adversely affect our operations; and
•the other risks and uncertainties discussed in “Item 1A—Risk Factors.”

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
ITEM 1.    BUSINESS.
PQ Group Holdings Inc. (“PQ Group Holdings” or the “Company”) was incorporated in Delaware on August 7, 2015. PQ Holdings Inc. (“PQ Holdings”), a manufacturer of specialty catalysts, chemicals and services, was incorporated in Delaware on June 22, 2007. Founded in 1831, our business has a nearly 200-year history of innovation, enabling environmental improvements in areas such as fuel efficiency and emissions, and healthier personal care products, while improving the sustainability of our planet. On May 4, 2016, we consummated a series of transactions (the “Business Combination”) to reorganize and combine the businesses of PQ Holdings and Eco Services Operations LLC under a new holdings company, PQ Group Holdings. On October 3, 2017, PQ Group Holdings completed its initial public offering (“IPO”). Our common stock is listed on the New York Stock Exchange under the stock ticker “PQG”. Unless the context otherwise indicates, the terms “PQ Group Holdings Inc.,” “we,” “us,” “our,” or the “Company” mean PQ Group Holdings Inc. and our subsidiaries.
On December 14, 2020, PQ Group Holdings completed the sale of its Performance Materials business to Potters Buyer, LLC (the “Purchaser”), an affiliate of The Jordan Company, L.P., for a purchase price of $650 million, which was subject to certain adjustments for indebtedness, working capital, and cash at the closing of the transaction. The results of operations, financial condition, and cash flows for the Performance Materials businesses are presented herein as discontinued operations. Except where noted, any tables, percentages or metrics included within this filing exclude the results of our former Performance Materials business. Refer to Note 4 to our Consolidated Financial Statements for additional information.
On March 1, 2021, PQ Group Holdings announced the entry into a definitive agreement to sell its Performance Chemicals business to a partnership established by Cerberus Capital Management, L.P. and Koch Mineral & Trading LLC for a purchase price of $1.1 billion, which is subject to certain adjustments including for indebtedness, cash, working capital and transaction expenses. The transaction is expected to be completed in 2021.

Our Company
We are an integrated global provider of specialty catalysts, chemicals and services that enable environmental improvements and enhance consumer and industrial products. Our value-added products seek to address global demand trends that are often either the subject of significant environmental and safety regulations or are driven by consumer preferences for environmentally friendlier alternative products, which provides us with high-margin growth opportunities. Specifically, our products and solutions help companies produce vehicles with improved fuel efficiency and cleaner emissions. Our materials are critical ingredients in consumer products that make teeth brighter and skin softer. Because our products are predominantly inorganic and carbon-free, we believe we contribute to improving the sustainability of our planet.
We believe we are a leader in each of our business segments, holding what we estimate to be a number one or number two supply share position for products that generated more than 90% of our 2020 sales. We believe that our global footprint and efficient network of strategically located manufacturing facilities provide us with a strong competitive advantage in serving our customers both regionally as well as globally.
We believe, with our long history of established partnerships with our customers and our reputation for providing reliable, quality of products and solutions, our products deliver significant value to our customers, as demonstrated by our profit margins. Our products typically constitute a small portion of our customers’ overall end-product costs yet are critical to product performance.
We have a near 200-year track record of innovation that is reflected in our technical and production expertise in silicates, silica, zeolites and catalyst technologies.
We are highly diversified by business, geography and end use. In 2020 the majority of our sales were for applications that have historically had relatively predictable, consistent demand patterns driven by consumption or frequent replacement cycles.
As a result of our competitive strengths, we have generally maintained stable margins through changing macro economic cycles.
In 2020, we served over 2,000 customers globally across many end uses and, as of December 31, 2020, operated 40 manufacturing facilities which are strategically located across five continents.

(1)Percentage calculations include $128.6 million of total sales attributable to the Zeolyst Joint Venture (“Zeolyst JV”), which represents 50% of its total sales for the year ended December 31, 2020. The Zeolyst JV sales are included in both the Fuels & Emission Controls and Packaging & Engineered Plastics end uses. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis of Presentation” for a description of the treatment of the Zeolyst Joint Venture in our consolidated financial information.
(2)Based on the delivery destination for products sold in 2020.

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
Our Industry
Our industry is characterized by constant development of new products and the need to support customers with new product innovation and technical services to meet their needs, coupled with consistent product quality and a reliable source of supply in a safe and environmentally sustainable manner. Products sold to our customers can be high value-add even when they represent a small portion of the overall end product costs, and success can be achieved by helping customers improve their product performance, value, and quality. As a result, operating margins in this sector have historically been high and generally stable through economic cycles. In addition, many products in the specialty chemicals industry benefit from economics that favor incumbent producers because the capital cost to expand existing capacity is typically significantly less than the capital cost necessary to build a new plant. The combination of attractive operating margins and generally predictable maintenance capital expenditure requirements can produce attractive cash flows.
Our Product End Uses
The table below summarizes our key end use applications and products as well as the significant growth drivers in those applications.

	Sales and Zeolyst JV Total Sales(1)
Key End Uses	2020	2019	2018	Significant Growth Drivers	Key PQ Products
Fuels & Emission Controls	26%	28%	25%	• Global regulatory requirements to:	• Refinery catalysts
				• Remove nitrogen oxides from emissions	• Emission control catalysts
				• Remove sulfur from diesel and gasoline	• Catalyst recycling services
				• Increase gasoline octane in order to improve fuel efficiency while lowering vapor pressure to regulated levels
				• Improve lubricant characteristics to improve fuel efficiencies
Consumer Products	19%	19%	20%	• Substitution of silicate materials for less environmentally friendly chemical additives in detergent and cleaning end uses	• Silica gels for edible oil and beer clarification
				• Demand for improved quality and shelf life of beverages	• Precipitated silicas and zeolites for the surface coating, dentifrice, and dishwasher and laundry detergent applications
				• Demand for improved oral hygiene and appearance
Packaging & Engineered Plastics	17%	17%	17%	• Demand for increased process efficiency and reduction of by-products in production chemicals	• Catalysts for high-density polyethlene and chemicals syntheses
				• Demand for high-density polyethlene lightweighting of automotive components	• Antiblocks for film packaging
					• Silicate for catalyst manufacturing
Industrial & Process Chemicals	28%	27%	28%	• Demand in the tire industry for reduced rolling resistance	• Silicate precursors for the tire industry
				• Usage of silicate in municipal water treatment to inhibit corrosion in aging pipelines
Natural Resources	10%	9%	10%	• More environmentally friendly drilling fluids for oil and gas production	• Silicates for drilling muds
				• Recovery in global oil drilling/U.S. copper production	• Sulfuric acid for mining
				• Growing demand for lighter weight cements in oil and natural gas wells	• Silicates and alum for water treatment mining
					• Bleaching aids for paper

(1)     Percentage calculations include $128.6 million, $170.3 million and $156.7 million of total sales attributable to the Zeolyst JV, which represents 50% of its total sales for each of the years ended December 31, 2020, 2019 and 2018, respectively. The Zeolyst JV sales are included in both the Fuels & Emission Controls and Packaging & Engineered Plastics key end uses. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis of Presentation” for a description of the treatment of the Zeolyst Joint Venture in our consolidated financial information.
Competitive Business Strengths
Favorable Secular Growth Trends Across the Portfolio
We focus on serving end use applications where we believe significant future growth potential exists. Our products address our customers’ needs, which are typically driven either by regulatory requirements or consumer preferences, on a global basis. In 2020, a majority of our sales were to end uses such as fuels and emission controls, consumer products and industrial applications that generally do not exhibit as much cyclicality as other applications. We believe that our products incorporate innovative environmental and safety solutions to address evolving customer demands, examples of which include the following:
Increased use of plastics as a substitute for heavier and less versatile materials, such as glass and metal, is driving increased global demand for polyethylene capacity expansions and production. Further, we are seeing expansions shift towards silica-based technology, which we believe will drive growth for our Silica Catalysts product group within our Catalysts segment.
Light- and heavy-duty diesel engines are subject to a broad set of regulatory requirements and are subject to increasingly strict standards. We believe these trends present global opportunities for the Zeolyst Joint Venture to support our customers in meeting these standards through our sales of emission control catalysts. While the US Environmental Protection Agency and European Union have led other nations in terms of standards that limit the amount of nitrogen oxides, carbon dioxide and other emissions for diesel engines, other emerging regions are implementing similar standards, specifically China, with the China VI (equivalent to Euro VI) emission standard enacted in 2020.
Given stringent fuel efficiency standards that are driving the design of new engines and the resulting higher-octane gasoline requirements that can be achieved through alkylate blending, we believe that our Refining Services segment is well positioned to benefit from any related growth in demand for alkylates.
We also believe we have opportunities to displace other less environmentally friendly materials for industrial and consumer good applications through our business segments. Our Refining Services segment is the largest North American recycler and one of the largest consumers of refinery by-products of sulfur, enabling them to be converted to other applications. In our Catalysts segment, we are helping our customers meet evolving regulatory requirements for the reduction of sulfur from diesel fuel and reduction of NOx emissions from diesel engines through our custom zeolites. Similarly, our specialty zeolites and silica supported catalysts are enabling our customers to improve fuel economy and utilize renewable resources through development of improved lubricants, lightweight polymers and renewable transportation fuel. Our Performance Chemicals products are manufactured from commonly found materials such as industrial sand and soda ash, which are more environmentally friendly than carbon-based products.
Leading Supply Positions
We believe that we maintain a leading supply position for certain products sold within each of our segments, holding what we estimate to be the number one or two supply share position in 2020 for products that generated more than 90% of our sales. We believe that our global footprint and efficient network of strategically located manufacturing facilities provides us with a strong competitive advantage in serving our customers both globally and regionally, and that it would be costly for our competitors to replicate our network.
In our Catalysts segment, we primarily compete on a global basis. We are a leading supplier of refinery hydrocracking catalyst finished and support catalysts used to remove sulfur, and emission control catalysts used in the heavy- and light-duty diesel industries to reduce nitrogen oxides emissions. We are also a global supplier of silica catalysts and supports for polyethylene manufacturers and the exclusive supplier of methyl methacrylate (“MMA”) catalysts used in the patented Alpha process practiced by a global MMA leader.

In our Refining Services segment, we hold an estimated number one supply share position in the United States in sulfuric acid regeneration based on 2020 sales volume of greater than 50%.
In our Performance Chemicals segment, we are a leading supplier in the United States, Europe and Latin America, and largely support customers with regional and local production due to costs of shipping. We estimate that we had at least two times the sodium silicate supply share of our nearest competitor based on 2020 sales volume.
Innovation Track Record
A key competitive advantage is derived from our depth of expertise in silicates, silica, zeolites and catalysts technologies. Further, we have the ability to tailor and scale specialty grades to meet changing demands and technical support for large scale commercialization. Many of our products require close customer collaboration to address constantly evolving customer application challenges. Given the long lead-time required for product development and commercialization, which can be up to ten years, we work closely and build long-term relationships with our customers. In many cases, our relationships have spanned decades given our ability to meet customized specifications and performance characteristics while also maintaining strict quality standards.
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
Long-Term, High-Quality Customer Relationships
We collaborate with leading multinational companies that often seek global solutions. Our customers include large industrial companies such as ExxonMobile, BASF, and Unilever, and global catalyst producers such as Albemarle and W.R. Grace. We also supply catalysts to leading chemical and petrochemical producers such as BASF, Dow Chemical, Lucite, LyondellBasell, and Shell. We supply personal care ingredients and additives to leading consumer products companies such as Unilever and Colgate-Palmolive. We have long-term relationships with our top ten customers, based on 2020 sales, that average more than 50 years. In addition, our customer base is diversified, with our top ten customers in 2020 representing approximately 30% of our sales for the year ended December 31, 2020 and no customer representing more than 5% of our sales during this period.
Secured Contractual Pass-through of Raw Material Costs Support Stable Margins
We have been able to mitigate the impact of raw material or energy price volatility using a variety of mechanisms, including hedging and raw material cost pass-through clauses in our sales contracts and other adjustment provisions. For the year ended December 31, 2020, approximately 30% of our Performance Chemicals sales (mostly comprised of sodium silicate sales) were derived from contracts that included raw material pass-through clauses. Most of our Refining Services contracts feature minimum volume protection and/or quarterly price adjustments for items such as commodity inputs, labor, the Chemical Engineering Plant Cost Index and natural gas. In 2020, approximately 80% of our Refining Services segment sales were sold under contracts that included some form of raw material pass-through clause. These price adjustments generally reflect our Refining Services actual cost structure in producing sulfuric acid, and tend to provide us with some protection against volatility in labor, fixed costs and raw material pricing. Freight expenses are generally passed through directly to customers.
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

Long Term Customer Contracts Enhance Sales Predictability and Stability
We partner with many of our customers under long-term contract agreements, mutually exclusive product supply arrangements and/or specified products for certain license production processes. In our Refining Services segment, approximately 50% of our production capacity serves customers with staggered five to ten year “take or pay” contracts with potential for value pricing resets and cost pass-through for our regeneration services product line that enhances sales and margin predictability and stability. Excluding contracts with automatic evergreen provisions, approximately 40% of our sulfuric acid volume for the year ended December 31, 2020 was under contracts expiring at the end of 2021 or beyond.
In our Catalysts segment, we are either the sole or dual supplier to key global customers under various term agreements up to 10 years for each of polyolefin catalysts and silica catalysts supports. Further, we are an exclusive multi-year supplier of MMA catalyst to a leading global producer. In our zeolite catalysts product group, we operate with a mix of evergreen and various term contracts depending on the product customization with value pricing ranging from 1 to 3 years to supply catalysts and zeolite powders for the refining, petrochemical and chemical industries and nitrogen oxides control catalysts for diesel transportation industries. These terms, in line with industry standards, provide us with flexibility in satisfying customers. Our Performance Chemicals segment operates under key customer supply contracts with material cost pass-through ranging from 1 to 5 years, largely depending on terms for customer demand given regional and/or product solution needs.
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
Our cash flow generation has been driven, in part, by our disciplined capital investment as well as tax attributes that provide us with cash flow benefits. As of December 31, 2020, we had $263.7 million of tax deductible intangibles and goodwill with respect to Eco Services Operations LLC of which provides us with cash tax savings as we generate taxable income.

Our Business Segments
We are an integrated, global provider of specialty catalysts, chemicals and services that share common end uses, manufacturing techniques, and process technology. We conduct operations through three reporting segments: (1) Refining Services, (2) Catalysts (including our 50% interest in the Zeolyst Joint Venture) and (3) Performance Chemicals. Effective October 15, 2020, our former Performance Materials segment was treated as a discontinued operation and was subsequently sold on December 14, 2020.

The table below summarizes certain information regarding our three reporting segments for the year ended December 31, 2020.

	Year ended December 31, 2020
Segments and Product Groups	Sales	% of Total Sales	Zeolyst Joint Venture Sales(1)	% of Total Sales and Zeolyst Joint Venture Sales(1)(2)	Net Income	Adjusted EBITDA(1)	% of Total Adjusted EBITDA(1)(3)
	(in millions, except percentages)
Refining Services	$401.9	36.3%	$—	32.5%		$157.2	42.0%
Catalysts	94.0	8.5%	—	7.6%		74.5	19.9%
Zeolite Catalyst	—	—%	128.6	10.4%
Performance Chemicals	614.7	55.5%	—	49.7%		142.4	38.1%
Eliminations	(3.2)	(0.3)%	—	(0.3)%
Subtotal	$1,107.4	100.0%	$128.6	100.0%

Corporate						(36.1)

Total	$1,107.4	100.0%	$128.6	100.0%	$(278.8)	$338.0	100.0%

(1)     Percentage calculations include $128.6 million of total sales attributable to the Zeolyst JV, which represents 50% of its total sales for the year ended December 31, 2020. The Adjusted EBITDA of our Catalysts segment includes our 50% portion of the Adjusted EBITDA of our Zeolyst JV. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis of Presentation” for a description of the treatment of the Zeolyst Joint Venture in our consolidated financial information.
(2)     Percentage calculations exclude $3.2 million in intersegment sales eliminations.
(3)     Percentage calculations exclude $36.1 million in corporate expenses.

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
Trends for increased alkylate production are being driven by: rising demand for premium gasoline used in smaller, more efficient turbocharged engines, which requires higher octane rated gasoline with an alkylate content of approximately 35%-45%, as compared to the 12% alkylate content in regular gasoline; the need for more alkylate to meet the minimum octane ratings in regular gasoline following the continued significant share growth of shale oil refining in the U.S.; the full implementation of Tier 3 gasoline sulfur standards in the United States was enacted for 2020, which requires the blending of additional low sulfur high octane gasoline components such as alkylate; and rising gasoline exports, which generally contain no ethanol and will generally require more alkylate to replace the ethanol in order to meet the minimum octane requirements for the destination countries.
Our Refining Services segment is highly regionalized due to shipping costs and our customer integration requirements. Our network of facilities is concentrated in the Gulf Coast and the state of California, where approximately 68% of the United States refining capacity is located. The strategic locations of our plants in these key refining regions contribute to our highly efficient supply chain networks with our customers, including in some cases captive pipelines connecting us to our refinery customers. Alternatively, product can be shipped by barge, rail and truck.
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
Our end-to-end regeneration service offering takes the spent acid from the refinery, through our network of plants and transportation systems, and recycles the acid into a high strength fresh acid for reuse in the alkylation process. Because of the number and strategic locations of our plants, and the breadth of our transportation logistics, we believe we bring the highest reliability and flexibility to our refining customers, allowing them to focus on their core competency by optimizing their alkylation capacity.
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
The Zeolyst Joint Venture, (formed in 1988 specifically as Zeolyst International and Zeolyst C.V., our 50% owned joint venture with Shell Catalysts & Technologies, an affiliate of Royal Dutch Shell plc. or “Shell”), supplies critical high technology specialty zeolite and zeolite-based catalysts to customers in three end uses: refining (primarily hydrocracking catalyst and dewaxing), petrochemicals, and emission control systems for both on-road and non-road diesel engines. We also supply custom zeolites to catalyst companies who compete in similar industries. The Zeolyst Joint Venture leverages each partner’s technology and production expertise, including Shell’s expertise in hydrocracking catalyst to maximize liquid product yields, especially distillate while at the same time removing sulfur, and PQ’s expertise in zeolite technology. We also believe the Zeolyst Joint Venture is a first mover in zeolite fuels and emissions control technology and we expect continued expansion as environmental emissions standards increase globally.

To meet sulfur emission control standards, hydrocracking catalyst is the most economic method for refiners while maintaining yields for one of the most profitable product streams. The Zeolyst Joint Venture is the sole supplier of hydrocracking catalyst to Shell, but a majority of sales are to third-party refineries. We also provide precursor supports to many of the hydrocracking catalyst suppliers, positioning us as a leading supplier in the global hydrocracking catalyst supply chain.
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
Given the breadth of our global infrastructure in terms of scale operations, geographic diversity and production know-how, we are a leading global supplier to key multi-national industrial and consumer product companies. While we are global, our network is highly regionalized in silicate products and strategically located to support customers in a cost effective manner because of the expense of shipping sodium silicates extended distances due to their water content. We believe that we are the only global silicates producer who can supply all of the major regions, excluding China, and we estimate that we hold at least two times the sodium silicates supply share as our nearest competitor based on 2020 sales volume.
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

Specialty Silicas are used as ingredients in consumer products such as personal care products, food, edible oils and beer where customers are seeking more environmentally friendly products without loss of effectiveness or performance. In industrial, uses include gloss control and corrosion control in coil, wood, general industrial leather, and other high-performance surface coating applications.
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
We believe that our network of strategically located manufacturing facilities, with operations in North America, Europe, South America and Africa, allows us to serve our customers at a lower cost than our competitors and with quicker delivery times for our products. In the industry, we compete primarily on the basis of performance, product consistency, quality, reliability, and ability to innovate in response to customer demands.
Manufacturing
Performance Chemicals’ products are produced through an integrated supply chain beginning with regional and large scale upstream production of sodium silicates and downstream derivatives. Sodium silicates are produced regionally because of the expense of shipping sodium silicates extended distances due to their water content. Our sodium silicates are produced by fusing readily available industrial sand and soda ash in our proprietary furnace operations. We dissolve the molten silicate from the furnace into water and sell these products in liquid form. Downstream derivatives are produced through a variety of chemical operations that create aqueous, solid, and gel forms for our products.
For the year ended December 31, 2020, approximately 50% of our North American silicate sales, which represented a significant portion of our Performance Chemicals segment sales, were derived from contracts that included raw material cost pass-through clauses. Under these contracts, there is usually a time lag of between three and nine months for cost changes to pass-through, depending on the magnitude of the change, industry dynamics and the terms of the particular contract.

The chart below summarizes the manufacturing platform for our Performance Chemicals segment.

Performance Chemicals Manufacturing Platform

Raw Materials
Precursors
Products
End Uses
Performance Chemicals
Catalysts
Industrial Sand
Fuel (Natural Gas)
Soda Ash or Potash
Furnace
Sodium Silicate
Sodium Silicate Liquids
Silica Gels
Specialty Silica Gels
Polyolefin Catalysts
Precipitated Silicas
Specialty Zeolite-based Catalysts
Metasilicates
Potassium Silicates
Sodium Silicates
Powdered Sodium Silicate
Zeolites
Sodium Silicates
Caustic Soda
Industrial Sand
Direct Attack
Sodium Silicate Liquids
• Food and Beverage
• Specialty Coatings
• Personal Care
• Personal Care
• Food and Beverage
• Consumer Cleaning
• Water Treatment
• Construction
• Chemical Manufacturing
• Laundry Detergents
• Oil Drilling
• Mining
• Paper
• Consumer Cleaning
• Agriculture
• Chemical Manufacturing

Raw Materials
We estimate that our raw material costs represent approximately 40% of total cost of goods sold in the year ended December 31, 2020. Our products are predominantly inorganic and carbon-free, and are produced from readily available raw materials such as industrial sand and soda ash, which prices have historically been less volatile than oil. We also use natural gas in our furnaces, with our North American facilities benefiting from the plentiful supplies of shale gas. In addition, we have long-term supply contracts with many of our key raw materials suppliers across our segments. We have also been able to mitigate the impact of raw material or energy price volatility using a variety of mechanisms, including hedging and raw material cost pass-through clauses in our sales contracts and other adjustment provisions.
We are able to negotiate our supply agreements for our key raw materials based on our leading industry position and global scale in an effort to achieve competitive pricing. We also maintain a raw material quality audit and qualification program designed to ensure that the material we purchase satisfies stringent quality requirements. Key raw materials for our segments include:

Key Raw Materials	Segments

Soda Ash	Refining Services, Performance Chemicals
Sodium hydroxide ("caustic soda")	Refining Services, Performance Chemicals
Sulfur	Refining Services
Industrial sand	Performance Chemicals
Aluminum trihydrate	Refining Services, Performance Chemicals
While natural gas is not a direct feedstock for any individual product, we use natural gas powered furnaces to heat raw materials and create the chemical reactions necessary to manufacture our products. We maintain multiple suppliers wherever possible and we seek to hedge our exposure to fluctuations in prices for natural gas, forward purchases of natural gas in the United States, Canada, and Europe, and the use of pass-through clauses for raw material and natural gas costs in our customer contracts. However, we may not be successful in passing through all increases in raw material costs or maintaining an uninterrupted supply of natural gas for all of our furnaces. See “Risk Factors-Risks Related to Our Business - If we are unable to pass on increases in raw material prices, including natural gas, to our customers or to retain or replace our key suppliers, our results of operations and cash flows may be negatively affected”.
Joint Ventures
We have entered into several long-standing joint ventures to supplement our businesses and access other geographic locations, minimize costs and accelerate growth in areas we believe have significant business potential, with the most significant of these joint ventures including the following:
Zeolyst Joint Venture. The Zeolyst Joint Venture is a long-standing partnership with Shell Catalysts & Technologies, an affiliate of Royal Dutch Shell plc. or “Shell”, that dates back to 1988 and is focused on the development, manufacture and sale of zeolite-containing catalysts through manufacturing facilities located in Kansas and the Netherlands. We combine our expertise in zeolite supply and technology with our partner’s expertise in global refinery catalyst sales and technology. We have a 50% ownership stake in the Zeolyst Joint Venture. We supply sodium silicate from our Performance Chemicals segment to the Zeolyst Joint Venture to make specialty zeolites, which are used as precursors in emission control and custom catalysts. We also produce specialty zeolites that are precursors for the production of hydrocracking catalyst and other refinery and petrochemical catalysts that are used by our other segments and sold to third parties. We manage the production of these specialty zeolites due to our expertise in zeolite production. These catalysts include aromatic catalysts that upgrade aromatic by-product streams, dewaxing catalysts that improve lube oil performance and diesel cold flow performance, and paraffin isomerization catalysts that upgrade olefins to high octane gasoline blending components for refinery and petrochemical customers.
PQ Holdings Mexicana S.A. de C.V. PQ Holdings Mexicana was established in 2000 as a joint venture with Solvay Alkalis, Inc. for the manufacture, marketing and sale of various chemicals, including sodium silicate, through manufacturing facilities in Tlalnepantla and Guadalajara, Mexico. We have an 80% ownership stake in PQ Holdings Mexicana.
Research and Development
We benefit from the highly-skilled technical capabilities of our employees dedicated to new product development. We operate four research and development facilities in the United States, Canada, the United Kingdom and the Netherlands. Our research and development activities are directed toward the development of new and improved products, processes, systems and applications for customers. Our research and development team is organized to support each of our operating businesses and staffed with experienced scientists, technical service representatives and process engineers with direct knowledge of our products. This business group and customer-oriented team structure provides strong links between our product development and manufacturing functions and our customer collaboration and specifications. These connections enable us to focus our development on timely and relevant products for our customers while remaining attentive to manufacturing considerations to enable us to produce new products profitably and in a timely manner. Product development activities are organized into research and development projects that are subject to regular reviews by the business teams in order to understand and address our customers’ evolving needs and invest in our growth by prioritizing innovation driven by these identified needs. In addition, we hold senior-level project reviews to ensure best practices are shared and consistent metrics are used to determine a project’s merit and the size of the potential opportunity.

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
We own or have rights to a number of patents relating to our products and processes. As of December 31, 2020, we owned 39 patented inventions in the United States, with approximately 286 patents issued in countries around the world and approximately 69 patent applications pending worldwide covering more than 11 additional inventions. As of December 31, 2020, we also had trademark rights in approximately 379 trademark registrations worldwide, including approximately 44 U.S. trademark registrations. We also have approximately 21 pending trademark applications, which include applications in the United States and worldwide. In addition to our registered and applied-for intellectual property portfolio, we also claim ownership of certain trade secrets and proprietary know-how developed by and used in our business. Including our joint ventures, we are party to certain arrangements whereby we license in the right to use certain intellectual property rights in connection with our business.
Seasonality
Our Refining Services segment typically experiences seasonal fluctuations as a result of higher demand for gasoline products in the summer and lower demand in the winter months. These demand fluctuations results in higher sales and working capital requirements in the second and third quarter.
Environmental Stewardship
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
Our global product technology team formalized its ideation process in 2019 and continues to drive transformational growth through innovation. The team considers product sustainability across the life-cycle in its stage-gate process.

As an American Chemistry Council (“ACC”) Responsible Care® member company, we continue to report our health, safety, and environmental metrics annually. Our sustainability metrics, including waste generation and water consumption for 2018 and 2019, have been third party assured in 2020. On the sustainability pages of our website, we provided our inaugural sustainability report, including our sustainability goals, materiality matrix, letters of assurance, and the corresponding Global Reporting Initiative (GRI) Disclosure and Sustainability Accounting Standards Board (SASB) Index. Building on our commitment of improvement across sustainability elements, we selected and began implementation of our corporate-wide sustainability software platform in late 2020. Upon full implementation of our software in 2021, we plan to introduce our internal real-time sustainability performance dashboard to enable improved analytics and greater visibility into our sustainability impacts.
Social Responsibility, including human capital discussions
We are focused on the safety of our employees. We continued our flagship health, safety and environmental program - PQ Perfect Days (“Perfect Days”). The Perfect Days program targets at-risk behaviors and celebrates positive health, safety and environmental performance across the organization on a daily basis. As part of that program, we have set annual Perfect Day and Total Recordable Incident Rate goals and targets that link to performance and drive accountability. We concluded 2020 with no material environmental and safety incidents or accidents and achieved our 2020 target of ACC top quartile total case incident rate performance based upon 2019 benchmark data. The COVID-19 pandemic introduced another level of health and safety performance concerns in 2020 as the entire globe entered the COVID-19 pandemic. We quickly introduced, and have maintained protocols to minimize risk of exposure and transmittal within all of our work sites so that we could continue to provide for all of our customers while keeping our employees safe and healthy.
Our executive leadership across the organization, led by our Chairman and CEO, formed our COVID Rapid Response Team (CRRT). The team has worked to maintain our health and safety standards while effectively managing COVID-19 impacts to the business and our sites. The team’s responsibilities include tracking and implementing government requirements and CDC guidelines to enable appropriate actions be taken; leading communications to our employees, customers, and entire supply chain; and sharing best practices and lessons learned from our response. Business leadership executed established business continuity plans, which included our market response with the primary goal of safeguarding the health and safety of our people and supporting the needs of our customers, while also maximizing productivity for the Company.
Further in 2020, the leadership and rapid response teams prepared guidance for all sites and functions, which included preventative measures and return-to-work procedures. Operations shifts were adjusted, up to and including temporary shutdowns as necessary, to minimize exposures and to protect all personnel. Most of the practices remain in place today and are now part of our preparation standards.
Our flagship “Success through people” program furthers our strategy by acknowledging our workforce is key to our success. We offer highly competitive salaries, benefits, developmental opportunities and work/life balance. We proactively seek to attract, incentivize and retain a talented and motivated workforce. Our global succession planning process is designed to provide sufficient talented personnel to fill key leadership, innovation and manufacturing roles well into the future and to better prepare employees for their future at the Company. In order to enable a pipeline for our leadership, we maintain a robust Emerging Leaders program to identify top talent to build leadership capabilities and provide the fundamental skills we believe every leader needs to generate passion and productivity in their team. The program also provides an important networking opportunity that creates a connected community of leaders at the Company.
We review our compensation and benefits programs periodically to ensure continued competitiveness. In the US, our benefit program is designed to help protect the health and financial well-being of our full-time employees and their family members today, offering a choice of several medical & dental plans, as well as vision, flexible spending accounts, short-term and long-term disability insurance and an employee assistance program. To help them prepare for their future, we offer a defined contribution savings plan, which includes company contributions. Benefits outside the US are designed to supplement government-provided programs in each country.
We actively promote diversity within the Company and seek to have a workforce that reflects the diversity of the societies in which we operate. We strive to hire candidates from diverse backgrounds, cultures and ethnicities.

Building on a global footprint that spans across 16 countries, we benefit from our talented and dedicated employees that make up a diverse population, where more than half of our workforce of 2,274 employees are located outside the United States. As of December 31, 2020, we had 2,274 employees worldwide, of which 1,019 were employed in the United States, 343 were employed in Canada, Mexico, and Brazil, 735 were employed throughout Europe, 37 were employed in South Africa and 95 were employed in Indonesia. Our remaining employees are dispersed throughout Asia, primarily in Thailand. As of December 31, 2020, approximately 49% of our employees were represented by a union, works council or other employee representative body. We believe we have good relationships with our employees and their respective works councils, unions or other bargaining representatives. Further, at December 31, 2020, approximately 25% of our U.S.-based executives, managers and professionals were women.
This international strength, supported by our core values of integrity and fairness, fosters a rich culture founded on diverse of thought. We firmly believe that success is achieved through the intellect and commitment of our people, so we employ a long-term human capital program to attract, retain and develop talent for the future. We are proud of our highly collaborative teams that enable an inclusive workplace where employees are encouraged to bring their own experiences to promote innovation from all levels of the organization. This constructive work environment has been re-enforced with the recent implementation of a fully integrated on-line performance management process that improves the communication of aligned goals, encourages consistent feedback and furthers employee engagement. Today, there are women on the management teams of each of our businesses as well as in all our functions: R&D, Finance, HSE and Human Resources.
While the COVID-19 pandemic limited the opportunities for in-person engagement in our communities, our sites continued to support food security programs and people in need across our global network. For example, our Hammond site supported efforts to stock food pantries through their participation with the local United Way and Heels for Meals programs. The Malvern office continued its support for local families with donations to the Pennridge FISH Organization.
Governance
Our governance programs and policies can be found in the Company’s Ethics section of the sustainability webpages, which is routinely updated and includes our policies on child labor, human trafficking, anti-harassment, antibribery, and cyber security all of which are evaluated by third-parties, including Ecovadis. Our 2020 Ecovadis Assessment scored PQ’s Ethics response in the top quartile of our sector category, basic chemicals. We continue to provide annual Code of Conduct training to all our global employees and have enhanced our delivery with online learning modules.
Environmental Regulations
We are subject to extensive, evolving and increasingly stringent national and local environmental laws and regulations, which address, among other things, the following:
•emissions to the air;
•discharges to soils and surface and subsurface waters;
•other releases into the environment;
•prevention and remediation of releases into the indoor or outdoor environment;
•generation, handling, storage, transportation, treatment and disposal of waste materials;
•maintenance of safe conditions in the workplace;
•registration and evaluation of chemicals;
•production, handling, labeling or use of chemicals used or produced by us; and
•stewardship of products after manufacture.
We apply the principles of the Environmental Management standard of the International Organization for Standardization (ISO 14001) at our facilities throughout the world. For chemical facilities in the United States, we also adhere to the Responsible Care RC14001 Technical Specifications of the American Chemistry Council.

We maintain policies and procedures to monitor and control health, safety, and environmental risks, and to monitor compliance with applicable state, national, and international health, safety, and environmental requirements. We have a strong health, safety, environmental organization. We have a staff of professionals who are responsible for environmental, safety, health and product regulatory compliance. We have implemented a corporate audit program for all of our facilities. However, we cannot provide assurance that we will be in full compliance at all times with all applicable environmental laws and regulations. We expect that stringent environmental regulations will continue to be imposed on us and our industry in general. Evolving chemical regulation programs throughout the world could impose testing requirements or restrictions on our chemical raw materials and products.
Environmental Remediation. Environmental laws and regulations require mitigation or remediation of the effects of the disposal or release of chemical substances. Under some of these regulations, as the current or former owner or operator of a property, we could be held liable for the costs of removal or remediation of hazardous substances on or under the property, without regard to whether we knew of or caused the contamination, and regardless of whether the practices that resulted in the contamination were permitted at the time they occurred. Many of our current or former production sites have an extended history of industrial use, and it is impossible to predict precisely what effect these laws and regulations will have on us in the future. Soil and groundwater contamination requiring investigation and remediation has been discovered at some of the sites, and might occur or be discovered at other sites. Several active and former facilities currently are undergoing investigation and remediation, including sites in Dominguez, CA; Martinez, CA; Rahway, NJ; and Tacoma, WA.
Environmental Programs. We have comprehensive health, safety and environmental compliance, auditing and management programs in place to assist in our compliance with applicable regulatory requirements and with internal policies and procedures, as appropriate. Each facility has developed and implemented specific critical occupational health, safety, environmental, security and loss control programs.
We also have implemented a Health, Safety and Environmental (“HSE”) organizational structure with executive committee level leadership and dedicated environmental experts. We have Regional HSE Specialists and Managers who are embedded in the field and provide HSE expertise and support to operating sites. Certain, larger sites may have dedicated environmental or safety personnel.

Product Safety and Product Stewardship
We have established a Product Safety and Product Stewardship management system that is compliant with the RC14001 technical specification and is supported by two highly skilled Product Stewardship Managers, one of which is a REACH Specialist. We conduct Product Stewardship reviews as part of new product development and routinely evaluate product safety risk for raw materials, intermediates, and products.
As a chemical company, we are subject to extensive and evolving regulations regarding the manufacturing, processing, distribution, importing, exporting, and labeling of our products and their raw materials. In the European Union, the REACH regulations came into effect in 2007, with implementation rolling out over time. Registered chemicals then can be subject to further evaluation and potential restrictions. Our high-volume chemicals have been registered under REACH; lower-volume chemicals (mainly catalysts) were registered by the applicable 2018 deadline. To date, no further testing has been required.
Since the promulgation of REACH, other countries have enacted or are in the process of implementing similar comprehensive chemical regulations. These programs include the Korea REACH law, which is requiring registration and potential testing of chemicals, and similar programs under development in the UK, Taiwan, Turkey, India, and elsewhere. In the US, all pertinent chemicals have been designated as “active” under the US EPA Frank R. Lautenberg Chemical Safety for the 21st Century Act. At this time, none have been designated as chemicals which the EPA will prioritize and evaluate for regulation. Based on our chemicals and the various regulations promulgated to date, we do not anticipate costly testing requirements nor severe restrictions, but cannot guarantee that we will not be subject to requirements for our products or raw materials that could materially affect our operations. In particular, some of our products might be characterized as nanomaterials and then be subject to evolving, new nanomaterial regulations.
We remain alert for any regulatory changes which may impact our products and their end uses. In the EU, we are actively working with other industry partners to challenge the recent draft proposal concerning potential listing of silica on Annex II of the regulation on cosmetic products (substances prohibited in cosmetic products).

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

Risks Related to Our Business Operations
As a global business, we are exposed to local business risks in different countries, which could have a material adverse effect on our financial condition, results of operations and cash flows.
We have significant operations in many countries, including manufacturing sites, research and development facilities, sales personnel and customer support operations. As of December 31, 2020, we operated 40 manufacturing facilities across five continents. For the year ended December 31, 2020, our foreign subsidiaries accounted for 40% of our sales. Our operations are affected directly and indirectly by global regulatory, economic and political conditions, including:
•new and different legal and regulatory requirements in local jurisdictions;
•export duties or import quotas;
•domestic and foreign customs and tariffs or other trade barriers, including the threat of escalating trade disputes that may result in higher tariffs;
•potential difficulties in staffing and labor disputes;
•potential difficulties in managing and obtaining support and distribution for local operations;
•increased costs of, and availability of, raw materials, energy, transportation or shipping;
•credit risk and financial condition of local customers and distributors;
•potential difficulties in protecting intellectual property rights;
•risk of nationalization of private enterprises by foreign governments;
•potential imposition of restrictions on investments;
•the imposition of withholding taxes or other taxes or royalties on our income, or the adoption of other restrictions on foreign trade or investment, including currency exchange controls;

•capital controls;
•potential difficulties in obtaining and enforcing legal judgments in jurisdictions outside the United States;
•potential difficulties in obtaining and enforcing relief in the United States against parties located outside the United States;
•potential difficulties in enforcing agreements and collecting receivables;
•risks relating to environmental, health and safety matters;
•risks relating to epidemics and pandemics, including effects caused by the spread of COVID-19 (coronavirus) and variants thereof; and
•local political, economic and social conditions, including the possibility of hyperinflationary conditions and political instability in certain countries.
We may not be successful in developing and implementing policies and strategies to address the foregoing factors in a timely and effective manner at each location where we do business. Consequently, the occurrence of one or more of the foregoing factors could have a material adverse effect on our international operations or upon our financial condition, results of operations and cash flows.

Our operations and financial results have been and may continue to be adversely affected by general economic conditions.
We sell performance chemicals, catalysts and services that are used in manufacturing processes and as components of, or ingredients in, other products and, as a result, our sales are correlated with and affected by fluctuations in the level of industrial production and manufacturing output and by fluctuations in general economic activity. Producers of performance chemicals, in particular, are likely to reduce their output in periods of significant contraction in industrial and consumer demand, while demand for the products we manufacture often depends on trends in demand in the end uses our customers serve. General economic conditions and macroeconomic trends, including economic recessions and inflation, could affect overall demand for our products and any overall decline in such demand could significantly reduce our sales and profitability. In addition, volatility and disruption in financial markets could adversely affect our sales and results of operations by limiting our customers’ ability to obtain the financing necessary to maintain or expand their own operations. For example, the ongoing COVID-19 pandemic and the associated economic downturn affected our financial results during 2020, and the prolonged continuation of the COVID-19 pandemic could result in a sustained or further economic downturn that may continue to affect our operations and financial results.
Exchange rate fluctuations could adversely affect our financial condition, results of operations and cash flows.
As a result of our international operations, for the year ended December 31, 2020, we generated 40% of our sales and incurred a significant portion of our expenses in currencies other than U.S. dollars. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. The main currencies to which we are exposed, besides the U.S. dollar, are the Euro, British pound, Canadian dollar, Mexican peso and the Brazilian real. The exchange rates between these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so in the future. In many cases, we sell exclusively in those jurisdictions and do not have the ability to mitigate our exposure to currency fluctuations through our operations. Accordingly, to the extent that we are unable to match sales made in such foreign currencies with costs paid in the same currency, exchange rate fluctuations could adversely affect our financial condition, results of operations and cash flows. In the past, we have experienced economic loss and a negative impact on earnings as a result of foreign currency exchange rate fluctuations and any future fluctuations may have similar or greater impacts. We expect that the amount of our sales denominated in non-U.S. dollar currencies may increase in future periods. Given the volatility of exchange rates, there can be no assurance that we will be able to effectively manage our currency transaction risks or that any volatility in currency exchange rates will not have a material adverse effect on our financial condition or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

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
Many of the products that we sell are used in manufacturing processes and as components of or ingredients in other products and, as a result, changes in our customers’ end products or processes or alternative technologies may enable our customers to reduce or eliminate consumption or use of our products. For example, the ongoing shift in customer preferences in the detergent industry from powders to liquid has resulted in lower demand for certain types of zeolites. Additionally, shifting consumer preference could result in a significant reduction in the future use of fossil fuels, which would have a negative impact on our zeolite catalysts and refining services. If we are unable to respond appropriately to such new developments, such changes could seriously impair our ability to profitably market certain of our products.

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
We purchase significant amounts of raw materials, including soda ash, industrial sand, aluminum trihydrate, sodium hydroxide (commonly known as caustic soda) and sulfur (including hydrogen sulfide), in our Performance Chemicals and Refining Services segments, and we purchase significant amounts of natural gas to supply the energy required in our production process. The cost of these raw materials represents a substantial portion of our operating expenses and our results of operations have been, and could in the future be, significantly affected by increases in the costs of such raw materials. In addition, we obtain a significant portion of our raw materials from certain key suppliers. If any of those suppliers is unable to meet its obligations under current supply agreements, we may be forced to pay higher prices to obtain the necessary raw materials. Furthermore, if any of the raw materials that we use become unavailable within the geographic area from which we currently source them, we may not be able to obtain suitable and cost-effective substitutes. Any interruption of supply or any price increase of raw materials could adversely affect our profitability.
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
In the past, we have entered into long-term supply contracts for certain of our raw materials, including for certain of our North American soda ash purchases. As these contracts expire, we may not be able to renegotiate or enter into new long-term supply contracts that will offer similar protection from price increases and other fluctuations on terms that are satisfactory to us or at all. For example, a contract for the supply of caustic soda expired at the end of 2019 and we incurred increased costs to obtain caustic soda in 2020 because the replacement contract increased the price we paid for that raw material.

We face substantial competition in the industries in which we operate.
The industries in which we operate are highly competitive and we face significant competition from large international producers and, particularly in Europe and certain Asia-Pacific regions, smaller regional competitors. Our Catalysts segment primarily competes with other global producers in the petrochemicals and refining industries such as W.R. Grace, BASF, UOP, and Albemarle, as well as other niche competitors such as Tosoh, Axens, and Haldor Topsoe. We compete in the North American refining services industry with competitors such as Chemtrade and Veolia. Additionally, in our Performance Chemicals segment, we primarily compete with other global producers such as OxyChem, Grace and Evonik. We believe that we typically compete on the basis of performance, product consistency, quality, reliability, and ability to innovate in response to customer demands.
Our competitors may improve their competitive position in our core end use applications by successfully introducing new products, improving their manufacturing processes, expanding their capacity or manufacturing facilities or responding more effectively than we do to new or emerging technologies and changes in customer requirements. Some of our competitors may be able to lower prices for products that compete with our products if their costs are lower. In addition, consolidation among our competitors or customers may result in reduced demand for our products or make it more difficult for us to compete. Some of our competitors’ financial, technological and other resources may be greater than ours or they may have less debt than we do and, as a result, may be better able to withstand changes to industry conditions. The occurrence of any of these events could materially adversely affect our financial condition and results of operations.
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
A loss of any significant customer, including a pipeline customer, or a decrease in the provision of products to any significant customer could have an adverse effect on our business until alternative arrangements are secured. Any alternative arrangement to replace the loss of a customer could result in increased variable costs relating to product shipment. In addition, any new customer agreement we enter into may not have terms as favorable as those contained in our current customer agreements, which could have a material adverse effect on our business, financial condition and results of operations. For the year ended December 31, 2020 our top 10 customers represented approximately 30% of our sales and no single customer represented more than 5% of our sales.
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
Many of the customer contracts in our Refining Services segment are multi-year agreements. Sulfuric acid regeneration customer contracts are typically on five- to ten-year terms and virgin sulfuric acid customer contracts are typically on one- to five-year terms, with larger customers typically favoring longer terms. Excluding contracts with automatic evergreen provisions, approximately 40% of our sulfuric acid volume for the year ended December 31, 2020 was under contracts expiring at the end of 2021 or beyond. In addition, our sulfuric acid regeneration contracts with major refinery customers typically allow for termination with advance notice of one to two years. We cannot provide assurance that our existing contracts will not be subjected to early terminations or that our expiring contracts will be renewed at the end of their terms. If we receive a significant number of such contract terminations or experience non-renewals from key customers in our Refining Services segment, our results of operations, financial condition and cash flows may be materially adversely affected.
Our quarterly results of operations are subject to fluctuations because the demand for some of our products is seasonal.
Our Refining Services segment typically experiences seasonal fluctuations as a result of higher demand for gasoline products in the summer months. Because of the seasonality of some of our product groups, the results for any one quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full year.
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
Even though we are generally a materials and services supplier rather than a manufacturer of finished goods, the sale of our products involves the risk of product liability claims and voluntary or government-ordered product recalls. For example, certain of the products that we manufacture provide critical performance functions to our customers’ end products and are used in and around other chemical manufacturing facilities and other locations where personal injury or property damage may occur or are used in certain consumer goods such as beverages, personal care products and medicinal applications. While we attempt to protect ourselves from product liability claims and exposures through our adherence to standards and specifications and through contractual negotiations and provisions, there can be no assurance that our efforts will ultimately protect us from any such claims. A product liability claim or voluntary or government-ordered product recall could result in substantial and unexpected expenditures, affect consumer or customer confidence in our products and divert management’s attention from other responsibilities. A product recall or successful product liability claim or series of claims against us in excess of our insurance coverage and for which we are not otherwise indemnified could have a material adverse effect on our business, financial condition, results of operations or cash flows. We have product liability insurance in amounts that we believe are adequate to cover this risk. However, our insurance may not provide adequate coverage against all potential liabilities. If a claim is brought against us, we might be required to pay legal and other expenses to defend the claim, as well as pay uncovered damage awards resulting from a claim brought successfully against us and these damages could be significant and have a material adverse effect on our financial condition. Furthermore, whether or not we are ultimately successful in defending any such claims, we might be required to direct significant financial and managerial resources to such defense and adverse publicity is likely to result.

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
Our facilities have an extended history of industrial use, and soil and groundwater contamination exists at some of our sites. As of December 31, 2020, we had current investigation, remediation or monitoring obligations at several of our current or former sites, including Rahway, New Jersey; Dominguez, California; Martinez, California; and Tacoma, Washington. As of December 31, 2020, we had established reserves of approximately $2.7 million to cover anticipated expenses at these sites, all of which have reached relatively mature stages of either the investigation, remediation or monitoring process. Actual costs to complete these projects may exceed our current estimates. In addition, we have unresolved liability at several sites to which we or our predecessors allegedly arranged for the disposal or treatment of hazardous wastes. For example, at the Boyertown Sanitary Disposal site in Gilbertsville, Pennsylvania, we are participating in a group of parties who disposed of materials at the site to fund investigatory and remedial work.
As of December 31, 2020, our total reserves associated with environmental remediation and enforcement matters were $4.1 million. In addition to the ongoing remediation and monitoring activities discussed above, there is risk that the long-term industrial use at our facilities may have resulted in, or may in the future result in, contamination that has yet to be discovered, which could require additional, unplanned investigation and remediation efforts by us for which no reserves have been established, potentially without regard to whether we knew of, or caused, the release of such contaminants. Discovery of additional or unknown conditions at our facilities could have an adverse impact on our business by substantially increasing our capital expenditures, including compliance, investigation and remediation costs. Such environmental liabilities attached to our properties, or for properties that we are otherwise responsible for, could have a material adverse effect on our results of operations or financial condition.

Existing and proposed regulations to address climate change by limiting greenhouse gas emissions may cause us to incur significant additional operating and capital expenses and may impact our business and results of operations.
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
Sustainability initiatives may result in operational changes and expenditures, reduced demand for our products and adversely affect our business.
We recognize that sustainability is a growing global environmental concern. Continuing political and social attention to the issue of sustainability has resulted in both existing and pending international agreements and national, regional or local legislation and regulatory measures to increase sustainability. As a result of heightened public awareness and attention to the issue of sustainability as well as continued regulatory initiatives, demand for certain of our products may be reduced, which may have an adverse effect on our sales volumes, revenues and margins.
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
Certain of the hazards and risks associated with our manufacturing processes and the related storage and transportation of raw materials, products and wastes may disrupt production at our manufacturing facilities and the distribution of products to our customers. These potentially disruptive risks include, but are not limited to, the following:
•pipeline and storage tank leaks and ruptures;
•explosions and fires;
•inclement weather and natural disasters;
•terrorist attacks;
•failure of mechanical, process safety and pollution control equipment;
•chemical spills and other discharges or releases of toxic or hazardous substances or gases;
•epidemics and pandemics, including effects caused by the spread of COVID-19 (coronavirus) and variants thereof; and
•exposure to toxic chemicals.

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
We may selectively pursue complementary acquisitions, such as the Business Combination, and joint ventures, such as the Zeolyst Joint Venture, each of which inherently involves a number of risks and presents financial, managerial and operational challenges, including:
•potential disruption of our ongoing business and distraction of management;
•difficulty with integration of personnel and financial and other systems;
•hiring additional management and other critical personnel; and
•increasing the scope, geographic diversity and complexity of our operations.
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
In addition, our strategic acquisitions and dispositions may also affect the diversity of our assets and our capital structure. As a result, our acquisitions and dispositions could affect our business, results of operations, financial condition, and liquidity. Further, all the risks associated with our acquisitions and dispositions may not be immediately known to us, and the anticipated benefits of such acquisition or disposition may not be fully realized.
On December 14, 2020, we completed the sale of our Performance Materials business to Potters Buyer, LLC, an affiliate of The Jordan Company, L.P., for a purchase price of $650.0 million, which was subject to certain adjustments for indebtedness, working capital, and cash at the closing of the transaction.
On March 1, 2021, we announced that we entered into a definitive agreement to sell our Performance Chemicals business to a partnership established by Cerberus Capital Management, L.P. and Koch Mineral & Trading LLC for a purchase price of $1.1 billion, which is subject to certain adjustments including for indebtedness, cash, working capital and transaction expenses. The transaction is expected to be completed in 2021, subject to regulatory approvals and customary closing conditions.
Our joint ventures may not operate according to their business plans if our partners fail to fulfill their obligations or differences in views among our partners results in delayed decisions or failures to agree on major issues, which may adversely affect our results of operations and force us to dedicate additional resources to these joint ventures.
We currently participate in a number of joint ventures and may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties and we sometimes have joint and several liability with our joint venture partners. If our joint venture partners do not fulfill their obligations, or if differences in views among the joint venture participants results in delayed decisions or failures to agree on major issues, the affected joint venture may not be able to operate according to its business plan. For example, the Zeolyst Joint Venture is structured as a general partnership in which we are equal partners with Shell Catalysts & Technologies, an affiliate of Royal Dutch Shell plc. or “Shell”. Accordingly, we do not control the Zeolyst Joint Venture and cannot unilaterally undertake strategies, plans, goals and operations or determine when cash distributions will be made to us. Furthermore, we are liable on a joint and several basis with Shell Catalysts & Technologies, an affiliate of Royal Dutch Shell plc. or “Shell” for all of the partnership’s liabilities if it does not have sufficient assets to satisfy such liabilities. Such factors may adversely affect our results of operation and force us to dedicate additional and unexpected resources to our joint ventures.

Our failure to protect our intellectual property rights could adversely affect our future performance and growth.
Protection of our proprietary processes, methods, compounds and other technologies is important to our business. We depend upon our ability to develop and protect our intellectual property rights to distinguish our products from those of our competitors. Failure to protect our existing intellectual property rights may allow our competitors to copy our products and may result in the loss of valuable proprietary technologies or other intellectual property. Failure to protect our innovations and trademarks by securing intellectual property rights could also result in our having to pay other companies for infringing on their intellectual property rights. We rely on a combination of patent, trade secret, trademark and copyright law as well as regulatory and judicial enforcement to protect such technologies and trademarks. In addition, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. As of December 31, 2020, we owned 39 patented inventions in the United States, with approximately 286 patents issued in countries around the world and approximately 69 patent applications pending worldwide covering more than 11 additional inventions. Some of these patents are licensed to others. In addition, we have acquired certain rights under patents and inventions of others through licenses. Should any of these licenses granted to us by third parties terminate prior to the expiration of the licensed intellectual property, we would need to cease using the licensed intellectual property, and either develop or license alternative technologies. In such a case, there can be no assurance that alternative technologies exist or that we would be able to obtain such a license on favorable terms.
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
We also rely upon unpatented proprietary know-how, continuing technological innovation and other trade secrets to develop and maintain our competitive position, which may not provide us with complete protection against competitors. Misappropriation or unauthorized disclosure of our proprietary know-how could harm our competitive position or have an adverse effect on our business. While it is our policy to enter into confidentiality agreements with our employees and third parties to protect our intellectual property rights and we strive to maintain the physical security of our properties and the security of our IT systems, there can be no assurances that:
•our confidentiality agreements will not be breached;
•our security measures will not be breached;
•such agreements will provide meaningful protection for our trade secrets or proprietary know-how; or
•adequate remedies will be available in the event of an unauthorized use or disclosure of such trade secrets and know-how.
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

Disruption, failure or cyber security breaches affecting or targeting computers and infrastructure used by us or our business partners may adversely impact our business and operations.
We use computers and telecommunication systems to analyze and store financial and operating data and to communicate within our company, with outside business partners, and across international borders. These systems can be subject to technical system flaws; power loss; cyber attacks, including viruses, malware, phishing, ransomware, terrorism, and surveillance; unauthorized access; malicious software; intentional or inadvertent data privacy breaches by employees or others with authorized access; hacktivism; ransomware; physical or electronic break-ins; fires or natural disasters; supply chain attacks; and other cyber security issues. We have no assurance that our systems are appropriately redundant to withstand these events. Accordingly, such events could cause adverse effects and material disruptions to our operations or systems or those of our business partners; compromise the security, integrity, availability, and confidentiality of customer information, employee information, strategic projects, product formulas and other trade secrets, other business or personal sensitive data, including third party confidential information in our possession. Release of third party confidential information could materially harm our reputation, affect our relationships with such parties and expose us to liability. Although we have introduced many security measures, including firewalls and information technology security policies, these measures may not offer the appropriate level of security. A security breach or other compromise of our information security safeguards could expose our confidential information, including third party confidential information in our possession (such as customer information) to theft and misuse, which could in turn adversely affect our relationships with such third parties and have an adverse effect on our business, financial condition, results of operations and cash flows. In addition, a disruption, blockage, failure or a cyber breach of software or operating systems we use, or of the networks and infrastructure on which they rely, could damage critical production, distribution and/or storage assets, delay or prevent delivery to markets, and make it difficult or impossible to accurately account for production and settle transactions.
These impacts may adversely affect our relationships with such employees and third parties and may have an adverse effect on our business reputation, competitiveness, financial condition, results of operations and cash flows, including damage to our operations, employees, or other third parties, resulting in remediation costs, litigation or regulatory actions. Although we have introduced many security measures, including firewalls and information technology security policies, these measures may not offer the appropriate level of security. We routinely experience attempts by external parties to penetrate and attack our networks and systems. Although such attempts to date have not resulted in any material breaches, disruptions, financial loss, or loss of business-critical information, our systems and procedures for protecting against such attacks and mitigating such risks may prove to be insufficient in the future. As technologies evolve and these cyber security attacks become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks, and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm.

Risks Related to our Financial Condition
The non-GAAP financial information included in this Form 10-K is presented for informational purposes only and may not be an indication of our financial condition or results of operations in the future.
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
Our operations are conducted through our subsidiaries and joint ventures. As a result, our ability to make future dividend payments, if any, is dependent on the earnings of our subsidiaries and joint ventures and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Payments to us by our subsidiaries and joint ventures will be contingent upon our subsidiaries’ or joint ventures’ earnings and other business considerations and may be subject to statutory or contractual restrictions. We have not and do not currently intend to pay regular dividends on our common stock in the foreseeable future; however, we paid a special cash dividend in December 2020 and have announced an intent to pay a special cash dividend of $2.50 to $3.25 per share, subject to board approval and declaration, to be financed with the cash proceeds from our anticipated sale of our Performance Chemicals business. To the extent that we determine in the future to pay dividends on our common stock, the agreements governing our outstanding indebtedness significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us.
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
We performed our annual impairment test on its goodwill on October 1, 2020, and determined that an impairment existed with respect to our Performance Chemicals segment. As a result, we recorded a non cash goodwill impairment charge of $260.0 million.
We may be subject to future changes in tax legislation or exposure to additional tax liabilities that may adversely affect our results of operations.
We are subject to taxes in the U.S. as well as foreign jurisdictions where our subsidiaries are organized. Due to economic and political conditions, tax rates, tax laws and other non-tax legislation, such as economic substance regulations, our business may experience significant impacts as a result of prospective changes. Our future effective tax rates may be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in available tax credits or tax deductions, as well as changes in tax and other non-tax laws or their interpretation. Additionally, our organization is engaged in a number of cross-border intercompany transactions, subject to local transfer pricing regimes currently in place. We believe the economics of these transactions have been clearly reported, and the appropriate local transfer pricing documentation is contemporaneously available, although tax authorities may propose and potentially sustain adjustments that could result in changes to our mix of earnings in countries with differing statutory tax rates. The Organization of Economic Cooperation and Development (“OECD”), which represents a coalition of member countries, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project. This project focuses on a number of issues, including the shifting of profits cross-border amongst affiliated entities. Given the scope of the Company's international operations and the fluid and uncertain nature of how the BEPS project might ultimately lead to future legislation, it is difficult to assess how any changes in tax laws would impact the Company's future income tax expense.
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
We maintain defined benefit pension plans covering employees who meet age and service requirements. While some of our plans have been frozen, our net pension liability and cost is materially affected by the discount rate used to measure pension obligations, the longevity and actuarial profile of our workforce, the level of plan assets available to fund those obligations and the actual and expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, particularly equity securities, or in a change in the expected rate of return on plan assets. Assets available to fund the pension and other postemployment benefit obligations of our plans as of December 31, 2020 were approximately $362.7 million, or approximately $56.4 million less than the measured pension benefit obligation on a GAAP basis. In addition, any changes in the discount rate could result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost in the following years.
We also contribute to one multi-employer pension plan on behalf of certain of our employees in the United States pursuant to union agreements that generally provide defined benefits to employees covered by collective bargaining agreements. A total of approximately 3 employees currently participate in such multi-employer pension plan. Funding requirements for benefit obligations of multi-employer pension plans are subject to certain regulatory requirements and we may be required to make cash contributions to one of these plans to satisfy certain underfunded benefit obligations. Absent an applicable exemption, a contributor to a U.S. multi-employer plan is liable upon its withdrawal from, or the termination of, a plan for its proportionate share of the plan’s underfunding, if any.
We also provide certain health care and life insurance benefits to certain of our employees and their dependents in the United States upon the retirement of such employee from us pursuant to union agreements. Costs of these other post-employment benefit plans are dependent upon numerous factors, assumptions and estimates.
Risks Related to our Indebtedness
Our substantial level of indebtedness could adversely affect our financial condition.
We have substantial indebtedness, which, as of December 31, 2020, totaled approximately $1,426.4 million. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences, including:
•requiring us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, selling and marketing efforts, product development and other purposes;
•increasing our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to our competitors that have relatively less indebtedness;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•increasing our exposure to rising interest rates because certain of our borrowings are at variable interest rates;
•restricting us from making investments, strategic acquisitions or causing us to make non-strategic divestitures; and

•limiting our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, product development and other corporate purposes.
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
LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Our senior secured term loan facilities and asset-based revolving credit facility use LIBOR as a reference rate such that the interest due to our creditors under those facilities is calculated using LIBOR. As of December 31, 2020, we had approximately $1,131.4 million of debt outstanding that was indexed to LIBOR. In addition, we have entered into a LIBOR-based interest rate caps to manage our exposure to interest rate movements resulting from changes in the benchmark interest rate of LIBOR. The interest rate cap agreements extend from July 2020 through July 2022 on $500.0 million of notional variable-rate debt and from August 2020 through August 2023 on $400.0 million of notional variable-rate debt.
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
As of December 31, 2020, investment funds affiliated with CCMP beneficially owned approximately 45% of our outstanding common stock and INEOS beneficially owned approximately 24% of our outstanding common stock. For as long as affiliates of CCMP and INEOS continue to beneficially own a substantial percentage of the voting power of our outstanding common stock, they will continue to have significant influence over us. For example, they will be able to strongly influence or effectively control the election of all of the members of our board of directors and our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of additional indebtedness, the issuance of any additional shares of common stock or other equity securities, the repurchase or redemption of shares of our common stock and the payment of dividends.
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
Since launching our IPO in September 2017, the price of our common stock, as reported on the New York Stock Exchange, has ranged from a low of $8.50 on March 16, 2020 to a high of $18.90 on March 9, 2021. In addition, the stock market in general has been highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere herein and others such as:
•variations in our operating performance and the performance of our competitors;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•publication of research reports by securities analysts about us, our competitors or our industry;
•our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•additions or departures of key personnel;
•strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•the passage of legislation or other regulatory developments affecting us or our industry;
•changes in legislation, regulation and government policy as a result of the U.S. presidential and congressional elections;
•speculation in the press or investment community;
•changes in accounting principles;
•terrorist acts, acts of war or periods of widespread civil unrest;
•natural disasters and other calamities; and
•changes in general market and economic conditions.
In addition, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance, and factors beyond our control may cause our stock price to decline rapidly and unexpectedly. We are exposed to the impact of any global or domestic economic disruption that may occur, including the economic effects of COVID-19.

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
As of December 31, 2020, there were 136,318,557 shares of our common stock outstanding. Approximately 45% and 24% of our outstanding common stock is held by affiliates of CCMP and by INEOS, respectively.
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
In addition, we have registered shares of our common stock that are reserved for issuance under our 2016 Stock Incentive Plan and 2017 Omnibus Incentive Plan, as amended and restated.
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
Our certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware is the sole and exclusive forum for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders;
•any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware, our certificate of incorporation or our bylaws;

•any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or
•any other action asserting a claim against us that is governed by the internal affairs doctrine (each, a “Covered Proceeding”).
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
We may not pay additional dividends on our common stock and, consequentially, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.
Although we paid a special cash dividend in December 2020 and have announced an intent to pay a special cash dividend of $2.50 to $3.25 per share, subject to board approval and declaration, to be financed with the cash proceeds from our anticipated sale of our Performance Chemicals business, our board of directors may decide to retain future earnings, if any, for future operations, expansion and debt repayment and may not pay any special or regular dividends for the foreseeable future. Any decision to declare and pay special or regular dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our credit facilities and outstanding notes. See “Because our operations are conducted through our subsidiaries and joint ventures, we are dependent on the receipt of distributions and dividends or other payments from our subsidiaries and joint ventures for cash to fund our operations and expenses, including to make future dividend payments, if any.” As a result, you may not receive any return on an investment in our common stock unless you sell your common stock for a price greater than that which you paid for it.

General Risk Factors
Significant trade developments stemming from the U.S. administration, U.S. courts’ or the United Kingdom’s exit from the European Union could have an adverse effect on us.
The United States has in recent years renegotiated a number of trade agreements, such as the United States-Mexico-Canada Agreement (“USMCA”), imposed tariffs on goods imported from China and certain other countries, and increasingly levied sanctions and export controls on China and other countries. All of these actions have resulted in retaliatory action, including retaliatory tariffs and other restrictions by China and other countries. These changes, as well as any other changes in social, political, regulatory and economic conditions, or further changes to foreign or domestic laws and policies governing foreign trade (including export, import and sanctions), manufacturing and development and foreign direct investment in the territories and countries where we or our customers operate could adversely affect our operating results and our business.
Additionally, in June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union and, on January 31, 2020, the United Kingdom exited the European Union and the implementation period or transition period ended on December 31, 2020. This referendum and exit has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for years. Our business could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s referendum and exit. In addition, our business could be negatively affected by new trade agreements between the United Kingdom and other countries, including the United States, and by the possible imposition of trade or other regulatory barriers in the United Kingdom. These possible negative impacts, and others resulting from the United Kingdom’s withdrawal from the European Union, may adversely affect our customers’ businesses and our operating results.
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
As of December 31, 2020, we had 2,274 employees globally, approximately 49% of which were represented by a union, works council or other employee representative body. As of December 31, 2020, approximately 40% of our U.S. unionized employees were covered under collective bargaining agreements that will expire on or before December 31, 2020. Failure to reach agreement with any of our unionized work groups regarding the terms of their collective bargaining agreements or annual pay increases may result in a labor strike, work stoppage or slowdown. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, many of our employees in Europe are represented by works councils that must approve any changes in conditions of employment, including salaries, benefits and staff changes, and may impede efforts to restructure our workforce. Although we believe that we have a good working relationship with our employees, a strike, work stoppage or slowdown by our employees or a dispute with our employees could result in a significant disruption to our operations or higher ongoing labor costs. In addition, our ability to make adjustments to control compensation and benefit costs, or otherwise adapt to changing business needs, may be limited by the terms and duration of our collective bargaining agreements.

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (the “DRC”) and adjoining countries. The SEC requires annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. We incur costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. These rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.    PROPERTIES.
Our operating headquarters are located in Malvern, Pennsylvania and our primary research and development facility is in Conshohocken, Pennsylvania. As of December 31, 2020, we had 40 manufacturing facilities in 13 countries on five continents. We also had 9 administrative facilities and 4 research and development facilities located in 6 countries. Our joint ventures operated out of 5 facilities located in 2 countries, including 3 manufacturing facilities. We also own or lease other properties, including office buildings, warehouses, testing facilities and sales offices.
The table below presents summary information regarding our principal manufacturing facilities as of December 31, 2020.

Location	Owned or leased	Segment(1)

Rio Claro, Brazil	Owned	PC, CAT
Pasuruan, Indonesia	Owned	PC, CAT
Tlalnepantla, Mexico	Owned	PC
Eijsden, Netherlands	Owned/Leased(2)	PC
Warrington, United Kingdom	Owned	CAT, PC
Baton Rouge, Louisiana, United States	Owned	RS
Baytown, Texas, United States	Owned	RS
Dominguez, California, United States	Owned	RS
Hammond, Indiana, United States	Owned	RS
Houston, Texas, United States	Owned	RS
Kansas City, Kansas, United States	Owned(3)	CAT
Martinez, California, United States	Owned	RS
Portland, Oregon, United States	Owned	RS

(1)    RS: Refining Services; CAT: Catalysts; PC: Performance Chemicals.
(2)    Approximately 26,902 square feet is owned and approximately 1,767 square feet is leased.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information, Holders and Dividends
Our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “PQG” on September 29, 2017. As of March 12, 2021, there were 80 shareholders of record of our common stock. A substantially greater number of holders of our common stock hold their shares in “street name” through banks, brokers and other financial institutions.
On December 14, 2020, we announced that our board of directors had declared a special cash dividend of $1.80 per share, using after tax cash proceeds and cash on hand from the sale of the Performance Materials business. The dividend was paid to our stockholders of record at the close of business on December 21, 2020.
We have announced an intent to pay a special cash dividend of $2.50 to $3.25 per share, subject to board approval and declaration, to be financed with the cash proceeds from our anticipated sale of our Performance Chemicals business upon the anticipated close in 2021.
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
Stock Performance Graph
The graph below shows the cumulative total shareholder return of our common stock for the period from September 29, 2017 to December 31, 2020 as compared to the cumulative total return of the Russell 2000 Total Return Index and the S&P 1500 Specialty Chemicals Index, assuming an investment of $100 made at the respective closing prices on September 29, 2017. The information contained in the graph below is furnished and therefore not to be considered “filed” with the SEC, and is not incorporated by reference into any document that incorporates this Form 10-K by reference.
Comparison of Cumulative Total Return as of December 31, 2020
Assumes Initial Investment of $100 on September 29, 2017

	9/29/2017	12/31/2017	12/31/2018	12/31/2019	12/31/2020
PQG	$100	$95	$86	$100	$94
Russell 2000	100	103	92	112	138
SP 1500 Spec Chem	100	106	99	114	137

Issuer Purchases of Equity Securities
Tax Withholdings
The following table contains information about shares of common stock delivered to the Company by employees to satisfy withholding tax obligations of the employees in connection with the vesting of restricted stock awards and restricted stock units during the fourth quarter of 2020.

				Maximum Number (or Dollar Value) of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs
			Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plan or Programs
	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock

October 2020	52,733	$10.38	N/A	N/A
November 2020	—	$—	N/A	N/A
December 2020	—	$—	N/A	N/A
Total	52,733

ITEM 6.    [Removed and Reserved]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
We are a global provider of specialty catalysts, chemicals and services with leading supply positions across our portfolio. We compete in the global specialty chemicals and materials industry where we seek to focus on attractive, high-growth applications. Our products and services provide critical performance to our customers’ products and we are able to offer many of our customers regionally sourced materials to reduce costs and improve delivery logistics. We provide our customers with a combination of product technology and applications knowledge, global supply chain capabilities, and local production and logistical support.
We conduct operations through three reporting segments: (1) Refining Services, (2) Catalysts (including our 50% interest in the Zeolyst Joint Venture) and (3) Performance Chemicals.
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
Catalysts: We are a global supplier of finished silica catalysts and catalyst supports necessary to produce high strength and high stiffness plastics used in packaging films, bottles, containers, and other molded applications. We are also a leading global supplier of zeolites used for catalysts that remove nitrogen oxides from diesel engine emissions as well as sulfur from fuels during the refining process.
Performance Chemicals: We are a leading global supplier of silicate and derivative products which serve as an environmentally friendly substitute for materials used in a variety of applications. These include end uses such as matting agents in surface coatings, clarifying agents for edible oils and beverages, additives for paints and coatings, and in cosmetics to improve feel attributes.
In 2020, we served over 2,000 customers globally across many end uses and, as of December 31, 2020, operated out of 40 manufacturing facilities, which are strategically located across five continents.
On December 14, 2020, we completed the sale of our Performance Materials business to Potters Buyer, LLC (the “Purchaser”), an affiliate of The Jordan Company, L.P., for a purchase price of $650 million, which was subject to certain adjustments for indebtedness, working capital and cash at the closing of the transaction. The results of operations, financial condition, and cash flows for the Performance Materials businesses are presented herein as discontinued operations. Refer to Note 4 to our Consolidated Financial Statements for additional information.
Recent Developments
On March 1, 2021, we announced that we entered into a definitive agreement to sell our Performance Chemicals business for a purchase price of $1.1 billion. We expect to use after-tax cash proceeds from the sale to reduce debt and return capital to our shareholders, subject to board approval and declaration. The transaction is expected to close by the end of 2021, subject to regulatory approvals and customary closing conditions. Beginning in the first quarter of 2021, we expect to present the financial results of the Performance Chemicals business as discontinued operations.
Impact of COVID-19 on our Business and Results
In March 2020, the outbreak of COVID-19 was declared a national emergency by the United States. COVID-19 continues to spread throughout the world and has adversely impacted economic activity and contributed to volatility in financial markets. In response to the COVID-19 pandemic, the federal government, various states, local and foreign governments have issued decrees and orders that have disrupted many businesses and implemented social distancing, travel and other restrictions. In response to these restrictions, we have taken a variety of actions, including an international travel ban, distribution of personal protective equipment to employees, and work-at-home requirements for many of our employees who are not an integral part of our manufacturing operations. We have also implemented and refined our existing business continuity plans in an effort to minimize disruptions to our operations. These measures remain in place as of December 31, 2020.

Recent and Near Term Trends on Business Segment End Uses
The COVID-19 pandemic led to unprecedented disruptions within the macro economy, with lower sales volume demand during 2020, including the fourth quarter. The timing and magnitude of the impact to sales volume demand varied across our portfolio of businesses due to the many end uses.
Most of PQ’s end use customers experienced improved demand during the fourth quarter, largely driven by a recovery of consumer products ranging from packaged products to automotive sales. The construction and mining segments also demonstrated improving demand. The company continues to match costs and production with the pattern and pace of demand recovery, which remains variable across end use subsectors.
During the year ended December 31, 2020 we took actions to mitigate the slowdown in our business as a result of the effects of COVID-19, including adjusting our production levels to meet anticipated customer demand, reducing discretionary spending, furloughs, delaying headcount additions and deferring capital maintenance expenditures.
Key end use trends in our business segments during the year and expectations are described below:
•Refining Services: This business segment was impacted the quickest by COVID-19, but began to see a significant rebound in demand through the fourth quarter of 2020. Stay-at-home mandates during the first and second quarters led to rapid and significant reductions in gasoline demand in the U.S. As stay-at-home restrictions were lifted near the end of the second quarter, gasoline consumption recovered to approximately 90% of 2019 levels during the third and fourth quarters. Apart from weather events, we expect refinery utilization to continue to improve through 2021. Once demand is restored to 2019 levels, PQ believes alkylate production will continue to grow, driven by higher octane fuel blending. Virgin sulfuric acid demand from industrial and mining customers began to rebound during the third quarter and reached 2019 demand levels by year end. We expect demand for virgin sulfuric acid to grow in 2021.
•Catalysts: We experienced strong demand for hydrocracking catalysts, which we sold through our Zeolyst Joint Venture during the first half of the year. During the second half of 2020, some customers deferred catalyst bed change-outs due to lower refinery utilization rates. We expect a rebound in the second half of 2021 with demand for hydrocracking catalysts improving as the year progresses. Demand for our emission control catalysts used in heavy-duty diesel vehicles decreased during the second and third quarters as our customers temporarily curtailed their production to align with lower demand. Demand for emission control catalysts began to improve near year end and the improvement is continuing into 2021. Polyethene catalyst demand remains strong due to increased consumer consumption of films and packaging. Demand for catalysts used to make polyethylene improved in 2020 and we expect it to continue to improve in 2021. Overall, we expect the strong polyolefin catalyst demand and recovering emission catalyst demand to be more than offset by lower refinery catalyst demand during the first half of 2021. During the second half of the year we also expect to see improvement in refinery catalyst demand.
•Performance Chemicals: We experienced lower demand for sodium silicate used in industrial applications and chemical manufacturing beginning in the second quarter of 2020. By year end, we experienced recovery of demand across multiple end uses including automotive, coatings and fuel efficient tires. Consumption for our products sold to the personal care and consumer cleaning experienced steady demand during the pandemic.
Operations and Supply
Throughout the COVID-19 pandemic, our manufacturing facilities have continued to operate and have been providing critical materials necessary to aid in combating the COVID-19 pandemic and products we manufacture for other essential businesses. Our manufacturing plants require a limited number of on-site employees in order to continue to operate effectively. We have not experienced any material production issues to date, but have had limited and temporary shutdowns or slowdowns in some of our facilities. We have also seen limited disruptions in the availability of certain of our raw materials and other supplies, which to date have not had a material impact on production.

Coronavirus Aid, Relief and Economic Security (“CARES”) Act
On March 27, 2020, the CARES Act was signed into law. The provisions of the CARES Act provide substantial stimulus and financial assistance measures intended to mitigate the impact of the COVID-19 pandemic, including certain tax relief provisions. As permitted within the CARES Act, we began deferring payment of the employer portion of social security taxes in the second quarter and continued to defer through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This deferral provided approximately $4.5 million in additional liquidity in 2020.
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
Key Performance Indicators
Adjusted EBITDA and Adjusted Net Income
Adjusted EBITDA and adjusted net income are financial measures that are not prepared in accordance with GAAP and that we use to evaluate our operating performance, for business planning purposes and to measure our performance relative to that of our competitors. Adjusted EBITDA and adjusted net income are presented as key performance indicators as we believe these financial measures will enhance a prospective investor’s understanding of our results of operations and financial condition. EBITDA consists of net income (loss) attributable to continuing operations before interest, taxes, depreciation and amortization. Adjusted EBITDA consists of EBITDA adjusted for (i) non-operating income or expense, (ii) the impact of certain non-cash, nonrecurring or other items included in net income (loss) and EBITDA that we do not consider indicative of our ongoing operating performance, and (iii) depreciation, amortization and interest of our 50% share of the Zeolyst Joint Venture. Adjusted net income consists of net income (loss) attributable to PQ Group Holdings adjusted for (i) non-operating income or expense and (ii) the impact of certain non-cash, nonrecurring or other items included in net income (loss) that we do not consider indicative of our ongoing operating performance. We believe that these non-GAAP financial measures provide investors with useful financial metrics to assess our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business.
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
Historically, our Performance Chemicals segment has experienced relatively stable demand throughout economic cycles, due to the diverse consumer and industrial end uses that our products serve. Expansions into new applications, including personal care and consumer cleaning, as well as share gains in existing end uses, have added to our sales growth. Product sales from our Performance Chemicals segment are made on both a purchase order basis and pursuant to long-term contracts.
Cost of Goods Sold
Cost of goods sold consists of variable product costs, fixed manufacturing expenses, depreciation expense and freight expenses. Variable product costs include all raw materials, energy and packaging costs that are directly related to the manufacturing process. Fixed manufacturing expenses include all plant employment costs, manufacturing overhead and periodic maintenance costs. The primary raw materials for our Refining Services segment include spent sulfuric acid, sulfur, sodium silicates, acids, bases, and certain metals. The primary raw materials used in the manufacture of products in our Performance Chemicals and Catalysts segments include soda ash, industrial sand, aluminum trihydrate and sodium hydroxide (also known as "caustic soda").
Most of our Refining Services contracts feature take-or-pay volume protection and/or quarterly price adjustments for commodity inputs, labor, the Chemical Engineering Index (U.S. chemical plant construction cost index) and natural gas. Spent acid for our Refining Services segment is supplied by customers for a nominal charge as part of their contracts. Over 80% of our Refining Services segment sales for the year ended December 31, 2020 were under contracts featuring quarterly price adjustments. The price adjustments generally reflect actual costs for producing acid and tend to protect us from volatility in labor, fixed costs and raw material pricing.
For the year ended December 31, 2020, approximately 50% of our North American silicate sales, which is a significant portion of our Performance Chemicals segment sales, were derived from contracts that included raw material pass-through clauses. Under these contracts, there generally is a time lag of three to nine months for price changes to pass through, depending on the magnitude of the change in cost and other market dynamics. Freight expenses are generally passed through directly to customers.
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
Seasonality
Our Refining Services segment typically experiences seasonal fluctuations as a result of higher demand for gasoline products in the summer and lower demand in the winter months. These demand fluctuations results in higher sales and working capital requirements in the second and third quarter.

Foreign Currency
As a global business, we are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. We operate a geographically diverse business with approximately 40% of our sales for the years ended December 31, 2020 and 2019 in currencies other than the U.S. dollar. Because our consolidated financial results are reported in U.S. dollars, sales or earnings generated in currencies other than the U.S. dollar can result in a significant increase or decrease in the amount of those sales and earnings when translated to U.S. dollars. The foreign currencies to which we have the most significant exchange rate exposure include the Euro, British pound, Canadian dollar, Brazilian real and the Mexican peso.
Results of Operations
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Highlights
The following is a summary of our financial performance for the year ended December 31, 2020 compared with the year ended December 31, 2019.
Sales
•     Sales decreased $92.5 million to $1,107.4 million. The decrease in sales was primarily due to lower sales volumes, the unfavorable effects of foreign currency translation, and pass-through of lower sulfur pricing.
Gross Profit
•     Gross profit decreased $25.0 million to $273.4 million. The decrease in gross profit was primarily due to lower sales volumes and the unfavorable effects of foreign currency translation, partly offset by favorable fixed manufacturing costs.
Operating (Loss) Income
•    Operating (loss) income decreased $310.4 million to $162.9 million. The decrease in operating (loss) income was primarily due to a goodwill impairment charge of $260.0 million related to our Performance Chemicals segment, a decrease in gross profit and an increase in transaction-related charges for the year ended December 31, 2020.
Equity in Net Income from Affiliated Companies
•    Equity in net income of affiliated companies for the year ended December 31, 2020 was $21.2 million, compared with net income of $46.0 million for the year ended December 31, 2019. The decrease was due to lower earnings of $24.6 million generated by the Zeolyst Joint Venture during the year ended December 31, 2020 as compared to the year ended December 31, 2019.

The following is our consolidated statement of income and a summary of financial results for the years ended December 31, 2020 and 2019.

	Years ended December 31,		Change
	2020	2019	$	%
	(in millions, except percentages)
Sales	$1,107.4	$1,199.9	$(92.5)	(7.7)%
Cost of goods sold	834.0	901.5	(67.5)	(7.5)%
Gross profit	273.4	298.4	(25.0)	(8.4)%
Gross profit margin	24.7%	24.9%
Selling, general and administrative expenses	125.3	129.5	(4.2)	(3.2)%
Goodwill impairment charge	260.0	—	260.0	—%
Other operating expense, net	51.0	21.4	29.6	138.3%
Operating (loss) income	(162.9)	147.5	(310.4)	(210.4)%
Operating income margin	(14.7)%	12.3%
Equity in net income from affiliated companies	(21.2)	(46.0)	24.8	(53.9)%
Interest expense, net	67.0	87.1	(20.1)	(23.1)%
Debt extinguishment costs	25.0	3.4	21.6	635.3%
Other (income) expense, net	(6.1)	(2.4)	(3.7)	154.2%
Loss (income) from continuing operations before income taxes and noncontrolling interest	(227.6)	105.4	(333.0)	(315.9)%
(Benefit) provision for income taxes	(48.1)	39.7	(87.8)	(221.2)%
Effective tax rate	21.1%	37.6%
Net (loss) income from continuing operations	(179.5)	65.7	(245.2)	(373.2)%
Net (loss) income from discontinued operations, net of tax	(102.2)	14.6	(116.8)	(800.0)%
Net (loss) income	(281.7)	80.3	(362.0)	(450.8)%
Less: Net (loss) income attributable to the noncontrolling interest - continuing operations	(3.2)	0.6	(3.8)	(633.3)%
Less: Net income (loss) attributable to the noncontrolling interest - discontinued operations	$0.3	$0.2	$0.1	50.0%
Net (loss) income attributable to PQ Group Holdings Inc.	$(278.8)	$79.5	$(358.3)	(450.7)%

Sales

	Years ended December 31,		Change
	2020	2019	$	%
	(in millions, except percentages)
Sales:
Refining Services	$401.9	$447.1	$(45.2)	(10.1)%
Catalysts	94.0	85.7	8.3	9.7%
Performance Chemicals	614.7	670.5	(55.8)	(8.3)%
Eliminations	(3.2)	(3.4)	0.2
Total sales	$1,107.4	$1,199.9	$(92.5)	(7.7)%

Refining Services: Sales in Refining Services for the year ended December 31, 2020 were $401.9 million, a decrease of $45.2 million, or 10.1%, compared to sales of $447.1 million for the year ended December 31, 2019. The decrease in sales was primarily due to lower sales volumes of $26.7 million and lower average selling price from pass-through costs of $18.5 million.
The decrease in volumes was due to lower regeneration services demand from refinery utilization rates driven by COVID-19. The unfavorable pricing was driven by pass-through of lower sulfur costs.
Catalysts: Sales in Catalysts for the year ended December 31, 2020 were $94.0 million, an increase of $8.3 million, or 9.7%, compared to sales of $85.7 million for the year ended December 31, 2019. The increase in sales was primarily due to higher sales volumes of $10.6 million, partly offset by lower average selling price from product mix of $1.2 million and the unfavorable effects of foreign currency translation of $1.1 million.
The increase in sales was due to higher customer demand within our polyolefin catalysts product line.
Performance Chemicals: Sales in Performance Chemicals for the year ended December 31, 2020 were $614.7 million, a decrease of $55.8 million, or 8.3%, compared to sales of $670.5 million for the year ended December 31, 2019. The decrease in sales was primarily due to lower sales volumes driven by COVID19 of $48.6 million and the unfavorable effects of foreign currency translation of $15.0 million, which was partially offset by higher average selling price and favorable mix of $7.8 million.
The decrease in sales was a result of lower volumes sold for consumer products and industrial and process chemicals applications and the unfavorable effects of foreign currency translation driven by the stronger U.S. dollar.
Gross Profit
Gross profit for the year ended December 31, 2020 was $273.4 million, a decrease of $25.0 million, or 8.4%, compared with $298.4 million for the year ended December 31, 2019. The decrease in gross profit was due to lower volumes of $37.7 million, unfavorable average selling price of $11.9 million, and the unfavorable effects of foreign currency translation of $4.2 million, partly offset by favorable manufacturing costs of $30.9 million.
The decrease in volumes was due to a decline in sulfuric acid sales and lower sales for consumer and industrial products applications. Unfavorable customer pricing was primarily a result of pass-through of lower sulfur costs. The unfavorable effects of foreign currency were driven by the stronger U.S. dollar. The favorable change in manufacturing costs were driven by lower labor costs and the timing of plant maintenance projects.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2020 were $125.3 million, a decrease of $4.2 million, or 3.2%, compared with $129.5 million for the year ended December 31, 2019. The decrease in selling, general and administrative expenses was due to lower discretionary spending and lower research and development expenditures partially offset by an increase in stock compensation expense.

Goodwill Impairment Charge
We assess goodwill for impairment annually, or more frequently, if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. We perform our annual impairment test of goodwill as of October 1 of each year. As a result of our annual test, we determined that the fair value of our Performance Chemicals reporting unit was lower than its carrying value. This resulted in a $260.0 million charge for the year ended December 31, 2020.
Other Operating Expense, Net
Other operating expense, net for the year ended December 31, 2020 was $51.0 million, an increase of $29.6 million, or 138.3%, compared with $21.4 million for the year ended December 31, 2019. The increase in other operating expense, net was primarily due to current year restructuring costs incurred on asset disposals and business divestiture costs associated with our pending sale of our Performance Chemicals business. During the year ended December 31, 2019, we realized a gain of $11.0 million on the disposition of assets related to a non-core product line as well a gain of $7.1 million on the sale of property.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the year ended December 31, 2020 was $21.2 million, a decrease of $24.8 million, compared with income of $46.0 million for the year ended December 31, 2019. The decrease was primarily due to $26.7 million of earnings generated by the Zeolyst Joint Venture during the year ended December 31, 2020 as compared to $52.2 million for the year ended December 31, 2019, which was a result of the timing of hydrocracking catalyst change-outs and lower demand for custom catalysts and emission control catalysts in heavy duty diesel production driven by the COVID-19 pandemic.
Interest Expense, Net
Interest expense, net for the year ended December 31, 2020 was $67.0 million, a decrease of $20.1 million, as compared with $87.1 million for the year ended December 31, 2019. The decrease in interest expense was due to lower interest rates on our variable rate debt along with lower average debt balances and a favorable increase in variable versus fixed rate debt.
Debt Extinguishment Costs
Debt extinguishment costs for the years ended December 31, 2020 and 2019 were $25.0 million and $3.4 million, respectively.
On December 14, 2020, we completed the sale of our Performance Materials business which triggered an obligation to provide partial payment under our existing senior secured term loan facility and our new senior secured term loan facility. As a result of the required payments, previous unamortized deferred financing costs of $2.7 million and original issue discount of $5.8 million were written off as debt extinguishment costs.
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
On February 7, 2020, we amended our existing senior secured term loan facility to reduce the applicable interest rates and extend the maturity of the facility to February 2027. We recorded $2.2 million of new creditor and third-party financing fees as debt extinguishment costs. In addition, previously unamortized deferred financing costs of $0.1 million and original issue discount of $0.2 million associated with the existing senior secured term loan facility were written off as debt extinguishment costs.
During the year ended December 31, 2019, we prepaid $210.0 million of outstanding principal balance on the Term Loan Facility (as defined below). In connection with this prepayment, we wrote off $1.0 million of previously unamortized deferred financing costs and original issue discount of $2.4 million as debt extinguishment costs.

Other (Income) Expense, Net
Other (income) expense, net was income of $6.1 million for the year ended December 31, 2020, a favorable change of $3.7 million, compared with income of $2.4 million for the year ended December 31, 2019. The change primarily related to $4.2 million of foreign currency gains on the non-permanent intercompany debt denominated in local currency and translated to U.S. dollars and transactional currency translation in the current year period as compared to foreign currency losses of $2.4 million in the prior year period.
(Benefit) Provision for Income Taxes
The (benefit) provision for income taxes for the year ended December 31, 2020 was a $48.1 million benefit compared to a $39.7 million provision for the year ended December 31, 2019. The effective income tax rate for the year ended December 31, 2020 was 21.1% compared to 37.6% for the year ended December 31, 2019. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the year ended December 31, 2020 was mainly due to the impact of the Global Intangible Low Taxed Income (“GILTI”) provisions of U.S. tax reform, foreign tax credit benefit and goodwill impairment. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the year ended December 31, 2019 was mainly due to the impact of the GILTI provisions of U.S. tax reform, the effect of permanent differences related to foreign currency exchange gain or loss, differing tax rates in foreign jurisdictions as compared to the U.S. statutory tax rate, tax rate changes and state taxes.
Net (Loss) Income Attributable to PQ Group Holdings
For the foregoing reasons and after the effect of the non-controlling interest in earnings of subsidiaries for each period presented, net loss attributable to PQ Group Holdings was $278.8 million for the year ended December 31, 2020 as compared to net income of $79.5 million for the year ended December 31, 2019.
Adjusted EBITDA
Summarized Segment Adjusted EBITDA information is shown below in the following table:

	Years ended December 31,		Change
	2020	2019	$	%
	(in millions, except percentages)
Segment Adjusted EBITDA(1):
Refining Services	$157.2	$175.6	$(18.4)	(10.5)%
Catalysts(2)	74.5	107.8	(33.3)	(30.9)%
Performance Chemicals	142.4	151.5	(9.1)	(6.0)%
Total Segment Adjusted EBITDA(3)	374.1	434.9	(60.8)	(14.0)%
Unallocated corporate expenses	(36.1)	(41.0)	4.9	(12.0)%
Adjusted EBITDA	$338.0	$393.9	$(55.9)	(14.2)%

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
(2)The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalysts segment is $42.5 million for the year ended December 31, 2020, which includes $21.2 million of equity in net income, excluding $6.6 million of amortization of investment in affiliate step-up, plus $14.7 million of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalysts segment is $68.1 million for the year ended December 31, 2019, which includes $45.9 million of equity in net income, excluding $7.5 million of amortization of investment in affiliate step-up, plus $14.7 million of joint venture depreciation, amortization and interest.
(3)Our total Segment Adjusted EBITDA differs from our total consolidated Adjusted EBITDA due to unallocated corporate expenses.
Refining Services: Adjusted EBITDA for the year ended December 31, 2020 was $157.2 million, a decrease of $18.4 million, or 10.5%, compared with $175.6 million for the year ended December 31, 2019. Refining Services adjusted EBITDA decreased due to lower regeneration services demand as a result of reduced refinery utilization rates, partially offset by fixed and SG&A related cost savings.
Catalysts: Adjusted EBITDA for the year ended December 31, 2020 was $74.5 million, a decrease of $33.3 million, or 30.9%, compared with $107.8 million for the year ended December 31, 2019. Adjusted EBITDA decreased due to lower volumes in the Zeolyst joint venture and unfavorable inventory absorption due to lower production and inventory depletion to align with expected lower demand.
Performance Chemicals: Adjusted EBITDA for the year ended December 31, 2020 was $142.4 million, a decrease of $9.1 million, or 6.0%, compared with $151.5 million for the year ended December 31, 2019. The decrease in Adjusted EBITDA was due to lower volumes of product sold for industrial and consumer product applications and the strengthening of the U.S. dollar, which was partially offset by fixed and selling, general and administrative related cost savings.

A reconciliation of net (loss) income attributable to PQ Group Holdings to Segment Adjusted EBITDA is as follows:

	Years ended December 31,
	2020	2019
	(in millions)
Reconciliation of net (loss) income attributable to PQ Group Holdings Inc. to Segment Adjusted EBITDA
Net (loss) income from continuing operations	$(176.3)	$65.1
(Benefit) provision for income taxes	(48.1)	39.7
Interest expense, net	67.0	87.1
Depreciation and amortization	151.8	151.8
EBITDA	(5.6)	343.7
Joint venture depreciation, amortization and interest(a)	14.7	14.7
Amortization of investment in affiliate step-up(b)	6.6	7.5
Goodwill impairment charge	260.0	—
Debt extinguishment costs	25.0	3.4
Net gain on asset disposals(c)	(0.1)	(13.2)
Foreign currency exchange (gain) loss(d)	(4.2)	2.4
LIFO expense(e)	(5.2)	9.7
Transaction and other related costs(f)	8.6	0.4
Equity-based compensation	21.5	16.2
Restructuring, integration and business optimization expenses(g)	15.6	3.6
Defined benefit plan pension cost(h)	—	3.0
Other(i)	1.1	2.5
Adjusted EBITDA	338.0	393.9
Unallocated corporate expenses	36.1	41.0
Segment Adjusted EBITDA	$374.1	$434.9

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
(c)When asset disposals occur, we remove the impact of net gain/loss of the disposed asset because such impact primarily reflects the non-cash write-off of long-lived assets no longer in use. During the years ended December 31, 2020 and 2019, respectively, the net gain on asset disposals includes the gains related to the sale of a non-core product line and sale of property.
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

(f)Represents the costs related to several transactions that are completed, pending or abandoned and that we believe are not representative of our ongoing business operations.
(g)Includes the impact of restructuring, integration and business optimization expenses which are incremental costs that are not representative of our ongoing business operations.
(h)Represents adjustments for defined benefit pension plan costs in our statement of income. More than two-thirds of our defined benefit pension plan obligations are under defined benefit pension plans that are frozen, and the remaining obligations primarily relate to plans operated in certain of our non-U.S. locations that, pursuant to jurisdictional requirements, cannot be frozen. As such, we do not view such expenses as core to our ongoing business operations.
(i)Other costs consist of certain expenses that are not core to our ongoing business operations, including environmental remediation-related costs associated with the legacy operations of our business prior to the Business Combination, capital and franchise taxes and non-cash asset retirement obligation accretion. Included in this line-item are rounding discrepancies that may arise from rounding from dollars (in thousands) to dollars (in millions).

Adjusted Net Income
    Summarized adjusted net income information is shown below in the following table:

	Years ended December 31,
	2020			2019
	Pre-tax	Tax expense (benefit)	After-tax	Pre-tax	Tax expense (benefit)	After-tax
	(in millions)
Reconciliation of net (loss) income attributable to PQ Group Holdings Inc. to Adjusted Net Income (1)(2)
Net (loss) income from continuing operations	$(227.6)	$(48.1)	$(179.5)	$105.4	$39.7	$65.7
Less: Net (loss) income attributable to the non-controlling interest - continuing operations	(3.2)	—	(3.2)	0.6	—	0.6
Net (loss) income attributable to PQ Group Holdings Inc.	(224.4)	(48.1)	(176.3)	104.8	39.7	65.1
Amortization of investment in affiliate step-up(b)	6.6	1.7	4.9	7.5	1.9	5.6
Goodwill impairment charge	260.0	—	260.0	—	—	—
Debt extinguishment costs	25.0	6.3	18.7	3.4	0.9	2.5
Net (gain) loss on asset disposals(c)	(0.1)	(2.5)	2.4	(13.2)	(3.3)	(9.9)
Foreign currency exchange (gain) loss(d)	(4.2)	0.3	(4.5)	2.4	1.4	1.0
LIFO (benefit) expense(e)	(5.2)	(1.3)	(3.9)	9.7	2.4	7.3
Transaction and other related costs(f)	8.6	2.1	6.5	0.4	0.1	0.3
Equity-based compensation	21.5	4.9	16.6	16.2	3.7	12.5
Restructuring, integration and business optimization expenses(g)	15.6	3.9	11.7	3.6	0.9	2.7
Defined benefit plan pension cost(h)	—	—	—	3.0	0.7	2.3
Other(i)	1.1	0.3	0.8	2.5	0.5	2.0
Adjusted Net Income, including non-cash GILTI tax and tax reform	104.5	(32.4)	136.9	140.3	48.9	91.4

Impact of non-cash GILTI tax(3)	—	—	—	—	(9.4)	9.4
Impact of tax reform(4)	—	—	—	—	(2.3)	2.3
Adjusted Net Income	$104.5	$(32.4)	$136.9	$140.3	$37.2	$103.1

(1)We define adjusted net income as net (loss) income attributable to PQ Group Holdings adjusted for non-operating income or expense and the impact of certain non-cash or other items that are included in net income that we do not consider indicative of our ongoing operating performance. Adjusted net income is presented as a key performance indicator as we believe it will enhance a prospective investor’s understanding of our results of operations and financial condition. Adjusted net income may not be comparable with net income or adjusted net income as defined by other companies.
(2)Refer to the Adjusted EBITDA notes above for more information with respect to each adjustment.

(3)Amount represents the impact to tax expense in net income before non-controlling interest and the related adjustments to net income associated with the GILTI provisions of the Tax Cuts and Jobs Act of 2017 (“TCJA”). We are required to record the incremental tax provision impact with respect to GILTI as a result of having historical U.S. net operating loss (“NOL”) amounts to offset the GILTI taxable income inclusion. This NOL utilization precluded us from recognizing GILTI credits which would otherwise help offset the tax impacts of GILTI. During the fourth quarter of 2020, as a result of the sale of the Performance Materials business, our NOL balance will be fully utilized. Beginning in the fourth quarter of 2020, we are no longer adjusting for the impact of the GILTI provisions of the TCJA since the NOLs have been fully utilized and GILTI now represents a cash tax impact.
(4)Represents the transition tax adjustment for the impact of the TCJA and the rate change in the Netherlands related to the Dutch Tax Plan 2019 recorded in net income.
The adjustments to net (loss) income attributable to PQ Group Holdings Inc. are shown net of applicable statutory tax rates.
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Highlights
The following is a summary of our financial performance for the year ended December 31, 2019 compared with the year ended December 31, 2018.
Sales
•     Sales decreased $29.0 million to $1,199.9 million. The decrease in sales was primarily due to lower sales volumes and the unfavorable effects of foreign currency translation, which was partially offset by higher average customer prices and favorable mix.
Gross Profit
•     Gross profit decreased $5.0 million to $298.4 million. Our decrease in gross profit was primarily due to lower sales volumes, unfavorable manufacturing costs and the unfavorable effects of foreign currency translation, which was partially offset by favorable customer pricing.
Operating Income
•    Operating income decreased by $8.1 million to $147.5 million. Our decrease in operating income was primarily due to a decrease in gross profit for the year ended December 31, 2019.
Equity in Net Income from Affiliated Companies
•    Equity in net income of affiliated companies for the year ended December 31, 2019 was $46.0 million, compared with net income of $37.6 million for the year ended December 31, 2018. The increase was due to higher earnings of $9.3 million generated by the Zeolyst Joint Venture during the year ended December 31, 2019 as compared to the year ended December 31, 2018.

The following is our consolidated statement of income and a summary of financial results for the years ended December 31, 2019 and 2018.

	Years ended December 31,		Change
	2019	2018	$	%
	(in millions, except percentages)
Sales	$1,199.9	$1,228.9	$(29.0)	(2.4)%
Cost of goods sold	901.5	925.5	(24.0)	(2.6)%
Gross profit	298.4	303.4	(5.0)	(1.6)%
Gross profit margin	24.9%	24.7%
Selling, general and administrative expenses	129.5	131.4	(1.9)	(1.4)%
Other operating expense, net	21.4	16.4	5.0	30.5%
Operating income	147.5	155.6	(8.1)	(5.2)%
Operating income margin	12.3%	12.7%
Equity in net income from affiliated companies	(46.0)	(37.6)	(8.4)	22.3%
Interest expense, net	87.1	90.8	(3.7)	(4.1)%
Debt extinguishment costs	3.4	7.8	(4.4)	(56.4)%
Other (income) expense, net	(2.4)	10.6	(13.0)	(122.6)%
Income from continuing operations before income taxes and noncontrolling interest	105.4	84.0	21.4	25.5%
Provision for income taxes	39.7	33.6	6.1	18.2%
Effective tax rate	37.6%	40.0%
Net income from continuing operations	65.7	50.4	15.3	30.4%
Net income from discontinued operations, net of tax	14.6	9.2	5.4	58.7%
Net income	80.3	59.6	20.7	34.7%
Less: Net income attributable to the noncontrolling interest - continuing operations	0.6	1.1	(0.5)	(45.5)%
Less: Net income attributable to the noncontrolling interest - discontinued operations	$0.2	$0.2	$—	—%
Net income attributable to PQ Group Holdings Inc.	$79.5	$58.3	$21.2	36.4%

Sales

	Years ended December 31,		Change
	2019	2018	$	%
	(in millions, except percentages)
Sales:
Refining Services	$447.1	$455.6	$(8.5)	(1.9)%
Catalysts	85.7	72.1	13.6	18.9%
Performance Chemicals	670.5	704.4	(33.9)	(4.8)%
Eliminations	(3.4)	(3.2)	(0.2)
Total sales	$1,199.9	$1,228.9	$(29.0)	(2.4)%

Refining Services: Sales in Refining Services for the year ended December 31, 2019 were $447.1 million, a decrease of $8.5 million, or 1.9%, compared to sales of $455.6 million for the year ended December 31, 2018. The decrease in sales was primarily due to lower sales volumes of $30.4 million, which was partially offset by favorable customer mix driving higher average selling prices of $21.9 million.
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
Performance Chemicals: Sales in Performance Chemicals for the year ended December 31, 2019 were $670.5 million, a decrease of $33.9 million, or 4.8%, compared to sales of $704.4 million for the year ended December 31, 2018. The decrease in sales was primarily due to lower sales volumes of $36.4 million and the unfavorable effects of foreign currency translation of $17.5 million, which was partially offset by higher average selling price and favorable mix of $20.0 million.
The decrease in sales was a result of lower volumes sold to the consumer products and industrial and process chemicals industries and the unfavorable effects of foreign currency translation driven by the stronger U.S. dollar, which was partially offset by higher pricing to cover raw material cost increases.
Gross Profit
Gross profit for the year ended December 31, 2019 was $298.4 million, a decrease of $5.0 million, or 1.6%, compared with $303.4 million for the year ended December 31, 2018. The decrease in gross profit was due to lower volumes of $31.7 million, unfavorable manufacturing costs of $22.0 million, and unfavorable foreign currency translation of $5.2 million, which was partially offset by favorable customer pricing of $45.1 million and favorable product mix of $8.3 million.
The decrease in volumes was due to a decline in sulfuric acid sales and lower sales to the consumer and industrial products industries. The unfavorable change in manufacturing costs was driven by the higher labor costs, timing of plant maintenance projects and increased transportation costs during the year ended December 31, 2019. The unfavorable effects of foreign currency were driven by the stronger U.S. dollar. Favorable customer pricing was primarily a result of a roll-off of a below-market contract in our virgin sulfuric acid product line. Favorable product mix was driven by increased volumes of higher-margin Silica Catalysts products.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2019 were $129.5 million, a decrease of $1.9 million, or 1.4%, compared with $131.4 million for the year ended December 31, 2018. The decrease in selling, general and administrative expenses was due to lower research and development expenditures and a decrease in professional fees, which was partially offset by an increase in compensation-related costs.
Other Operating Expense, Net
Other operating expense, net for the year ended December 31, 2019 was $21.4 million, an increase of $5.0 million, or 30.5%, compared with $16.4 million for the year ended December 31, 2018. The increase in other operating expense, net was primarily due to the impact of non-recurring gains in the current year as compared to the prior year. During the year ended December 31, 2019 we realized a gain of $11.0 million on the disposition of assets related to a non-core product line as well as a gain of $7.1 million on the sale of property. During the year ended December 31, 2018, we recognized non-recurring gains on the termination of a customer supply contract of $20.6 million and insurance recoveries totaling $6.5 million related to losses sustained as a result of Hurricane Harvey in August 2017 (of which $5.5 million was recorded in other operating expense, net).

Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the year ended December 31, 2019 was $46.0 million, an increase of $8.4 million, compared with income of $37.6 million for the year ended December 31, 2018. The increase was primarily due to $52.2 million of earnings generated by the Zeolyst Joint Venture during the year ended December 31, 2019 as compared to $42.9 million for the year ended December 31, 2018 which was a result of higher year-over-year growth in hydrocracking catalyst and specialty chemical event-driven sales.
Interest Expense, Net
Interest expense, net for the year ended December 31, 2019 was $87.1 million, a decrease of $3.7 million, as compared with $90.8 million for the year ended December 31, 2018. The decrease in interest expense was due to lower average debt balances.
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
On February 8, 2018 we refinanced our existing senior secured term loan facility with a $1,267.0 million senior secured term loan facility to reduce the applicable interest rates. We recorded $2.1 million of new creditor and third-party financing fees as debt extinguishment costs. In addition, previously unamortized deferred financing costs of $1.4 million and original issue discount of $2.4 million associated with the existing senior secured term loan facility were written off as debt extinguishment costs.
Other (Income) Expense, Net
Other (income) expense, net was income of $2.4 million for the year ended December 31, 2019, a favorable change of $13.0 million, compared with expense of $10.6 million for the year ended December 31, 2018. The change primarily consisted of $2.3 million in sales and use tax refunds received during the year ended December 31, 2019 and $10.1 million of lower foreign currency losses primarily related to the non-permanent intercompany debt denominated in local currency and translated to U.S. dollars.
Provision for Income Taxes
The provision for income taxes for the year ended December 31, 2019 was $39.7 million compared to a $33.6 million provision for the year ended December 31, 2018. The effective income tax rate for the year ended December 31, 2019 was 37.6% compared to 40.0% for the year ended December 31, 2018. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the year ended December 31, 2019 was mainly due to the impact of the GILTI provisions of U.S. tax reform, the effect of permanent differences related to foreign currency exchange gain or loss, differing tax rates in foreign jurisdictions compared to the U.S. statutory tax rate, tax rate changes and state taxes. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the year ended December 31, 2018 was mainly due to the impact of the GILTI provisions of U.S. tax reform, the effect of permanent differences related to foreign currency exchange gain or loss, changes in valuation allowances, differing tax rates in foreign jurisdictions as compared to the U.S. statutory tax rate and tax rate changes.
Net Income Attributable to PQ Group Holdings
For the foregoing reasons and after the effect of the non-controlling interest in earnings of subsidiaries for each period presented, net income attributable to PQ Group Holdings was $79.5 million for the year ended December 31, 2019 as compared to a net income of $58.3 million for the year ended December 31, 2018.

Adjusted EBITDA
Summarized Segment Adjusted EBITDA information is shown below in the following table:

	Years ended December 31,		Change
	2019	2018	$	%
	(in millions, except percentages)
Segment Adjusted EBITDA(1):
Refining Services	$175.6	$176.5	$(0.9)	(0.5)%
Catalysts(2)	107.8	81.1	26.7	32.9%
Performance Chemicals	151.5	168.2	(16.7)	(9.9)%
Total Segment Adjusted EBITDA(3)	434.9	425.8	9.1	2.1%
Unallocated corporate expenses	(41.0)	(37.8)	(3.2)	8.5%
Adjusted EBITDA	$393.9	$388.0	$5.9	1.5%

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
(2)The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalysts segment is $68.1 million for the year ended December 31, 2019, which includes $45.9 million of equity in net income, excluding $7.5 million of amortization of investment in affiliate step-up plus $14.7 million of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalysts segment is $56.7 million for the year ended December 31, 2018, which includes $37.5 million of equity in net income, excluding $6.6 million of amortization of investment in affiliate step-up plus $12.6 million of joint venture depreciation, amortization and interest.
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
Performance Chemicals: Adjusted EBITDA for the year ended December 31, 2019 was $151.5 million, a decrease of $16.7 million, or 9.9%, compared with $168.2 million for the year ended December 31, 2018. The decrease in Adjusted EBITDA was due to lower volumes of product sold to the industrial and consumer product industries and the strengthening of the U.S. dollar, which was partially offset by favorable product mix.

A reconciliation of net income attributable to PQ Group Holdings to Segment Adjusted EBITDA is as follows:

	Years ended December 31,
	2019	2018
	(in millions)
Reconciliation of net income attributable to PQ Group Holdings Inc. to Segment Adjusted EBITDA
Net income from continuing operations	$65.1	$49.3
Provision for income taxes	39.7	33.6
Interest expense, net	87.1	90.8
Depreciation and amortization	151.8	153.9
EBITDA	343.7	327.6
Joint venture depreciation, amortization and interest(a)	14.7	12.6
Amortization of investment in affiliate step-up(b)	7.5	6.6
Debt extinguishment costs	3.4	7.8
Net (gain) loss on asset disposals(c)	(13.2)	4.2
Foreign currency exchange loss(d)	2.4	12.5
LIFO expense(e)	9.7	3.0
Transaction and other related costs(f)	0.4	0.5
Equity-based compensation	16.2	18.4
Restructuring, integration and business optimization expenses(g)	3.6	8.7
Defined benefit plan pension cost(h)	3.0	0.4
Gain on contract termination(i)	—	(20.6)
Other(j)	2.5	6.2
Adjusted EBITDA	393.9	387.9
Unallocated corporate expenses	41.0	37.8
Segment Adjusted EBITDA	$434.9	$425.7

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

(f)Represents the costs related to several transactions that are completed, pending or abandoned and that we believe are not representative of our ongoing business operations.
(g)Includes the impact of restructuring, integration and business optimization expenses which are incremental costs that are not representative of our ongoing business operations.
(h)Represents adjustments for defined benefit pension plan costs in our statement of income. More than two-thirds of our defined benefit pension plan obligations are under defined benefit pension plans that are frozen, and the remaining obligations primarily relate to plans operated in certain of our non-U.S. locations that, pursuant to jurisdictional requirements, cannot be frozen. As such, we do not view such expenses as core to our ongoing business operations.
(i)Represents a non-cash gain on the write-off of the remaining liability under a contractual supply arrangement. As part of Eco’s acquisition of substantially all of the assets of Solvay USA Inc’ sulfuric acid refining services business unit on December 1, 2014, we recognized a liability as part of business combination accounting related to our obligation to serve a customer under a pre-existing unfavorable supply agreement. In December 2018, the customer who was party to the agreement closed its facility, and as a result, we were relieved from our obligation to continue to supply the customer on the below market contract. Because the fair value of the unfavorable contract liability was recognized as part of the application of business combination accounting, and since the write-off of the remaining liability was non-cash in nature, we believe this gain is a special item that is not representative of our ongoing business operations.
(j)Other costs consist of certain expenses that are not core to our ongoing business operations, including environmental remediation-related costs associated with the legacy operations of our business prior to the Business Combination, capital and franchise taxes, non-cash asset retirement obligation accretion and the initial implementation of procedures to comply with Section 404 of the Sarbanes-Oxley Act. Included in this line-item are rounding discrepancies that may arise from rounding from dollars (in thousands) to dollars (in millions).

Adjusted Net Income
Summarized adjusted net income information is shown below in the following table:

	Years ended December 31,
	2019			2018
	Pre-tax	Tax expense (benefit)	After-tax	Pre-tax	Tax expense (benefit)	After-tax
	(in millions)
Reconciliation of net income attributable to PQ Group Holdings Inc. to Adjusted Net Income (1)(2)
Net income from continuing operations	$105.4	$39.7	$65.7	$84.0	$33.6	$50.4
Less: Net income attributable to the non-controlling interest - continuing operations	0.6	—	0.6	1.1	—	1.1
Net income attributable to PQ Group Holdings Inc.	104.8	39.7	65.1	82.9	33.6	49.3
Amortization of investment in affiliate step-up(b)	7.5	1.9	5.6	6.6	1.7	4.9
Debt extinguishment costs	3.4	0.9	2.5	7.8	2.0	5.8
Net (gain) loss on asset disposals(d)	(13.2)	(3.3)	(9.9)	4.2	1.0	3.2
Foreign currency exchange loss(e)	2.4	1.4	1.0	12.5	3.6	8.9
LIFO expense(f)	9.7	2.4	7.3	3.0	0.8	2.2
Transaction and other related costs(h)	0.4	0.1	0.3	0.5	0.1	0.4
Equity-based compensation	16.2	3.7	12.5	18.4	4.2	14.2
Restructuring, integration and business optimization expenses(i)	3.6	0.9	2.7	8.7	2.2	6.5
Defined benefit plan pension cost(j)	3.0	0.7	2.3	0.4	0.1	0.3
Gain on contract termination(k)	—	—	—	(20.6)	(5.2)	(15.4)
Other(l)	2.5	0.5	2.0	6.2	1.6	4.6
Adjusted Net Income, including non-cash GILTI tax and tax reform	140.3	48.9	91.4	130.6	45.7	84.9

Impact of non-cash GILTI tax(3)	—	(9.4)	9.4	—	(14.5)	14.5
Impact of tax reform(4)	—	(2.3)	2.3	—	2.6	(2.6)
Adjusted Net Income	$140.3	$37.2	$103.1	$130.6	$33.8	$96.8

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
(3)Amount represents the impact to tax expense in net income before non-controlling interest and the related adjustments to net income associated with the GILTI provisions of the TCJA. We were required to record incremental tax provision impact with respect to GILTI even though we had historical NOL amounts to offset the GILTI taxable income inclusion. This NOL utilization precluded us from recognizing GILTI credits which would otherwise help offset the tax impacts of GILTI. No GILTI credits will be recognized with respect to GILTI until the cumulative NOL balance had been exhausted. Because the GILTI provision did not impact our cash taxes (given available U.S. NOLs), we do not view this item as a component of core operations.

(4)Represents the transaction tax adjustment for the impact of the TCJA and the rate change in the Netherlands related to the Dutch Tax Plan 2019 recorded in net income.
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
We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our asset based lending revolving credit facility, will be sufficient to meet our presently anticipated future cash needs for at least the next 12 months. We may also pursue strategic acquisition opportunities, which may impact our future cash requirements. We may, from time to time, increase borrowings under our asset based lending revolving credit facility to meet our future cash needs. As of December 31, 2020, we had cash and cash equivalents of $135.5 million and availability of $102.5 million under our asset based lending revolving credit facility, after giving effect to $18.2 million of outstanding letters of credit and no revolving credit facility borrowings, for a total available liquidity of $238.0 million. As of December 31, 2020, we were in compliance with all covenants under our debt agreements.
Included in our cash and cash equivalents balance as of December 31, 2020 was $33.4 million of cash and cash equivalents held in foreign jurisdictions. We repatriate cash held outside of the United States from certain foreign subsidiaries in order to meet domestic liquidity needs. Depending on domestic and foreign cash balances, we have certain flexibility to repatriate funds in order to meet domestic liquidity needs. In certain cases, the repatriation of foreign cash under previous U.S. tax law had generally been subject to U.S. income taxes at the time of cash distribution. Due to the enactment of the TCJA in December 2017, our overseas earnings repatriation will generally no longer be subject to U.S. federal income taxes at the time of cash distribution. However, future earnings may still be taxed for foreign and state income tax purposes.
Over the course of the next twelve months and beyond, we anticipate making significant cash payments for known contractual and other obligations, including:
Principal and interest on long-term debt
As of December 31, 2020, our total indebtedness was $1,426.4 million, with up to $102.5 million of available borrowings under our asset based lending revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements. As reported, our cash interest expense for the years ended December 31, 2020, 2019 and 2018 was approximately $90.3 million, $117.8 million and $110.8 million, respectively. Before any impact of hedges, a one percent change in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $11.3 million on interest expense. None of the principal balances on our debt are due in the next twelve months.
Interest payments due within the next twelve months are $54.2 million using the interest rate effective as of December 31, 2020 on our variable interest credit facilities. Interest on long-term debt excludes amortization of deferred financing fees and original issue discount. The actual interest payments may differ materially based on actual amounts of long-term debt outstanding and actual interest rates in future periods.
Subject to approval by our board of directors, we may raise additional capital or borrowings from time to time or seek to refinance our existing debt. There can be no assurances that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions. Further, the decision to refinance our existing debt is based on a number of factors, including general market conditions and our ability to refinance on attractive terms at any given point in time. Any attempts to raise additional capital or borrowings or refinance our existing debt could cause us to incur significant charges. Such charges could have a material impact on our financial position, results of operations, or cash flows.

Purchase commitments
We have entered into short and long-term purchase commitments for various key raw materials and energy requirements. The purchase obligations include agreements with various suppliers to purchase goods that are enforceable and legally binding, and that specify all significant terms, including fixed and minimum quantities to be purchased, fixed, minimum or variable provisions, and the approximate timing of the transaction. As of December 31, 2020, we had $22.0 million in purchase commitments, excluding agreements that are cancellable without penalty, of which $13.7 million is expected to be incurred in 2021.
Cash Flow

	Years ended December 31,
	2020	2019	2018
	(in millions)
Continuing Operations
Net cash provided by (used in)
Operating activities	$205.3	$227.7	$213.2
Investing activities	562.3	(18.8)	(98.7)
Financing activities	(721.1)	(214.9)	(135.3)
Discontinued Operations
Net cash provided by (used in)
Operating activities	18.1	40.0	35.5
Investing activities	(10.8)	(16.5)	(20.6)
Financing activities	(1.6)	(1.2)	(1.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11.1	(2.1)	0.4
Net change in cash, cash equivalents and restricted cash	63.3	14.2	(7.4)
Cash, cash equivalents and restricted cash at beginning of period	73.9	59.7	67.2
Cash, cash equivalents and restricted cash at end of period	$137.2	$73.9	$59.8

	Years ended December 31,
	2020	2019	2018
	(in millions)
Continuing Operations
Net (loss) income	$(179.5)	$65.8	$50.4
Non-cash and non-operating activities(1)	385.2	160.2	175.5
Changes in working capital	9.2	7.0	(12.0)
Other operating activities	(9.6)	(5.3)	(0.7)
Net cash provided by operating activities, continuing operations	$205.3	$227.7	$213.2

(1)Includes depreciation, amortization, changes related to purchase accounting fair value adjustments, amortization of deferred financing costs and original issue discount, goodwill impairment charges, debt extinguishment costs, foreign currency exchange gains and losses, pension and postretirement healthcare benefit expense and funding, deferred income tax benefit, net losses on asset disposals, stock compensation expense, equity in net income and dividends received from affiliated companies, and net interest income on swaps designated as net investment hedges.

	Years ended December 31,
	2020	2019	2018
	(in millions)
Continuing Operations
Working capital changes that provided (used) cash:
Receivables	$7.0	$11.4	$(4.2)
Inventories	9.4	(10.0)	(7.2)
Prepaids and other current assets	2.0	2.3	(7.0)
Accounts payable	4.2	(0.6)	(3.5)
Accrued liabilities	(13.4)	3.9	9.9
	$9.2	$7.0	$(12.0)

	Years ended December 31,
	2020	2019	2018
	(in millions)
Continuing Operations
Purchases of property, plant and equipment	$(97.1)	$(111.1)	$(111.8)
Investment in affiliated companies	—	—	(5.0)
Proceeds from business divestiture, net of cash and indebtedness	624.3	—	—
Proceeds from sale of assets	9.4	17.6	12.4
Proceeds from sale of product line	18.0	27.7	—
Proceeds from sale of investment	1.8	—	—
Proceeds from settlement of swaps designated as net investment hedges	—	38.1	—
Net interest proceeds on swaps designated as net investment hedges	5.0	8.5	4.9
Other, net	0.9	0.4	0.8
Net cash provided by (used in) investing activities, continuing operations	$562.3	$(18.8)	$(98.7)

	Years ended December 31,
	2020	2019	2018
	(in millions)
Continuing Operations
Net revolver borrowings	$—	$—	$(25.0)
Net cash repayments on debt obligations	(470.3)	(215.0)	(107.5)
Dividends paid to stockholders	(243.7)	—	—
Other financing activities	(7.1)	0.1	(2.8)
Net cash used in financing activities, continuing operations	$(721.1)	$(214.9)	$(135.3)

The following discussions related to our cash flows are presented on a continuing operations basis, which excludes the cash flows from our former Performance Materials business accounted for as a discontinued operation.
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Net cash provided by operating activities was $205.3 million for the year ended December 31, 2020, compared to $227.7 million provided for the year ended December 31, 2019. Cash generated by net income and non-working capital related activities was lower during the year ended December 31, 2020 by $24.4 million compared to the prior year. Cash provided by working capital during the year ended December 31, 2020 was favorable compared to the year ended December 31, 2019. Working capital for the year ended December 31, 2020 provided cash of $9.2 million, compared to cash provided of $7.0 million for the year ended December 31, 2019.
The decrease in cash generated by net income and non-working capital related activities of $24.4 million as compared to the prior year period was primarily due to a decrease in gross profit driven by lower sales volumes and higher transaction related costs.
The $2.2 million increase in cash from working capital as compared to the prior year was primarily due to favorable changes in inventory and accounts payable, which were partially offset by unfavorable changes in accrued liabilities, accounts receivable and prepaid and other assets balances.
The favorable change in inventory balances is due to a reduction in inventory in 2020 compared to an inventory build in 2019. We increased inventory levels at the end of the 2019 period within our polyolefin catalyst product group to meet sales demand in the 2020 period. The favorable change in accounts payable is due to timing of payments. The unfavorable change in accrued liabilities was primarily due to the timing of interest payments. The reduced cash flow contribution from accounts receivable was driven by the timing of collections on our receivable balances during the current year period versus prior year periods. The prior year period began with a higher receivable balances due to increased sales volumes at the end of December 31, 2018, of which those receivables were collected early in the 2019 period.
Net cash provided by investing activities was $562.3 million for the year ended December 31, 2020, compared to net cash used of $18.8 million during the year ended December 31, 2019. Cash used in investing activities primarily consisted of $97.1 million and $111.1 million to fund capital expenditures during the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, we sold our Performance Materials business for net cash proceeds of $624.3 million, sold a product line which resulted in proceeds of $18.0 million, sold additional assets which generated proceeds of $9.4 million, received $5.0 million in interest proceeds related to our cross currency swaps and sold our investment in a joint venture of $1.8 million. During the year ended December 31, 2019, we settled our cross currency swaps and received cash proceeds of $38.1 million, sold a product line which resulted in proceeds of $27.7 million, sold additional assets which generated proceeds of $17.6 million and received $8.5 million in interest proceeds related to our cross currency swaps.
Net cash used in financing activities was $721.1 million for the year ended December 31, 2020, compared to net cash used of $214.9 million during the year ended December 31, 2019. Net cash used in financing activities was primarily driven by $470.3 million and $215.0 million in net repayments of our debt and revolving credit facility made during the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, we paid a dividend of $1.80 per common share, which resulted in a cash outflow of $243.7 million.
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Net cash provided by operating activities was $227.7 million for the year ended December 31, 2019, compared to $213.2 million provided for the year ended December 31, 2018. Cash generated by net income and non-working capital related activities was lower during the year ended December 31, 2019 by $4.5 million compared to the prior year. Cash used by working capital during the year ended December 31, 2019 was favorable compared to the year ended December 31, 2018. Working capital for the year ended December 31, 2019 provided cash of $7.0 million, compared to cash used of $12.0 million for the year ended December 31, 2018.
The decrease in cash generated by net income and non-working capital related activities of $4.5 million as compared to the prior year period was primarily due to a decrease in gross profit driven by lower customer volumes and higher labor costs.

The $19.0 million increase in cash from working capital as compared to the prior year was primarily due to favorable changes in accounts receivable, prepaid and other current assets and accounts payable, which were partially offset by unfavorable changes in accrued liabilities and inventory balances.
The increase in cash flow related to accounts receivable was due the timing of collections on our receivable balances during the current year period. We had higher receivables at the end of the 2018 period, of which those receivables were collected early in the 2019 period. The favorable change in prepaid and other current assets was due to lower receivable balances with our joint ventures and other related parties as well as the receipt of insurance proceeds during the year ended December 31, 2019. The favorable change in accounts payable was due to decrease in capital spending. The unfavorable change in accrued liabilities was primarily due to the timing of wage and interest payments. The unfavorable change in inventory was due to higher inventory build to meet future sales commitments.
Net cash used in investing activities was $18.8 million for the year ended December 31, 2019, compared to net cash used of $98.7 million during the year ended December 31, 2018. Cash used in investing activities primarily consisted of $111.1 million and $111.8 million to fund capital expenditures during the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, we settled our cross currency swaps and received proceeds of $38.1 million, sold a product line which resulted in proceeds of $27.7 million, sold additional assets which generated proceeds of $17.6 million and received $8.5 million in interest proceeds related to our cross currency swaps. During the year ended December 31, 2018, we sold assets which generated proceeds of $12.4 million and received $4.9 million in interest proceeds related to our cross currency swaps.
Net cash used in financing activities was $214.9 million for the year ended December 31, 2019, compared to net cash used of $135.3 million during the year ended December 31, 2018. Net cash used in financing activities was primarily driven by $215.0 million and $107.5 million in repayments of our term debt and revolving credit facility made during the years ended December 31, 2019 and 2018, respectively.
Debt

	December 31,
	2020	2019
	(in millions)
Senior Secured Term Loan Facility due February 2027	$671.7	$947.5
New Senior Secured Term Loan Facility due February 2027	459.7	—
6.75% Senior Secured Notes due 2022	—	625.0
5.75% Senior Unsecured Notes due 2025	295.0	295.0
ABL Facility	—	—
Total debt	1,426.4	1,867.5
Original issue discount	(15.6)	(13.4)
Deferred financing costs	(10.4)	(10.8)
Total debt, net of original issue discount and deferred financing costs	1,400.4	1,843.3
Less: current portion	—	—
Total long-term debt, excluding current portion	$1,400.4	$1,843.3

As of December 31, 2020 our total debt was $1,426.4 million excluding the original issue discount of $15.6 million and deferred financing fees of $10.4 million for our senior secured credit facilities and notes. Our net debt was $1,290.9 million, including cash of $135.5 million. Our total available liquidity as of December 31, 2020 was $238.0 million, which represents our cash on hand of $135.5 million plus our excess availability under our asset based lending revolving credit facility of $102.5 million, after giving effect to $18.2 million of outstanding letters of credit and no revolving credit facility borrowings. We may seek, subject to market conditions and other factors, opportunities to repurchase, refinance or otherwise reprice our debt.

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
In February 2020, we re-priced the $459.7 million Term Loan Facility to reduce the applicable interest rate and extend the maturity of the facility to February 2027. The terms of the facility were substantially consistent following the re-pricing, except that borrowings under the term loan will bear interest at a rate equal to a floating rate of LIBOR plus 2.25% per annum.
The ABL Facility provides for up to $200.0 million in revolving credit borrowings consisting of up to $150.0 million in U.S. available borrowings, up to $10.0 million in Canadian available borrowings and up to $40.0 million of European available borrowings. Borrowings under the ABL Facility bear interest at a rate equal to the LIBOR rate or the base rate elected by us at the time of the borrowing plus a margin of between 1.50%-2.00% or 0.50%-1.00%, respectively, depending on availability under the ABL Facility. In addition, there is an annual commitment fee equal to 0.375%, with a step-down to 0.25% based on the average usage of the revolving credit borrowings available. As of December 31, 2020, there were no revolving credit borrowings under the ABL Facility. Revolving credit borrowings are payable at our option throughout the term of the ABL Facility with the balance due May 4, 2021. We were in compliance with all debt covenants as of December 31, 2020 and 2019, respectively. On March 20, 2020, we amended our existing ABL facility to increase the aggregate amount of the revolving loan commitments available by $50.0 million to $250.0 million, consisting of up to $195.0 million in U.S. commitments, up to $15.0 million in Canadian commitments and up to $40.0 million in European commitments. The maturity of the facility has been extended to March 20, 2025. Following the amendment, the borrowings under the amended ABL Facility bear interest at a rate equal to the LIBOR rate or the base rate plus a margin of between 1.25% and 1.75% or 0.25% to 0.75%, respectively.
The Company has the ability to request letters of credit under the ABL Facility. The Company had $18.2 million of letters of credit outstanding as of December 31, 2020, which reduce available borrowings under the ABL Facility by such amounts.
6.75% Senior Secured Notes due 2022 - Redeemed in 2020
Concurrent with the Business Combination, we issued $625.0 million of 6.750% Senior Secured Notes due November 2022 (the “6.75% Senior Secured Notes”) in transactions exempt from or not subject to registration under the Securities Act pursuant to Rule 144A and Regulation S under the Securities Act of 1933. Interest on the 6.75% Senior Secured Notes was payable on May 15 and November 15 of each year, commencing November 15, 2016. No principal payments were required with respect to the 6.75% Senior Secured Notes prior to their final maturity. The 6.75% Senior Secured Notes were to mature on November 15, 2022.
In July 2020, we entered into an agreement for a new senior secured term loan facility. The proceeds were used to redeem the 6.75% Senior Secured Notes. Refer to the New Senior Secured Term Loan Facility section of this note for further discussion.
New Senior Secured Term Loan Facility due February 2027
In July 2020, we entered into an agreement for a new senior secured term loan facility in an aggregate principal amount of $650.0 million with an original issue discount of 1.5% and interest at a floating rate of LIBOR (with a 1.0% minimum LIBOR floor) plus 3.0% per annum. The proceeds were used to redeem our existing $625.0 million of 6.75% Senior Secured Notes due 2022 and pay the associated early redemption premiums. The new senior secured term loan facility requires scheduled quarterly amortization payments, each equal to 0.25% of the original principal amount of the loans under the new senior secured term loan facility.

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

	Years ended December 31,
	2020	2019	2018
	(in millions)
Maintenance capital expenditures	$68.3	$81.7	$82.1
Growth capital expenditures	18.8	26.2	32.1
Total capital expenditures	$87.1	$107.9	$114.2

Capital expenditures remained at a level sufficient for required maintenance and certain expansion growth initiatives during these periods. Growth capital expenditures are lower in the year ended December 31, 2020 as compared to December 31, 2019 due to delayed expansion capital to align with market conditions. Maintenance capital expenditures are lower in the year ended December 31, 2019 as compared to December 31, 2018 due to lower plant maintenance costs and the timing of turnaround projects.
Pension Funding
We paid $9.1 million, $8.8 million and $6.8 million in cash contributions into our defined benefit pension plans and other postretirement plans during the years ended December 31, 2020, 2019 and 2018, respectively. The net periodic pension and postretirement expense was $0.9 million, $3.5 million, and $2.3 million for those same periods, respectively.
As of December 31, 2020 and 2019, our pension plans and other post-retirement benefit plans were underfunded by $44.0 million and $55.3 million, respectively. In addition, our supplemental retirement plan had a liability balance of $12.4 million and $11.7 million as of December 31, 2020 and 2019, respectively, which is funded by our general assets including assets held in a Rabbi trust, or restoration plan assets, of $3.7 million and $4.2 million as of December 31, 2020 and 2019, respectively.
Off-Balance Sheet Arrangements
We had $18.2 million and $19.9 million of outstanding letters of credit on our revolver facility as of December 31, 2020 and 2019, respectively.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP and our significant accounting policies are described in Note 2 to our consolidated financial statements. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We base our estimates and judgments on historical experience and other relevant factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We review these matters and reflect changes in estimates as appropriate. We have identified below the accounting policies, estimates and critical judgment areas that we believe could have a material effect on our financial position, liquidity or results of operations.
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
Goodwill and Intangible Assets
Assets and liabilities of acquired businesses are measured at their estimated fair values at the dates of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired, including identified intangibles, is recorded as goodwill. The determination and allocation of fair value to the assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment, including estimates based on historical information, current market data and future expectations.
Goodwill and intangible assets with indefinite lives are not amortized, but are tested for impairment annually or more frequently if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount.
Goodwill is tested for impairment at the reporting unit level. In performing tests for goodwill impairment, we are able to use our discretion to first perform an optional qualitative assessment about the likelihood of the carrying value of a reporting unit exceeding its fair value. The qualitative assessment need not be applied to all reporting units. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount based on the qualitative assessment, we perform a quantitative goodwill impairment test to identify the potential goodwill impairment and measure the amount of the goodwill impairment loss, if any, to be recognized for that reporting unit. For the annual assessments in 2020 and 2019, we bypassed the option to perform the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test for each of our reporting units. The quantitative test identifies both the potential existence of impairment and the amount of impairment loss. In performing our annual impairment test on goodwill as of October 1, 2020, we determined that an impairment existed with respect to our Performance Chemicals segment. As a result, we recorded a non-cash goodwill impairment charge of $260.0 million.
In applying the quantitative test, the Company calculates and compares the reporting unit’s estimated fair value to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of a reporting unit exceeds its implied fair value, an impairment charge is recognized, requiring recognition of a goodwill impairment charge for the differential up to the carrying value of goodwill. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit and the loss establishes a new basis in the goodwill. Subsequent reversal of an impairment loss is not permitted.
For the purposes of the quantitative goodwill impairment test, we determine the fair value of our reporting units using a combination of a market approach and an income, or discounted cash flow, approach. Estimating the fair value of a reporting unit requires various assumptions including the use of projections of future cash flows and discount rates that reflect the risks associated with achieving those cash flows. The key assumptions used in estimating the fair value are operating margin growth rates, revenue growth rates, the weighted average cost of capital, the perpetual growth rate, and the estimated earnings market multiples of each reporting unit. The market value is estimated using publicly traded comparable company values by applying their most recent annual adjusted EBITDA multiples to the reporting unit’s adjusted EBITDA for the trailing twelve months. The income approach value is estimated using a discounted cash flow approach. The assumptions about future cash flows and growth rates are based on our assessment of a number of factors including the reporting unit’s recent performance against budget as well as management’s ability to execute planned future strategic initiatives. Discount rate assumptions are based on an assessment of the risk inherent in those future cash flows.

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
Assessment of the potential impairment of goodwill and intangible assets is an integral part of our normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management's best estimates at a particular point in time. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized.
In addition, we continually review our diverse portfolio of assets to ensure they are achieving their greatest potential and are aligned with our growth strategy. Strategic decisions involving a particular group of assets may trigger an assessment of the recoverability of the related assets. Such an assessment could result in impairment losses.
For further information see Note 15 Goodwill and Other Intangible Assets.

Income Taxes
We operate within multiple taxing jurisdictions and are subject to tax filing requirements and potential audits within these jurisdictions. Our operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating taxes we will ultimately pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits in the normal course of business. The resolution of these uncertainties may result in adjustments to our tax assets and tax liabilities. We use the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. We evaluate our deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character (e.g., capital gain versus ordinary income treatment), amount and timing, to result in their realizability. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets, unless it is more likely than not that those assets will be realized. Considerable judgments are required in establishing deferred tax valuation allowances. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforward deferred tax assets become deductible or utilized. We consider the scheduled reversal of taxable temporary differences, projected future taxable income and tax-planning strategies in making this assessment. As events and circumstances change, valuation allowances are adjusted within results from operations when applicable.
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
On December 22, 2017, the TCJA was enacted into law. The TCJA provided for several significant tax law changes and modifications, including the reduction of the U.S. federal corporate income tax rate from 35% to 21%, the requirement for companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, as well as the creation of new taxes on certain foreign-sourced earnings. At December 31, 2018 we had completed our accounting for the impacts of the enactment of the Act.
The 2020 U.S. federal impact to tax expense with respect to GILTI is $7.8 million. Based on FASB guidance, we are permitted to make an accounting policy election to either (1) treat the taxes incurred as a result of the GILTI provision as a current-period expense when incurred or (2) factor such amounts into our measurement of deferred taxes. We have elected to treat any expense incurred as a current-period expense.

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
The vesting requirements associated with the awards include a mix of both service and/or performance conditions. Depending on the award and recipient, the service condition may reflect a cliff vesting provision (e.g., 100% vested upon four years of service) or a graded vesting provision (e.g., 33.3% vested each year over a period of three years). Restricted stock awards and stock options issued with performance conditions vest based on the occurrence of a defined liquidity event upon which certain investment funds affiliated with CCMP receive proceeds exceeding certain thresholds. Although achievement of the performance condition is subject to continued service with us, the terms of awards issued with performance conditions stipulate that the performance vesting condition can be attained for a period of six months following separation from service under certain circumstances, depending on the means of separation from the Company and subject to other factors such as individual separation agreements. The same performance vesting condition for our restricted stock awards also governs the achievement of the performance vesting condition for our stock options. The value of the restricted stock awards granted was based on the average of the high and low trading prices of our common stock on the NYSE on the preceding trading day, in accordance with our policy for valuing such awards.
In addition to restricted stock awards, we have granted restricted stock units and performance stock units as part of our equity incentive compensation program. Each restricted stock unit provides the recipient with the right to receive a share of common stock subject to graded vesting terms based on service, which generally requires one year of service for members of our board of directors and three years of service for employees. Performance stock units vest upon the achievement of Company-specific financial performance targets and the provision of service through the vesting date.
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
Foreign Exchange Risk
Our financial results are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. We operate a geographically diverse business with approximately 40% of our sales during the years ended December 31, 2020 and 2019 coming from our international operations in currencies other than the U.S. dollar. Because consolidated financial results are reported in U.S. dollars, sales or earnings generated in currencies other than the U.S. dollar can result in a significant increase or decrease in the amount of those sales and earnings when translated to U.S. dollars. The financial statements of our operations outside the United States, where the local currency is considered to be the functional currency, are translated into U.S. dollars using the exchange rate in effect at each balance sheet date for assets and liabilities and the average exchange rate for each period for sales, expenses, gains, losses and cash flows. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. The foreign currencies to which we have the most significant exchange rate exposure include the euro, British pound, Canadian dollar, Brazilian real and the Mexican peso. Sales in these top five currencies represented approximately 34% of our sales during the year ended December 31, 2020. A 10% change in these currencies would have impacted sales by approximately $37.5 million, or 3% of sales assuming product pricing remained constant. The effect of translating foreign subsidiaries’ balance sheets into U.S. dollars is included in other comprehensive income. The impact of gains and losses on transactions denominated in currencies other than the functional currency of the relevant operations are included in other non-operating expense. Income and expense items are translated at average exchange rates during the year. Net foreign exchange included in other expense was a $4.2 million gain for the year ended December 31, 2020. The foreign currency gain realized in the year ended December 31, 2020 was primarily driven by the Euro-denominated term loan and the non-permanent intercompany debt denominated in local currency and translated to U.S. dollars, and was principally non-cash in nature.
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
As described in Note 3 to the consolidated financial statements included in this Form 10-K, the Financial Accounting Standards Board (“FASB”) issued guidance in August 2017 with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. As a result of our early adoption of the FASB guidance, and because the swap agreements are designated as net investment hedges, changes in the fair value of the cross-currency swap agreements will be recognized as a component of “Foreign currency translation, net of tax” within “Other comprehensive income (loss), net of tax” in the consolidated statement of comprehensive income. In this regard, a favorable foreign currency change in the designated investment value of our foreign subsidiaries that use the Euro as their functional currency generally will be offset by an unfavorable foreign currency change in the cross-currency swap agreements, and vice versa. At December 31, 2020, a 10% fluctuation in the U.S. dollar-to-Euro currency exchange rate would have an approximately $34.4 million impact on the fair value of the notional amount of the cross-currency swap agreements and an offsetting $34.4 million impact on the designated net investment value of the foreign subsidiaries. In addition, in the event of a significant decline in the U.S. dollar-to-Euro exchange rate, our payment obligations to the counterparties could have a material adverse effect on our cash flows. In this regard, if, at the expiration or earlier termination of the swap agreements, the U.S. dollar-to-Euro currency exchange rate has declined by 10% from the rate in effect at December 31, 2020, we would be required to pay approximately $34.4 million to the counterparties. The swap agreements entail risk that the counterparties will not fulfill their obligations under the agreements. However, we believe the risk is reduced because we have entered into separate agreements with three different counterparties, all of whom are large, well-established financial institutions.

Interest Rate Risk
We are exposed to fluctuations in interest rates on our Senior Secured Credit Facilities. Changes in interest rates will not affect the market value of such debt but will affect the amount of our interest payments over the term of the loans. Likewise, an increase in interest rates could have a material impact on our cash flow. As of December 31, 2020, a 100 basis point increase in assumed interest rates for our variable interest credit facilities, before impact of any hedges, would have an annual impact of approximately $11.3 million on interest expense.
We hedge the interest rate fluctuations on debt obligations through interest rate cap agreements. We record the fair value of these hedges as assets or liabilities and the related unrealized gains or losses are deferred in stockholders’ equity as a component of other comprehensive income (loss), net of tax. The interest rate caps had a fair value net asset of $3.7 million and $3.2 million at December 31, 2020 and 2019, respectively. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices.
In July 2016, we entered into interest rate cap agreements, paying a premium of $1.6 million to mitigate interest rate volatility from July 2016 through July 2020 by employing varying cap rates ranging from 1.50% to 3.00% on $1.0 billion of notional variable debt. In November 2018, the Company entered into additional interest rate cap agreements to mitigate interest rate volatility from July 2020 through July 2022, with a cap rate of 3.50% on $500.0 million of notional variable-rate debt and a $0.5 million premium annuitized during the effective period.
In February 2020, we restructured our $500.0 million notional interest rate cap agreements from July 31, 2020 through July 31, 2022 to lower the interest cap rate to 2.50% with a $0.1 million premium annuitized during the effective period. In March 2020, we further restructured our $500.0 million notional interest rate cap agreements from July 31, 2020 through July 31, 2022 to lower the interest rate cap to 0.84% with a $0.9 million premium annuitized during the effective period. Including premiums on the original November 2018 agreement and the February and March 2020 restructurings, the total cumulative annuitized premium of $4.4 million will be paid through July 31, 2022 on our interest rate cap agreements.
In July 2020, we entered into additional interest rate cap agreements to mitigate interest rate volatility from August 2020 to August 2023, with a cap rate of 1.00% on $400.0 million of notional variable-rate debt.
Commodity Risk
We purchase significant amounts of natural gas to supply the energy required in our production processes for our products in each of our segments. Since we are a producer of inorganic chemicals, natural gas provides an energy source for us but is not a direct feedstock for our products. Therefore, exposure to the volatility in energy prices is less than that of producers of organic petrochemicals. We purchase approximately 8.8 million MMBtu’s of natural gas in a given year. Thus, a $1 increase in the cost of natural gas would impact our cost of goods sold by approximately $8.8 million absent hedging. Our purchase agreements with our customers typically provide for the pass through of natural gas price increases; however, there is no guarantee that we will continue to be able to pass through future price increases without loss of existing customers. We also make forward purchases of natural gas related to our production at certain subsidiary locations.
Credit Risk
We are exposed to credit risk on financial instruments to the extent our counterparty fails to perform certain duties as required under the provisions of an agreement. We only transact with counterparties having an appropriate credit rating for the risk involved. Credit exposure is managed through credit approval and monitoring procedures.
Concentration of credit risk can result primarily from trade receivables, for example, with certain customers operating in the same industry or customer groups located in the same geographic region. Credit risk related to these types of receivables is managed through credit approval and monitoring procedures. In the year ended December 31, 2020, we wrote off a nominal amount of bad debt on total sales of $1,107.4 million.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The consolidated financial statements, supplementary information and financial statement schedules of the Company are set forth beginning on page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process, designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made only in accordance with management and board authorizations; and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.

Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2020 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 will be included in our 2021 Proxy Statement, which we intend to file with the SEC within 120 days of our December 31, 2020 fiscal year end, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this Item 11 will be included in our 2021 Proxy Statement, which we intend to file with the SEC within 120 days of our December 31, 2020 fiscal year end, and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 will be included in our 2021 Proxy Statement, which we intend to file with the SEC within 120 days of our December 31, 2020 fiscal year end, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item 13 will be included in our 2021 Proxy Statement, which we intend to file with the SEC within 120 days of our December 31, 2020 fiscal year end, and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item 14 will be included in our 2021 Proxy Statement, which we intend to file with the SEC within 120 days of our December 31, 2020 fiscal year end, and is incorporated herein by reference.

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

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
2.1	Stock Purchase Agreement, dated as of October 15, 2020, by and among PQ Corporation and Potters Buyer, LLC		8-K	001-38221	2.1	10/16/2020
2.2	Stock Purchase Agreement, dated as of February 28, 2021, by and among PQ Group Holdings Inc. and Sparta Aggregator L.P		8-K	001-38221	2.1	03/04/2021
3.1	Second Restated Certificate of Incorporation of PQ Group Holdings Inc.		10-Q	001-38221	3.1	11/14/2017
3.2	Amended and Restated Bylaws of PQ Group Holdings Inc.		S-1/A	333-218650	3.2	9/1/2017
4.1	Indenture, dated as of May 4, 2016, among PQ Corporation, as Issuer, the Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee and Collateral Agent, including the form of Global Note attached as Exhibit A thereto		S-1	333-218650	4.2	6/9/2017
4.2	Indenture, dated as of December 11, 2017, among PQ Corporation, as Issuer, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee		8-K	001-38221	4.1	12/13/2017
4.3	Description of PQ Group Holdings Inc.’s common stock		10-K	001-38221	4.3	12/31/2019
10.1	Term Loan Credit Agreement, dated as of May 4, 2016, by and among PQ Corporation, CPQ Midco I Corporation, the Lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, with Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., Deutsche Bank Securities Inc., Goldman Sachs Lending Partners LLC, Jefferies Finance LLC and KeyBanc Capital Markets Inc., as Joint Lead Arrangers and Joint Bookrunners		S-1	333-218650	10.1	6/9/2017
10.1	New Term Loan Credit Agreement, dated as of July 22, 2020 among CPQ Midco I Corporation, PQ Corporation, Eco Services Operations Corp., Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders from time to time party thereto		8-K	001-38221	10.1	7/28/2020
10.2	First Amendment Agreement, dated as of November 14, 2016, to the Term Loan Credit Agreement dated as of May 4, 2016, among PQ Corporation, CPQ Midco I Corporation, the Guarantors named on the signature pages thereto, JPMorgan Chase Bank, N.A., as an Additional Term Lender, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent		S-1	333-218650	10.2	6/9/2017

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.3	Second Amendment Agreement, dated as of August 7, 2017, to the Term Loan Credit Agreement dated as of May 4, 2016 (as amended by the First Amendment Agreement dated as of November 14, 2016), among PQ Corporation, CPQ Midco I Corporation, the Guarantors named on the signature pages thereto, Citibank, N.A., as an Additional Term Lender, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent		S-1/A	333-218650	10.19	8/14/2017
10.4	Third Amendment Agreement, dated as of February 8, 2018, to the Term Loan Credit Agreement dated as of May 4, 2016 (as amended by the First Amendment Agreement dated as of November 14, 2016 and the Second Amendment Agreement dated as of August 7, 2017) among PQ Corporation, CPQ Midco I Corporation, the Guarantors named on the signature pages thereto, Citibank, N.A., as an Additional Term Lender, and Credit Suisse AG, Cayman Island Branch, as Administrative Agent and Collateral Agent		8-K	001-38221	10.1	2/9/2018
10.5	Fourth Amendment Agreement, dated as of February 7, 2020, to the Term Loan Credit Agreement dated as of May 4, 2016 (as amended by the First Amendment Agreement dated as of November 14, 2016, the Second Amendment Agreement dated as of August 7, 2017 and the Third Amendment Agreement dated as of February 8, 2018) among PQ Corporation, CPQ Midco I Corporation, the Guarantors named on the signature pages thereto, Citibank, N.A., as the replacement lender, and Credit Suisse AG, Cayman Island Branch, as Administrative Agent and Collateral Agent		8-K	001-38221	10.1	2/13/2020
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
			S-1	333-218650	10.3	6/9/2017
10.7	Partnership Agreement, dated as of February 1, 1988, by and between PQ Corporation and Shell Polymers and Catalysts Enterprises Inc.		S-1/A	333-218650	10.10	8/14/2017
10.8	First Amendment to Partnership Agreement, dated January 1, 1993, by and among PQ Corporation, Shell Catalyst Ventures Inc. and CRI Zeolites Inc.		S-1/A	333-218650	10.11	8/14/2017
10.9	Second Amendment to Partnership Agreement, dated October 18, 2002, by and between PQ Corporation and Shell Catalyst Ventures Inc.		S-1/A	333-218650	10.12	8/14/2017
10.10	Third Amendment to Partnership Agreement, dated January 1, 2005, by and between PQ Corporation and CRI Zeolites Inc.		S-1/A	333-218650	10.13	8/14/2017
10.11	Lease Agreement, dated January 1, 2017, by and between The Realty Associates Fund X, L.P. and PQ Corporation		S-1	333-218650	10.4	6/9/2017

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.12	Form of Amended and Restated Stockholders Agreement between PQ Group Holdings Inc. and certain stockholders of PQ Group Holdings Inc.		S-1/A	333-218650	10.5	9/1/2017
10.13*	PQ Group Holdings Inc. 2017 Omnibus Incentive Plan		S-1/A	333-218650	10.14	9/19/2017
10.14*	Form of Stock Option Award Agreement under the PQ Group Holdings Inc. 2017 Omnibus Incentive Plan		S-1/A	333-218650	10.15	9/1/2017
10.15*	Form of Restricted Stock Award Agreement under the PQ Group Holdings Inc. 2017 Omnibus Incentive Plan		S-1/A	333-218650	10.16	9/1/2017
10.16*	Form of Restricted Stock Unit Award Agreement under the PQ Group Holdings Inc. 2017 Omnibus Incentive Plan		S-1/A	333-218650	10.17	9/1/2017
10.17*	Form of Performance Stock Unit Award Agreement under the PQ Group Holdings Inc. 2017 Omnibus Incentive Plan		10-Q	001-38221	10.1	5/10/2019
10.18*	PQ Group Holdings Inc. Stock Incentive Plan		S-1	333-218650	10.6	6/9/2017
10.19*	Form of Nonqualified Stock Option Award Agreement under the PQ Group Holdings Inc. Stock Incentive Plan		S-1	333-218650	10.7	6/9/2017
10.20*	Form of Restricted Stock Agreement under the PQ Group Holdings Inc. Stock Incentive Plan		S-1	333-218650	10.8	6/9/2017
10.21*	Form of Director and Officer Indemnification Agreement		S-1/A	333-218650	10.9	9/1/2017
10.22*	Severance Agreement, dated August 9, 2018, by and between PQ Corporation and Belgacem Chariag		8-K	001-38221	10.2	8/9/2018
10.23*	Severance Agreement, dated August 31, 2017, by and between PQ Corporation and James F. Gentilcore		S-1/A	333-218650	10.18	9/19/2017
10.24*	Letter Agreement, dated August 9, 2018, by and between PQ Corporation, PQ Group Holdings Inc. and James F. Gentilcore		8-K	001-38221	10.1	8/9/2018
10.25*	Separation and General Release Agreement, dated December 21, 2018, by and between PQ Corporation, PQ Group Holdings Inc. and James F. Gentilcore		8-K	001-38221	10.1	12/26/2018
10.26*	Severance Agreement, dated August 31, 2017, by and between PQ Corporation and Michael Crews		S-1/A	333-218650	10.19	9/19/2017
10.27*	Severance Agreement, dated August 31, 2017, by and between PQ Corporation and Scott Randolph		S-1/A	333-218650	10.20	9/19/2017
10.28*	Severance Agreement, dated August 31, 2017, by and between PQ Corporation and Paul Ferrall		S-1/A	333-218650	10.21	9/19/2017
10.29*	Severance Agreement and General Release, dated August 31, 2017, by and between PQ Corporation and Michael R. Boyce		S-1/A	333-218650	10.22	9/19/2017
10.30*	Letter of employment, dated August 30, 2017, by and between PQ Corporation and David Taylor		10-Q	001-38221	10.2	5/10/2019
10.31*	Consent under the August 31, 2017 Severance Agreement, dated March 29, 2019, by and between PQ Corporation and Scott Randolph		10-Q	001-38221	10.3	5/10/2019
10.32*	Transition Agreement and General Release, dated November 15, 2019, between PQ Corporation and David J. Taylor		8-K	001-38221	10.1	11/21/2019
10.33*	Transition Agreement and General Release, dated November 26, 2019, between PQ Corporation and Paul J. Ferrall		8-K	001-38221	10.1	12/03/2019

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.34*	Consulting Agreement, dated November 26, 2019, between PQ Corporation and Paul J. Ferrall		8-K	001-38221	10.2	12/03/2019
10.35*	Amendment to the Severance Agreement, dated August 31, 2017, by and between PQ Corporation and Scott Randolph		10-K	001-38221	10.35	2/27/2020
10.36*	Letter of employment, dated December 8, 2015, by and between PQ Corporation and Ray Kolberg		10-K	001-38221	10.36	2/27/2020
10.37*	Severance Agreement, dated September 25, 2017, by and between PQ Corporation and Joseph S. Koscinksi		10-K	001-38221	10.37	2/27/2020
10.38*	Transition Agreement and General Release and Waiver of Claims, dated December 16, 2020, between PQ Corporation and Scott Randolph		8-K	001-38221	10.1	12/18/2020
10.39*	PQ Group Holdings Inc. 2017 Omnibus Incentive Plan as Amended and Restated		8-K	001-38221	10.1	05/05/2020
10.40*	First Amendment Agreement, dated as of March 20,2020, to the ABL Credit Agreement, dated as of May 4,2016, by and among PQ Corporation, CPQ Midco I Corporation, the Canadian Borrowers from time to time party thereto, the European Borrowers from time to time party thereto, the Guarantors from time to time party thereto, the Replacement Lenders from time to time party thereto, and Citibank, N.A., as Administrative Agent and as Collateral Agent		8-K	001-38221	10.1	05/11/2020
10.41*	Form of Performance Stock Unit Award Agreement under the PQ Group Holdings Inc. 2017 Omnibus Incentive Plan		10-Q	001-38221	10.2	05/11/2020
21.1	Subsidiaries of PQ Group Holdings Inc.	X
23.1
Consent of PricewaterhouseCoopers LLP related to the consolidated financial statements and financial statement schedule of PQ Group Holdings Inc. as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020
		X
23.2
Consent of PricewaterhouseCoopers LLP related to the financial statements of Zeolyst International as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020
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
101
The following financial statements from the Annual Report on Form 10-K of PQ Group Holdings Inc. for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
104	The cover page from the Annual Report on Form 10-K of PQ Group Holdings Inc. for the year ended December 31, 2020, formatted in Inline XBRL	X
* Management contract or compensatory plan
ITEM 16.    FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PQ GROUP HOLDINGS INC.

Date:	March 17, 2021	By:	/s/ MICHAEL CREWS
Michael Crews
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BELGACEM CHARIAG	Chairman of the Board, President and Chief Executive Officer	March 17, 2021
Belgacem Chariag	(Principal Executive Officer)

/s/ MICHAEL CREWS	Executive Vice President and Chief Financial Officer	March 17, 2021
Michael Crews	(Principal Financial and Accounting Officer)

/s/ GREG BRENNEMAN	Director	March 17, 2021
Greg Brenneman

/s/ TIMOTHY WALSH	Director	March 17, 2021
Timothy Walsh

/s/ MARK McFADDEN	Director	March 17, 2021
Mark McFadden

/s/ CHRISTOPHER BEHRENS	Director	March 17, 2021
Christopher Behrens

/s/ ROBERT COXON	Director	March 17, 2021
Robert Coxon

/s/ ANDREW CURRIE	Director	March 17, 2021
Andrew Currie

/s/ JONNY GINNS	Director	March 17, 2021
Jonny Ginns

/s/ KYLE VANN	Director	March 17, 2021
Kyle Vann

/s/ MARTIN S. CRAIGHEAD	Director	March 17, 2021
Martin S. Craighead

/s/ SUSAN F. WARD	Director	March 17, 2021
Susan F. Ward

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of PQ Group Holdings Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of PQ Group Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of condensed parent company information as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill Impairment Assessment - Performance Chemicals Reporting Unit
As described in Notes 2 and 15 to the consolidated financial statements, the Company’s consolidated goodwill balance was $717.7 million as of December 31, 2020, and the goodwill associated with the Performance Chemicals reporting unit was $326.2 million. Management is required to test goodwill associated with each of its reporting units for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that goodwill may be impaired. Management performs its annual goodwill impairment test as of October 1. Goodwill is tested for impairment at the reporting unit level. If the carrying value of a reporting unit exceeds its implied fair value, an impairment charge is recognized. Management applied the market approach to estimate the fair value of the Performance Chemicals reporting unit. The Company recorded a goodwill impairment charge of $260 million in the fourth quarter of 2020 related to the Performance Chemicals reporting unit. In applying the market approach, management estimates the reporting unit fair value using publicly traded comparable company values and applies the selected market multiples to each reporting unit’s trailing twelve months adjusted EBITDA.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Performance Chemicals reporting unit is a critical audit matter are (i) the significant judgment by management when determining the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the significant assumption related to market multiples; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Performance Chemicals reporting unit. These procedures also included, among others, (i) testing management’s process for determining the fair value estimate of the Performance Chemicals reporting unit; (ii) evaluating the appropriateness of the market approach method; (iii) evaluating the reasonableness of the significant assumption used by management related to market multiples; and (iv) testing the completeness and accuracy of the underlying data used in the estimate. Evaluating management’s assumption related to market multiples involved evaluating whether the assumption was reasonable considering (i) the current and past performance of the reporting unit; (ii) consistency with external industry data, and (iii) whether this assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the market approach method and (ii) reasonableness of the significant assumption related to market multiples.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 17, 2021

We have served as the Company’s auditor since 2015.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years ended December 31,
	2020	2019	2018
Sales	$1,107,363	$1,199,914	$1,228,926
Cost of goods sold	834,007	901,512	925,534
Gross profit	273,356	298,402	303,392
Selling, general and administrative expenses	125,294	129,516	131,402
Goodwill impairment charge	260,000	—	—
Other operating expense, net	50,986	21,378	16,427
Operating (loss) income	(162,924)	147,508	155,563
Equity in net income from affiliated companies	(21,237)	(46,022)	(37,569)
Interest expense, net	66,979	87,072	90,758
Debt extinguishment costs	25,028	3,400	7,751
Other (income) expense, net	(6,109)	(2,372)	10,603
(Loss) income from continuing operations before income taxes and noncontrolling interest	(227,585)	105,430	84,020
(Benefit) provision for income taxes	(48,122)	39,677	33,641
Net (loss) income from continuing operations	(179,463)	65,753	50,379
Net (loss) income from discontinued operations, net of tax	(102,241)	14,557	9,242
Net (loss) income	(281,704)	80,310	59,621
Less: Net (loss) income attributable to the noncontrolling interest - continuing operations	(3,198)	617	1,108
Less: Net income (loss) attributable to the noncontrolling interest - discontinued operations	265	154	213
Net (loss) income attributable to PQ Group Holdings Inc.	$(278,771)	$79,539	$58,300

(Loss) income from continuing operations	$(176,265)	$65,136	$49,271
(Loss) income from discontinued operations	(102,506)	14,403	9,029
Net (loss) income attributable to PQ Group Holdings Inc.	$(278,771)	$79,539	$58,300

Net (loss) income per share:
Basic (loss) income per share - continuing operations	$(1.30)	$0.48	$0.37
Diluted (loss) income per share - continuing operations	$(1.30)	$0.48	$0.37

Basic (loss) income per share - discontinued operations	$(0.76)	$0.11	$0.07
Diluted (loss) income per share - discontinued operations	$(0.76)	$0.11	$0.07

Basic (loss) income per share	$(2.06)	$0.59	$0.44
Diluted (loss) income per share	$(2.06)	$0.59	$0.43

Weighted average shares outstanding:
Basic	135,528,977	134,389,667	133,380,567
Diluted	135,528,977	135,548,694	134,684,931
See accompanying notes to consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended December 31,
	2020	2019	2018
Net (loss) income	$(281,704)	$80,310	$59,621
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits	1,938	2,430	(7,958)
Net (loss) gain from hedging activities	166	(2,665)	(330)
Foreign currency translation	(17,519)	22,889	(35,056)
Total other comprehensive income (loss)	(15,415)	22,654	(43,344)
Comprehensive (loss) income	(297,119)	102,964	16,277
Less: Comprehensive (loss) income attributable to noncontrolling interests	(3,856)	1,543	1,392
Comprehensive (loss) income attributable to PQ Group Holdings Inc.	$(293,263)	$101,421	$14,885
See accompanying notes to consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$135,531	$53,861
Accounts receivables, net	132,619	140,044
Inventories, net	127,436	137,622
Prepaid and other current assets	32,554	31,591
Current assets held for sale	—	206,369
Total current assets	428,140	569,487
Investments in affiliated companies	458,452	472,814
Property, plant and equipment, net	983,235	1,011,156
Goodwill	717,738	973,578
Other intangible assets, net	526,303	555,272
Right-of-use lease assets	48,239	48,417
Other long-term assets	35,714	27,373
Long-term assets held for sale	—	663,644
Total assets	$3,197,821	$4,321,741
LIABILITIES
Current maturities of long-term debt	$—	$—
Accounts payable	112,333	114,994
Operating lease liabilities—current	15,194	11,857
Accrued liabilities	73,811	85,410
Current liabilities held for sale	—	58,103
Total current liabilities	201,338	270,364
Long-term debt, excluding current portion	1,400,369	1,843,224
Deferred income taxes	175,901	209,425
Operating lease liabilities—noncurrent	32,019	34,908
Other long-term liabilities	111,015	91,304
Long-term liabilities of held for sale	—	87,198
Total liabilities	1,920,642	2,536,423
Commitments and contingencies (Note 24)
EQUITY
Common stock ($0.01 par); authorized shares 450,000,000; issued shares 137,102,143 and 136,861,382 on December 31, 2020 and 2019, respectively; outstanding shares 136,318,557 and 136,464,961 on December 31, 2020 and 2019, respectively	1,371	1,369
Preferred stock ($0.01 par); authorized shares 50,000,000; no shares issued or outstanding on December 31, 2020 and 2019, respectively	—	—
Additional paid-in capital	1,477,859	1,696,899
(Accumulated deficit) retained earnings	(175,758)	103,013
Treasury stock, at cost; shares 783,586 and 396,421 on December 31, 2020 and 2019, respectively	(11,081)	(6,483)
Accumulated other comprehensive loss	(15,265)	(15,348)
Total PQ Group Holdings Inc. equity	1,277,126	1,779,450
Noncontrolling interest	53	5,868
Total equity	1,277,179	1,785,318
Total liabilities and equity	$3,197,821	$4,321,741
See accompanying notes to consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Shares of Common stock	Common stock	Additional paid-in capital	Retained earnings (accum. deficit)	Shares of Treasury stock	Treasury stock, at cost	Accum. other comp. income (loss)	Non-control ling interest	Total
December 31, 2017	135,244,379	$1,352	$1,655,114	$(32,777)	—	$—	$4,311	$3,919	$1,631,919
Net income	—	—	—	58,300	—	—	—	1,321	59,621
Other comprehensive income (loss)	—	—	—	—	—	—	(43,415)	71	(43,344)
Repurchases of common shares	—	—	—	—	(166,224)	(2,920)	—	—	(2,920)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(726)	(726)
Stock compensation expense	—	—	19,464	—	—	—	—	—	19,464
Shares issued under equity incentive plan, net of forfeitures	513,890	6	125	—	—	—	—	—	131
December 31, 2018	135,758,269	$1,358	$1,674,703	$25,523	(166,224)	$(2,920)	$(39,104)	$4,585	$1,664,145
Cumulative effect adjustment from adoption of new accounting standards	—	—	—	(2,049)	—	—	1,874	—	(175)
December 31, 2018, as adjusted	135,758,269	$1,358	$1,674,703	$23,474	(166,224)	$(2,920)	$(37,230)	$4,585	$1,663,970
Net income	—	—	—	79,539	—	—	—	771	80,310
Other comprehensive income (loss)	—	—	—	—	—	—	21,882	772	22,654
Repurchases of common shares	—	—	—	—	(230,197)	(3,563)	—	—	(3,563)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(260)	(260)
Stock compensation expense	—	—	18,225	—	—	—	—	—	18,225
Shares issued under equity incentive plan, net of forfeitures	1,103,113	11	3,971	—	—	—	—	—	3,982
December 31, 2019	136,861,382	$1,369	$1,696,899	$103,013	(396,421)	$(6,483)	$(15,348)	$5,868	$1,785,318
Net loss	—	—	—	(278,771)	—	—	—	(2,933)	(281,704)
Other comprehensive income (loss)	—	—	—	—	—	—	(14,492)	(923)	(15,415)
Repurchases of common shares	—	—	—	—	(387,165)	(4,598)	—	—	(4,598)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,219)	(1,219)
Dividends paid on common stock ($1.80 per share)	—	—	(243,749)	—	—	—	—	—	(243,749)
Disposal of business	—	—	—	—	—	—	14,575	(740)	13,835
Stock compensation expense	—	—	24,366	—	—	—	—	—	24,366
Shares issued under equity incentive plan, net of forfeitures	240,761	2	343	—	—	—	—	—	345
December 31, 2020	137,102,143	$1,371	$1,477,859	$(175,758)	(783,586)	$(11,081)	$(15,265)	$53	$1,277,179
See accompanying notes to consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(281,704)	$80,310	$59,621
Net loss (income) from discontinued operations	102,241	(14,557)	(9,242)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	114,641	111,032	111,491
Amortization	37,199	40,765	42,440
Goodwill impairment charge	260,000	—	—
Amortization of deferred financing costs and original issue discount	3,750	3,786	4,230
Debt extinguishment costs	22,658	3,400	5,627
Foreign currency exchange (gain) loss	(4,172)	2,410	12,543
Pension and postretirement healthcare benefit expense	879	3,536	2,280
Pension and postretirement healthcare benefit funding	(9,138)	(8,825)	(6,805)
Deferred income tax provision (benefit)	(64,693)	15,489	4,072
Net (gain) loss on asset disposals	(11,392)	(13,207)	4,190
Stock compensation	21,527	16,212	18,419
Equity in net income from affiliated companies	(21,237)	(46,022)	(37,569)
Dividends received from affiliated companies	40,098	40,073	40,195
Net interest income on swaps designated as net investment hedges	(4,963)	(8,480)	(4,859)
Gain on contract termination	—	—	(20,612)
Other, net	(9,479)	(5,292)	(907)
Working capital changes that provided (used) cash, excluding the effect of acquisitions and dispositions:
Receivables	7,031	11,407	(4,191)
Inventories	9,392	(9,981)	(7,165)
Prepaids and other current assets	2,016	2,294	(6,996)
Accounts payable	4,163	(576)	(3,491)
Accrued liabilities	(13,435)	3,886	9,855
Net cash provided by operating activities, continuing operations	205,382	227,660	213,126
Net cash provided by operating activities, discontinued operations	18,216	40,103	35,518
Net cash provided by operating activities	223,598	267,763	248,644
Cash flows from investing activities:
Purchases of property, plant and equipment	(97,135)	(111,102)	(111,795)
Investment in affiliated companies	—	—	(5,000)
Proceeds from business divestiture, net of cash and indebtedness	624,256	—	—
Proceeds from sale of assets	9,375	17,600	12,380
Proceeds from sale of product line	18,000	27,658	—
Proceeds from sale of investment	1,761	—	—
Proceeds from settlement of swaps designated as net investment hedges	—	38,070	—
Net interest proceeds on swaps designated as net investment hedges	4,963	8,480	4,859
Other, net	1,015	475	829
Net cash provided by (used in) investing activities, continuing operations	562,235	(18,819)	(98,727)
Net cash (used in) provided by investing activities, discontinued operations	(10,763)	(16,540)	(20,563)
Net cash (used in) provided by investing activities	551,472	(35,359)	(119,290)

	Years ended December 31,
	2020	2019	2018
Cash flows from financing activities:
Draw down of revolving credit facilities	140,626	177,874	119,134
Repayments of revolving credit facilities	(140,626)	(177,874)	(144,134)
Issuance of long-term debt, net of original issue discount and financing fees	640,340	—	1,267,000
Debt issuance costs	(8,987)	—	(6,395)
Repayments of long-term debt	(1,091,134)	(215,000)	(1,367,959)
Debt prepayment fees	(10,550)	—	—
Dividends paid to stockholders	(243,749)	—	—
Repurchases of common shares	(4,598)	(3,563)	(2,920)
Proceeds from stock options exercised	373	3,975	131
Other, net	(2,868)	(317)	(134)
Net cash used in financing activities, continuing operations	(721,173)	(214,905)	(135,277)
Net cash used in financing activities, discontinued operations	(1,647)	(1,188)	(1,948)
Net cash used in financing activities	(722,820)	(216,093)	(137,225)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11,052	(2,120)	354
Net change in cash, cash equivalents and restricted cash	63,302	14,191	(7,517)
Cash, cash equivalents and restricted cash at beginning of period	73,917	59,726	67,243
Cash, cash equivalents and restricted cash at end of period	$137,219	$73,917	$59,726
Less cash, cash equivalents and restricted cash of discontinued operations	$—	$(18,725)	$(21,127)
Cash, cash equivalents and restricted cash at end of period of continuing operations	$137,219	$55,192	$38,599
For supplemental cash flow disclosures, see Note 28.
See accompanying notes to consolidated financial statements.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

1. Background and Basis of Presentation:
Description of Business
PQ Group Holdings Inc. and subsidiaries (the “Company” or “PQ Group Holdings”) is a leading integrated and innovative global provider of specialty catalysts, chemicals and services. The Company supports customers globally through its strategically located network of manufacturing facilities. The Company believes that its products, which are predominantly inorganic, and services contribute to improving the sustainability of the environment.
Basis of Presentation
The Company has three uniquely positioned specialty businesses: Refining Services provides sulfuric acid recycling to the North American refining industry; Catalysts serves the packaging and engineered plastics industry and the global refining, petrochemical and emissions control industries through its Zeolyst joint venture; and Performance Chemicals supplies diverse product end uses, including personal and industrial cleaning products, fuel-efficient tires, surface coatings, and food and beverage products.
Effective December 14, 2020, the Company completed the sale of its Performance Materials business and the results of operations of this business have been presented as discontinued operations in the consolidated statements of income for all periods presented. See Note 4 for more information on the assets and liabilities classified as held for sale. The notes to the consolidated financial statements, unless otherwise indicated, are on a continuing operations basis.
The Company’s Refining Services segment typically experiences seasonal fluctuations as a result of higher demand for gasoline products in the summer months and lower demand in the winter months. These demand fluctuations result in higher sales and working capital requirements in the second and third quarter.
COVID-19
In March 2020, the outbreak of a novel coronavirus (“COVID-19”) was declared a national emergency in the United States. COVID-19 continues to spread in the United States and other parts of the world and has adversely impacted economic activity and contributed to volatility in financial markets. In response to the COVID-19 pandemic, the federal government and various state, local and foreign governments have issued decrees and orders that have disrupted many businesses and implemented social distancing, travel and other restrictions. In response to these restrictions, the Company has taken a variety of actions, including an international travel ban, distribution of personal protective equipment to employees and work-at-home requirements for many of the Company’s employees who are not an integral part of its manufacturing operations. The Company has also implemented and refined its existing business continuity plans in an effort to minimize operational disruptions. The Company’s manufacturing operations, as well as the operations of its key vendors and the majority of its key customers, have continued to operate with limited interruptions. The extent and timing of the impact of the COVID-19 pandemic on the Company’s business led to lower sales volume demand beginning in the second quarter of 2020. The Company is not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of the issuance of the consolidated financial statements. These estimates may change, as the pandemic continues to evolve and the duration remains uncertain, and may adversely impact the Company’s results of operations, financial condition or cash flow.

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
Foreign Currency Translation. All assets and liabilities of foreign subsidiaries and affiliated companies are translated to U.S. dollars using exchange rates in effect at the balance sheet date. Adjustments resulting from translation of the balance sheets and intercompany loans, which are considered permanent, are included in stockholders’ equity as part of accumulated other comprehensive income (loss). Adjustments resulting from translation of certain intercompany loans, which are not considered permanent and are denominated in foreign currencies, are included in other (income) expense, net in the consolidated statements of income. The Company considers intercompany loans to be of a permanent or long-term nature if management expects and intends that the loans will not be repaid. For the years ended December 31, 2020, 2019 and 2018, all intercompany loan arrangements were determined to be non-permanent based on management’s intention as well as actual lending and repayment activity. Therefore, the foreign currency transaction gains or losses associated with the intercompany loans were recorded in the consolidated statements of income for the years ended December 31, 2020, 2019 and 2018.
Income and expense items are translated at average exchange rates during the year. Net foreign currency exchange (gains) and losses included in other (income) expense, net were $(4,172), $2,410 and $12,543 for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively. The net foreign currency losses realized in 2020 were driven by the non-permanent intercompany debt denominated in local currency and translated to U.S. dollars. The net foreign currency losses realized in 2019 and in 2018 were primarily driven by the Euro-denominated term loan (which was settled as part of the February 2018 term loan refinancing, see Note 17 to these consolidated financial statements for further information) and the non-permanent intercompany debt denominated in local currency and translated to U.S. dollars.
Cash and Cash Equivalents. Cash and cash equivalents include highly liquid investments with original terms to maturity of 90 days or less from the time of purchase.
Restricted Cash. Restricted cash, which is restricted as to withdrawal or usage, is classified separately from cash and cash equivalents on the Company’s consolidated balance sheets. The Company’s total restricted cash balances were $1,688 and $1,331 as of December 31, 2020 and 2019, respectively, and are included on the Company’s consolidated balance sheets as other current assets.
Accounts Receivable and Allowance for Credit Losses. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable and is reviewed during each reporting period over their contractual life. The Company recognizes an allowance for credit losses based on historical collection experience, current regional economic and market conditions, the aging of accounts receivable and assessments of current creditworthiness of customers. Account balances are charged against the allowance when the Company believes it is probable that the associated receivables will not be recovered. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required. The Company does not have any off-balance sheet credit exposure related to its customers. As of December 31, 2020 and 2019, the Company’s allowance for credit losses was $1,521 and $2,068, respectively.
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
The Company capitalizes the interest cost associated with the development and construction of significant new plant and equipment and depreciates that amount over the lives of the related assets. Capitalized interest recorded during the years ended December 31, 2020, 2019 and 2018 was $1,780, $1,981 and $3,576, respectively.
Leases. The Company has operating and finance lease agreements with remaining lease terms as of December 31, 2020 of up to 30 years, including leases of land, buildings, railcars, vehicles, manufacturing equipment and general office equipment. Some leases include options to terminate or extend for one or more years. These options are incorporated in the Company’s lease term when it is reasonably certain that the option will be exercised. Some leases include options to purchase, which the Company assesses under the guidance to determine if these leases should be classified as finance lease agreements.
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
Goodwill and Intangible Assets. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a former business combination that are not individually identified and separately recognized. The Company is required to test goodwill associated with each of its reporting units for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that goodwill may be impaired. The Company performs its annual goodwill impairment test as of October 1.
Goodwill is tested for impairment at the reporting unit level. In performing tests for goodwill impairment, the Company is able to use its discretion to first perform an optional qualitative assessment about the likelihood of the carrying value of a reporting unit exceeding its fair value. The qualitative assessment need not be applied to all reporting units. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount based on the qualitative assessment, the Company will perform a quantitative goodwill impairment test to identify the potential goodwill impairment and measure the amount of the goodwill impairment loss, if any, to be recognized for that reporting unit. For the annual assessments in 2020 and 2019, the Company bypassed the option to perform the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test for each of our reporting units. The quantitative test identifies both the potential existence of impairment and the amount of impairment loss.
In applying the quantitative test, the Company calculates and compares the reporting unit’s estimated fair value to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of a reporting unit exceeds its implied fair value, an impairment charge is recognized, requiring recognition of a goodwill impairment charge for the differential up to the carrying value of goodwill. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit and the loss establishes a new basis in the goodwill. Subsequent reversal of an impairment loss is not permitted.
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
Fair Value Measurements. The Company measures fair value using the guidelines under U.S. generally accepted accounting principles (“GAAP”). An asset’s fair value is defined as the price at which the asset could be exchanged in a current transaction between market participants. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a market participant, not the amount that would be paid to settle the liability with the creditor. See Note 6 to these consolidated financial statements regarding the application of fair value measurements.
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
Shipping and Handling Costs. Amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and are classified as revenue. Costs related to shipping and handling of products shipped to customers are classified as cost of goods sold. Refer to Note 5 for disclosures regarding the recognition of revenue for shipping and handling costs that are billed to customers.
Research and Development. Research and development costs of $11,597, $12,514 and $13,719 for the years ended December 31, 2020, 2019 and 2018, respectively, were expensed as incurred and reported in selling, general and administrative expenses in the consolidated statements of income.
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
The following table includes the changes in the Company’s ARO liability during the years ended December 31, 2020 and 2019:

	Years ended December 31,
	2020	2019
Beginning balance	$4,555	$4,224
Accretion expense	342	311
Foreign exchange impact	46	20
Ending balance	$4,943	$4,555

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

3. New Accounting Standards:
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
In August 2018, the FASB issued guidance which modifies certain disclosure requirements over fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, including all interim periods within that fiscal year. The Company adopted the new guidance effective January 1, 2020. The Company does not currently classify any of its derivative contracts or restoration plan assets as Level 3 assets or liabilities, nor did the Company have any transfers amongst fair value levels during the year ended December 31, 2020. As a result, the guidance did not have an impact on Company’s the fair value measurement disclosures upon adoption.
In January 2017, the FASB issued guidance which eliminates the second step from the traditional two-step goodwill impairment test. Under current guidance, an entity performed the first step of the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount; if an impairment loss was indicated, the entity computed the implied fair value of goodwill to determine whether an impairment loss existed, and if so, the amount to recognize. Under the new guidance, an impairment loss is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value (the Step 1 test), with no further testing required. Any impairment loss recognized is limited to the amount of goodwill allocated to the reporting unit. The new guidance is effective for public companies that are Securities and Exchange Commission (“SEC”) registrants for fiscal years beginning after December 15, 2019. The Company adopted the new guidance on January 1, 2020, and applied the guidance prospectively to its goodwill impairment tests.
Accounting Standards Not Yet Adopted as of December 31, 2020
In December 2019, the FASB issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The new guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.
In March 2020, the FASB issued guidance to address certain accounting consequences from the anticipated transition from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The new guidance contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based on matches the index of the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

4. Performance Materials Divestiture:
On December 14, 2020, the Company completed the sale of its Performance Materials business to Potters Buyer, LLC (the “Purchaser”), an affiliate of The Jordan Company, L.P., for a purchase price of $650,000. The net cash proceeds to the Company from the sale were $624,256 after certain customary adjustments for indebtedness, working capital and cash at the closing of the transaction. The Company classified the proceeds within net cash provided by (used in) investing activities – continuing operations in the consolidated statements of cash flows and used the net proceeds from the sale as well as cash on hand to pay down debt and issue a special cash dividend of $1.80/share to stockholders.
In the fourth quarter of 2020, the Performance Materials business met the criteria set forth in Accounting Standards Codification 205-20, Presentation of Financial Statements – Discontinued Operations (“ASC 205-20”), as the sale represents a strategic shift that will have a major effect on the Company’s operations and financial results. As a result, the Company’s consolidated financial statements for all periods presented reflect the Performance Materials business as a discontinued operation. The divested business was historically reported in the Performance Materials reportable segment, with the exception of certain Australian operations that were historically reported in the Performance Chemicals reportable segment.
The total transaction costs incurred in connection with the sale were approximately $13,161 for the year ended December 31, 2020. The Company recorded a pre-tax loss on sale of $70,878, which is included in (loss) income from discontinued operations, net of tax in the Company’s consolidated statements of income for the year ended December 31, 2020. The following is a reconciliation of the loss recorded on the sale:

Net proceeds received from the sale of Performance Materials	$624,256
Transaction costs	(13,161)
Net assets derecognized	(681,973)
Loss on sale of Performance Materials	$(70,878)

In connection with the sale of Performance Materials and the related loss, as noted above, the Company has recognized a tax expense of $58,008 within discontinued operations.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table summarizes the results of discontinued operations for the periods presented:

	Years ended December 31,
	2020	2019	2018
Sales	$342,738	$373,686	$386,921
Cost of goods sold	251,917	281,566	308,679
Selling, general and administrative expenses	33,195	37,364	37,226
Other operating expense, net	18,289	14,462	13,023
Operating income	39,337	40,294	27,993
Equity in net income from affiliated companies	(37)	(12)	(42)
Interest expense, net (1)	16,210	24,453	22,965
Other (income) expense, net	(3,481)	274	474
Loss on sale of Performance Materials	70,878	—	—
(Loss) Income from discontinued operations before income tax	(44,233)	15,579	4,596
Provision (benefit) for income taxes	58,008	1,022	(4,646)
(Loss) income from discontinued operations, net of tax	$(102,241)	$14,557	$9,242

(1)    The closing of the transaction triggered the Company’s obligation to provide partial repayment under both its Amended and Restated Term Loan Credit Agreement, dated May 4, 2016, and its New Term Loan Credit Agreement, dated as of July 22, 2020. As such, interest expense has been allocated to discontinued operations on the basis of the Company’s mandatory repayment of $275,787 of the Senior Secured Term Loan Facility due February 2027 and its mandatory payment of $188,722 of the New Senior Secured Term Loan Facility due February 2027.

Net income attributable to the noncontrolling interest related to the Performance Materials business, net of tax was $265, $154, and $213 for the years ended December 31, 2020, 2019, and 2018, respectively.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table summarizes the assets and liabilities of discontinued operations at December 31, 2019:

December 31, 2019
ASSETS
Cash and cash equivalents	$18,423
Accounts receivables, net	40,484
Inventories, net	143,323
Prepaid and other current assets	4,139
Investments in affiliated companies	115
Property, plant and equipment, net	175,614
Goodwill	286,227
Other intangible assets, net	121,113
Right-of-use lease assets	8,878
Other long-term assets	71,697
Total assets held for sale	$870,013
LIABILITIES
Notes payable and current maturities of long-term debt	$7,766
Accounts payable	30,267
Operating lease liabilities—current	3,326
Accrued liabilities	16,744
Long-term debt, excluding current portion	55,972
Deferred income taxes	8,612
Operating lease liabilities—noncurrent	5,248
Other long-term liabilities	17,366
Total liabilities held for sale	$145,301

In connection with the transaction, the Company entered into a Transition Services Agreement with the Purchaser pursuant to which the Purchaser is receiving certain services to provide for the orderly transition of various functions and processes after the closing of the transaction. The services under the Transition Services Agreement include information technology, accounting, tax, financial services, human resources, facilities, and other administrative support services. These services are being provided at cost for a period of 9 months, with three 30-day extensions available.

Additionally, in connection with the transaction, the Company entered into various supply agreements with the Purchaser. Cash flows associated with these transition services and supply agreements are not expected to be material to the Company’s results of operations.

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
As described above, the Company’s MSAs with its customers may outline prices for individual products or contract provisions. MSAs in the Company’s Performance Chemicals and Refining Services segments may contain provisions whereby raw material costs are passed-through to the customer per the terms of their contract. The Company’s exposure to fluctuations in raw material prices is limited, as the majority of pass-through contract provisions reset based on fluctuations in the underlying raw material price. MSAs in the Company’s Refining Services segment also contain take-or-pay arrangements, whereby the customer would incur a penalty in the form of a volume shortfall fee. During the year ended December 31, 2020, some customers fell short of monthly orders due to the pandemic and take-or-pay were acted upon. In 2019, there have been no issues in which Refining Services customers failed to meet their contractual obligations. Revenue from product sales are recorded at the sales price, which includes estimates of variable consideration for which reserves are established and which result from discounts, returns or other allowances that are offered within contracts between the Company and its customers.
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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Refining Services
Contracts between the Company’s Refining Services segment and its customers are typically evidenced by entering into a MSA which generally has a term in excess of one year. Though each MSA is unique, the terms may include performance obligations such as stand-ready provisions and minimum purchase requirements. Stand-ready provisions within these contracts are billed on a monthly basis, as the performance obligation resets on a monthly basis and does not carry-over to the following month. Certain of the Company’s Refining Services MSAs contain minimum purchase requirements that expire within the calendar year. The Company reviews each contract with minimum purchase requirements to determine if the customer will meet the provisions within the current calendar year. During the years ended December 31, 2020 and 2019, there have been no issues in which Refining Services customers failed to meet their contractual obligations. Contracts within Refining Services may also contain raw material pricing adjustments which are typically based on a commodity index or Refining Services’ cost to acquire the commodity. These raw material pass-through provisions reset on a periodic basis and prospectively adjust the raw material cost component of the goods sold to the customer. The Company accounts for the raw material costs on a prospective basis, as the price changes affect the future consideration of the sale of goods.
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
Contract Assets and Liabilities
A contract asset is a right to consideration in exchange for goods that the Company has transferred to a customer when that right is conditional on something other than the passage of time. A contract liability exists when the Company receives consideration in advance of the fulfillment of its performance obligations. The Company has no contract assets recorded on its consolidated balance sheets as of December 31, 2020 and 2019, respectively.
The Company recognized a €10,216 ($11,486) contract liability associated with the sale of its magnesium silicate product line in July 2020, of which €9,202 ($11,318) of deferred revenue remained as of December 31, 2020. The Company recognized revenue of €1,014 ($1,197) related to this contract liability during the year ended December 31, 2020. Refer to Note 8 of these condensed consolidated financial statements for additional information related to the sale of the product line.
The Company recognized a $9,000 contract liability associated with the sale of a portion of its sulfate salts product line in June 2019, of which $2,070 and $6,450 of deferred revenue remained as of December 31, 2020 and 2019, respectively. The Company recognized revenue of $4,374 and $2,550 related to this contract liability during the year ended December 31, 2020 and 2019, respectively. Refer to Note 8 of these consolidated financial statements for additional information related to the sale of the product line.

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
• Silica gels for surface coatings
Fuels & emission control	• Refinery catalysts
• Emission control catalysts
• Catalyst recycling services
Packaging & engineered plastics	• Catalysts for high-density polyethlene and chemicals syntheses
• Antiblocks for film packaging
• Sulfur derivatives for nylon production
• Silicate precursors for catalysts used in plastics manufacturing
• Silicate for catalyst manufacturing
Consumer products	• Silica gels for edible oil and beer clarification
• Precipitated silicas, silicates and zeolites for the dentifrice and dishwasher and laundry detergent applications
Natural resources	• Silicates for drilling muds
• Silicates and alum for water treatment mining
• Bleaching aids for paper

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table disaggregates the Company’s sales, by segment and end use, for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31, 2020
	Refining Services	Catalysts	Performance Chemicals	Total
Industrial & process chemicals	$70,648	$125	$279,296	$350,069
Fuels & emission control(1)	225,042	—	—	225,042
Packaging & engineered plastics	38,772	93,882	47,451	180,105
Consumer products	—	—	235,792	235,792
Natural resources	67,451	—	52,165	119,616
Total segment sales	401,913	94,007	614,704	1,110,624
Inter-segment sales eliminations	(3,256)	(5)	—	(3,261)
Total	$398,657	$94,002	$614,704	$1,107,363

	Year ended December 31, 2019
	Refining Services	Catalysts	Performance Chemicals	Total
Industrial & process chemicals	$80,661	$96	$299,651	$380,408
Fuels & emission control(1)	252,294	—	—	252,294
Packaging & engineered plastics	48,056	85,571	51,725	185,352
Consumer products	—	—	260,495	260,495
Natural resources	66,070	—	58,692	124,762
Total segment sales	447,081	85,667	670,563	1,203,311
Inter-segment sales eliminations	(3,397)	—	—	(3,397)
Total	$443,684	$85,667	$670,563	$1,199,914

	Year ended December 31, 2018
	Refining Services	Catalysts	Performance Chemicals	Total
Industrial & process chemicals	$77,866	$86	$315,827	$393,779
Fuels & emission control(1)	246,452	—	—	246,452
Packaging & engineered plastics	59,168	72,013	53,623	184,804
Consumer products	—	—	272,187	272,187
Natural resources	72,076	—	62,865	134,941
Total segment sales	455,562	72,099	704,502	1,232,163
Inter-segment sales eliminations	(3,237)	—	—	(3,237)
Total	$452,325	$72,099	$704,502	$1,228,926

(1)    As described in Note 1, the Company experiences seasonal sales fluctuations to customers in the fuels & emission control end use.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

6. Fair Value Measurements:
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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts (Note 19)	$3,249	$—	$3,249	$—
Restoration plan assets	3,724	3,724	—	—
Total	$6,973	$3,724	$3,249	$—

Liabilities:
Derivative contracts (Note 19)	$34,466	$—	$34,466	$—

	December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts (Note 19)	$3,928	$—	$3,928	$—
Restoration plan assets	4,199	4,199	—	—
Total	$8,127	$4,199	$3,928	$—

Liabilities:
Derivative contracts (Note 19)	$11,376	$—	$11,376	$—

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a non-recurring basis as of December 31, 2020 (there were no such assets or liabilities measured during the year ended December 31, 2019). The Company performed its annual impairment test on its goodwill on October 1, 2020, and determined that an impairment existed with respect to the Performance Chemicals segment. As a result, the Company recorded a non cash goodwill impairment charge of $260,000. Refer to Note 15 to these consolidated financial statements for a description of the valuation techniques the Company utilized to determine such fair value and for the results of the impairment testing procedures performed.

	As of December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Assets:
Goodwill(1)	$717,738	$—	$717,738	$—	$(260,000)

(1) Goodwill with a carrying amount of $973,578 was written down to $717,738 as part of the Company’s annual impairment assessment on October 1, 2020. This resulted in an impairment charge of $260,000 on the consolidated statements of income.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Restoration plan assets
The fair values of the Company’s restoration plan assets are determined through quoted prices in active markets. Restoration plan assets are assets held in a Rabbi trust to fund the obligations of the Company’s defined benefit supplementary retirement plans and include various stock and fixed income mutual funds. See Note 21 to these consolidated financial statements regarding defined benefit supplementary retirement plans. The Company’s restoration plan assets are included in other long-term assets on its consolidated balance sheets. Gains and losses related to these investments are included in other expense, net in the Company’s consolidated statements of income. Unrealized gains associated with the underlying stock and fixed income mutual funds were $545 and $944 as of December 31, 2020 and 2019, respectively and an unrealized loss of $346 as of December 31, 2018.
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
The Company has interest rate caps and cross currency swaps that are fair valued using Level 2 inputs. In addition, the Company applies a credit valuation adjustment to reflect credit risk which is calculated based on credit default swaps. To the extent that the Company’s net exposure under a specific master agreement is an asset, the Company utilizes the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company utilizes a default swap rate comparable to PQ Group Holdings. The credit valuation adjustment is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the Company’s liabilities or that a market participant would be willing to pay for the Company’s assets.
7. Stockholders' Equity:
Accumulated Other Comprehensive Income (Loss)
The following table presents the components of accumulated other comprehensive income (loss), net of tax, as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Amortization and unrealized gains (losses) on pension and postretirement plans, net of tax of $(1,649) and $(994)	$5,278	$3,568
Net changes in fair values of derivatives, net of tax of $549 and $604	(660)	(1,838)
Foreign currency translation adjustments, net of tax of $1,223 and $7,474	(19,883)	(17,078)
Accumulated other comprehensive loss	$(15,265)	$(15,348)

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table presents the tax effects of each component of other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018:

	Years ended December 31,
	2020			2019			2018
	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount
Defined benefit and other postretirement plans:
Amortization of net gains and (losses)	$2,824	$(712)	$2,112	$2,970	$(423)	$2,547	$(10,279)	$2,380	$(7,899)
Amortization of prior service cost	(232)	58	(174)	(156)	39	(117)	(78)	19	(59)
Benefit plans, net	2,592	(654)	1,938	2,814	(384)	2,430	(10,357)	2,399	(7,958)
Net (loss) gain from hedging activities	221	(55)	166	(3,553)	888	(2,665)	(441)	110	(331)
Foreign currency translation(1)	(11,268)	(6,251)	(17,519)	20,539	2,350	22,889	(39,419)	4,364	(35,055)
Other comprehensive income (loss)	$(8,455)	$(6,960)	$(15,415)	$19,800	$2,854	$22,654	$(50,217)	$6,873	$(43,344)

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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table presents the change in accumulated other comprehensive income (loss), net of tax, by component for the years ended December 31, 2020 and 2019:

	Defined benefit and other postretirement plans	Net gain (loss) from hedging activities	Foreign currency translation	Total
December 31, 2018	$(546)	$637	$(39,195)	$(39,104)
Other comprehensive income (loss) before reclassifications	2,497	(3,388)	22,117	21,226
Amounts reclassified from accumulated other comprehensive income(1)	(67)	723	—	656
Net current period other comprehensive loss	2,430	(2,665)	22,117	21,882
Tax Cuts and Jobs Act, reclassification from AOCI to retained earnings	1,684	190	—	1,874
December 31, 2019	3,568	(1,838)	(17,078)	(15,348)
Other comprehensive income (loss) before reclassifications	1,850	125	(16,596)	(14,621)
Amounts reclassified from accumulated other comprehensive income(1)	88	41	—	129
Disposal of business	(228)	1,012	13,791	14,575
Net current period other comprehensive income (loss)	1,710	1,178	(2,805)	83
December 31, 2020	$5,278	$(660)	$(19,883)	$(15,265)

(1)    See the following table for details about these reclassifications. Amounts in parentheses indicate debits.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table presents the reclassifications out of accumulated other comprehensive income for the years ended December 31, 2020 and 2019.

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income(1)		Affected Line Item in the Statements of Income
	Years ended December 31,
	2020	2019
Amortization of defined benefit and other postretirement plans:
Prior service credit (cost)	$119	$133	Other income (expense)(2)
Actuarial gains (losses)	(232)	(21)	Other income (expense)(2)
	(113)	112	Total before tax
	25	(45)	Tax benefit (expense)
	$(88)	$67	Net of tax

Gains and losses on cash flow hedges:
Interest rate caps	$(54)	$(625)	Interest expense
Natural gas swaps	—	(335)	Cost of goods sold
	(54)	(960)	Total before tax
	13	237	Tax benefit
	$(41)	$(723)	Net of tax

Total reclassifications for the period	$(129)	$(656)	Net of tax

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
From the announcement date of the program through December 31, 2020, the Company repurchased 211,700 shares on the open market at an average price of $9.73 for a total of $2,059. As of December 31, 2020, $47,941 was available for additional share repurchases under the program.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Dividends Paid
On December 14, 2020, the Company’s Board of Directors declared a special cash dividend of $1.80 per share, using after tax cash proceeds and cash on hand from the sale of the Performance Materials business. The dividend was paid to our stockholders of record at the close of business on December 21, 2020. Refer to Note 4 of these consolidated financial statements for additional details.
8. Dispositions:
Magnesium Silicate Product Line Sale
On July 1, 2020, the Company completed the sale of its magnesium silicate product line within its Performance Chemicals segment for $18,000 and recorded a pre-tax gain on sale of $4,958. The transaction was recorded as an asset sale, with the gain on disposition included in the other operating expense, net line item in the Company’s condensed consolidated statement of income for the year ended December 31, 2020 (see Note 9 to these condensed consolidated financial statements for additional details). At the time of disposition, the carrying value of the Company’s inventory related to this non-core product line was $1,556. The Company allocated $11,486 of the consideration received to a contract liability for deferred revenue.
Concurrent with the product line sale, the Company entered into a tolling arrangement with the buyer in which the Company agreed to manufacture the product for the buyer through June 2025. The Company deferred $11,486 of the $18,000 consideration received as a liability, to be recognized as the Company executes its performance obligations over the term of the contractual agreement with the buyer.
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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

At the time of disposition, the Company derecognized $10,735 of property, plant and equipment and accounted for the leased asset as an operating lease. A right-of-use lease asset of $3,588 and lease liability of $3,524 was recorded at December 31, 2020, based on the present value of the lease payments and future demolition costs associated with the lease.
9. Other Operating Expense, Net:
A summary of other operating expense, net is as follows:

	Years ended December 31,
	2020	2019	2018
Amortization expense	$26,923	$26,888	$27,258
Transaction and other related costs(1)	8,274	407	491
Restructuring, integration and business optimization costs(2)	13,028	2,692	5,819
Net (gain) loss on asset disposals(3)	(134)	(13,207)	4,190
Insurance recoveries(4)	—	—	(5,480)
Write-off of long-term supply contract obligation (Note 25)	—	—	(20,612)
Environmental related costs	1,092	2,522	638
Other, net	1,803	2,076	4,123
	$50,986	$21,378	$16,427

(1)Transaction and other related costs during the year ended December 31, 2020 primarily related to costs incurred from the strategic review of the Company’s Performance Chemicals business. Refer to Note 29 of these consolidated financial statements for additional details.
(2)During the year ended December 31, 2020, the Company’s results were impacted by costs associated with the execution of the Company’s strategic initiatives. The costs incurred during the year ended December 31, 2020 primarily relate to demolition and decommissioning costs related to various asset sales. The costs incurred during the years ended December 31, 2019 and 2018 relate to severance charges for certain executives and employees, transition/duplicate staffing, professional fees and other expenses related to the Company’s organization changes.
(3)During the year ended December 31, 2020, the Company recognized a gain of $4,958 related to the sale of a product line and a gain of $672 related to the sale of its interest in the Quaker Holdings joint venture, which were offset by fixed asset write-offs. During the year ended December 31, 2019, the Company recognized a gain of $11,518 related to the sale of a product line and a gain of $7,150 related to a property sale, which were partially offset by fixed asset write-offs. Refer to Note 8 of these consolidated financial statements for additional details.
(4)During the year ended December 31, 2018, the Company recognized $6,450 of insurance recoveries in its consolidated statement of income related to the Company’s claim for losses sustained during Hurricane Harvey in August 2017. For the year ended December 31, 2018, $5,480 was recorded as a gain in other operating expense, net, as reimbursement of expenses, $207 was recorded as a gain in net loss on asset disposals within other operating expense, net, for the Company’s previously recognized property losses, and $763 represented recoveries in excess of the Company’s property losses which was recorded as a non-operating gain in other expense, net, in the Company’s consolidated statement of income.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

10. Inventories, Net:
Inventories, net are classified and valued as follows:

	December 31,
	2020	2019
Finished products and work in process	$102,388	$106,980
Raw materials	25,048	30,642
	$127,436	$137,622

Valued at lower of cost or market:
LIFO basis	$55,283	$60,190
Valued at lower of cost and net realizable value:
FIFO or average cost basis	72,153	77,432
	$127,436	$137,622

The domestic inventory acquired as part of a previous business combination is valued based on the LIFO method. Therefore, the fair value allocated to the acquired LIFO inventory was treated as the new base inventory value. If inventories valued under the LIFO basis had been valued using the FIFO method, inventories would have been $4,255 lower and $974 higher than reported as of December 31, 2020 and 2019, respectively, driven primarily by the purchase accounting fair value step-up of the LIFO inventory base value associated with the business combination.
11. Investments in Affiliated Companies:
The Company accounts for investments in affiliated companies under the equity method. Affiliated companies accounted for on the equity method as of December 31, 2020 are as follows:

Company	Country	Percent Ownership
PQ Silicates Ltd.	Taiwan	50%
Zeolyst International	USA	50%
Zeolyst C.V.	Netherlands	50%

Following is summarized information of the combined investments(1):

	December 31,
	2020	2019
Current assets	$219,002	$248,685
Noncurrent assets	254,416	256,104
Current liabilities	66,423	52,638
Noncurrent liabilities	36,788	5,950

	Years ended December 31,
	2020	2019	2018
Sales	$278,414	$380,381	$351,839
Gross profit	89,471	144,828	126,505
Operating income	54,010	106,195	88,294
Net income	55,722	107,112	88,411

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
The Company’s investments in affiliated companies balance as of December 31, 2020 and 2019 includes net purchase accounting fair value adjustments of $243,899 and $250,532, respectively, related a prior business combination, consisting primarily of goodwill and intangible assets such as customer relationships, technical know-how and trade names. Consolidated equity in net income from affiliates is net of $6,634, $7,534 and $6,634 of amortization expense related to purchase accounting fair value adjustments for the years ended December 31, 2020, 2019 and 2018, respectively.
The following table summarizes the activity related to the Company’s investments in affiliated companies balance on the consolidated balance sheets:

	Years ended December 31,
	2020	2019
Balance at beginning of period	$472,814	$468,055
Equity in net income of affiliated companies	27,871	53,556
Charges related to purchase accounting fair value adjustments	(6,634)	(7,534)
Dividends received	(40,989)	(40,073)
Foreign currency translation adjustments	5,390	(1,190)
Balance at end of period	$458,452	$472,814

The Company had net receivables due from affiliates of $3,814 and $3,586 as of December 31, 2020 and 2019, respectively, which are included in prepaid and other current assets. Net receivables due from affiliates are generally non-trade receivables. Sales to affiliates were $9,144, $4,181 and $2,823 for the years ended December 31, 2020, 2019 and 2018, respectively. The Company did not purchase goods from affiliates during the years ended December 31, 2020, 2019 and 2018.
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
During the year ended December 31, 2019, the original IRB financing structure from December 2013 was exhausted. In order to fund future plant expansions, the Company entered into an additional IRB financing structure on December 19, 2019 with similar terms and conditions, which also provides for 75% real estate tax abatement on the value of future improvements. The financing obligations and the industrial bonds receivable have been presented net, as the financing obligations and the industrial bonds meet the criteria for right of set off conditions under GAAP.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

12. Property, Plant and Equipment:
A summary of property, plant and equipment, at cost, and related accumulated depreciation is as follows:

	December 31,
	2020	2019
Land	$158,517	$160,321
Buildings	168,204	160,653
Machinery and equipment	1,097,949	1,027,775
Construction in progress	78,641	76,242
	1,503,311	1,424,991
Less: accumulated depreciation	(520,076)	(413,835)
	$983,235	$1,011,156

Depreciation expense was $114,641, $111,032 and $111,491 for the years ended December 31, 2020, 2019 and 2018, respectively.
13. Leases:
Operating lease costs of $16,817 and $15,125 are included in cost of goods sold and in selling, general and administrative expenses on the consolidated statement of income for the year ended December 31, 2020 and 2019, respectively. Finance lease, short-term lease and variable lease costs for the years ended December 31, 2020 and 2019 were not material. Lease income is not material to the results of operations for the years ended December 31, 2020 and 2019.
The Company entered into a sale-leaseback transaction during the year ended December 31, 2019. Disclosures related to this transaction can be found within Note 8 to these consolidated financial statements.
The table below presents the operating and finance right-of-use lease assets and lease liabilities recognized on the consolidated balance sheet as of December 31, 2020 and 2019:

	Classification	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Right-of-use lease assets	$48,239	$48,417
Finance lease assets	Property, plant and equipment, net	1,752	1,556
Total leased assets		$49,991	$49,973

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities—current	$15,194	$11,857
Finance lease liabilities	Accrued liabilities	262	185

Noncurrent:
Operating lease liabilities	Operating lease liabilities—noncurrent	32,019	34,908
Finance lease liabilities	Other long-term liabilities	366	315
Total lease liabilities		$47,841	$47,265

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The Company’s weighted average remaining lease term and weighted average discount rate for operating and financing leases as of December 31, 2020 are as follows:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term (in years):
Operating leases	5.18	5.51
Finance leases	2.45	2.65

Weighted average discount rate:
Operating leases	5.55%	5.66%
Finance leases	4.67%	4.67%

Maturities of lease liabilities as of December 31, 2020 are as follows:

Year	Operating Leases	Finance Leases
2021	$17,363	$406
2022	10,707	161
2023	8,655	40
2024	6,404	35
2025	3,917	8
Thereafter	7,785	—
Total lease payments	54,831	650
Less: Interest	(7,618)	(22)
Total lease liabilities	$47,213	$628

(1)     Refer to the above table regarding the Company’s right-of-use lease assets and lease liabilities for the presentation of the lease liabilities in the Company’s consolidated balance sheet at December 31, 2020.
The following table presents other information related to the Company’s operating and finance leases and the impact on the Company’s consolidated statement of cash flows:

	Years ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Payments on operating leases included in operating cash flows	$16,135	$14,814
Interest payments under finance lease obligations included in operating cash flows	21	26
Principal payments under finance lease obligations included in financing cash flows	209	177

Right-of-use assets obtained in exchange for new lease liabilities (non-cash):
Operating leases	14,439	8,798
Finance leases	353	—

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Under prior lease guidance, total rent expense related to the Company’s various leasing arrangements was $20,594 for the year ended December 31, 2018. Rent expense for the year ended December 31, 2018 included both lease and non-lease costs related to leasing arrangements in place during those years.
14. Reportable Segments:
The Company has organized its business around three operating segments based on the review of discrete financial results for each of the operating segments by the Company’s chief operating decision maker (the Company’s Chairman of the Board, President and Chief Executive Officer), or CODM, for performance assessment and resource allocation purposes. Each of the Company’s operating segments represents a reportable segment under GAAP. The Company’s reportable segments are organized based on the nature and economic characteristics of the Company’s products. The Company’s three reportable segments are as follows: (1) Refining Services provides sulfuric acid recycling to the North American refining industry; (2) Catalysts serves the packaging and engineered plastics and the global refining, petrochemical and emissions control industries; and (3) Performance Chemicals supplies diverse product end uses, including personal and industrial cleaning products, fuel-efficient tires, surface coatings, and food and beverage products.
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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Summarized financial information for the Company’s reportable segments is shown in the following table:

	Years ended December 31,
	2020	2019	2018
Sales:
Refining Services	$401,913	$447,081	$455,562
Catalysts(1)	94,007	85,667	72,099
Performance Chemicals	614,704	670,563	704,502
Eliminations(2)	(3,261)	(3,397)	(3,237)
Total	$1,107,363	$1,199,914	$1,228,926

Segment Adjusted EBITDA:(3)
Refining Services	$157,198	$175,640	$176,499
Catalysts(4)	74,504	107,808	81,067
Performance Chemicals	142,372	151,547	168,196
Total Segment Adjusted EBITDA(5)	$374,074	$434,995	$425,762

(1)Excludes the Company’s proportionate share of sales from the Zeolyst Joint Venture accounted for using the equity method. The proportionate share of sales is $128,623, $170,338 and $156,687 for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)The Company eliminates intersegment sales when reconciling to the Company’s consolidated statements of income.
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
(4)     The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalysts segment is $42,515 for the year ended December 31, 2020, which includes $21,157 of equity in net income plus $6,634 of amortization of investment in affiliate step-up plus $14,724 of joint venture depreciation, amortization and interest.
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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

A reconciliation of net income attributable to PQ Group Holdings to Segment Adjusted EBITDA is as follows:

	Years ended December 31,
	2020	2019	2018
Reconciliation of net (loss) income attributable to PQ Group Holdings Inc. to Segment Adjusted EBITDA
Net (loss) income from continuing operations	$(176,265)	$65,136	$49,271
(Benefit) provision for income taxes	(48,122)	39,677	33,641
Interest expense, net	66,979	87,072	90,758
Depreciation and amortization	151,840	151,797	153,931
Segment EBITDA	(5,568)	343,682	327,601
Joint venture depreciation, amortization and interest	14,724	14,705	12,592
Amortization of investment in affiliate step-up	6,634	7,534	6,634
Goodwill impairment charge	260,000	—	—
Debt extinguishment costs	25,028	3,400	7,751
Net (gain) loss on asset disposals	(134)	(13,207)	4,190
Foreign currency exchange (gain) loss	(4,172)	2,410	12,543
LIFO (benefit) expense	(5,229)	9,700	3,039
Transaction and other related costs	8,618	415	490
Equity-based compensation	21,527	16,212	18,419
Restructuring, integration and business optimization expenses	15,596	3,554	8,707
Defined benefit pension plan cost	12	2,960	411
Gain on contract termination(1)	—	—	(20,612)
Other	959	2,597	6,155
Adjusted EBITDA	337,995	393,962	387,920
Unallocated corporate expenses	36,079	41,033	37,842
Segment Adjusted EBITDA	$374,074	$434,995	$425,762

(1)    Includes the non-cash write-off of a long-term supply contract obligation (see Note 25), which was recorded as a reduction in other operating expense, net in the consolidated statement of income for the year ended December 31, 2018.
The Company’s consolidated results include equity in net income from affiliated companies of $21,237, $46,022 and $37,569 for the years ended December 31, 2020, 2019, and 2018, respectively. This is primarily comprised of equity in net income of $21,157, $45,899 and $37,437 in the Catalysts segment from the Zeolyst Joint Venture for the years ended December 31, 2020, 2019 and 2018, respectively. The remaining equity in net income for the Company is included in the Performance Chemicals segment, which was attributed to smaller investments and was not material. The Company’s equity in net income from affiliated companies in the consolidated results includes amortization expense related to purchase accounting fair value adjustments associated with the Zeolyst Joint Venture as a result of a prior business combination.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Capital expenditures for the Company’s reportable segments are shown in the following table:

	Years ended December 31,
	2020	2019	2018
Capital expenditures:
Refining Services	$31,799	$42,310	$46,617
Catalysts(1)	11,177	8,984	8,390
Performance Chemicals	40,864	53,910	56,759
Corporate(2)	13,295	5,898	29
Capital expenditures per the consolidated statements of cash flows	$97,135	$111,102	$111,795

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

	Years ended December 31,
	2020	2019	2018
Sales(1):
United States	$655,015	$735,752	$740,190
Netherlands	108,338	117,211	127,803
United Kingdom	107,539	99,048	101,277
Other foreign countries	236,471	247,903	259,656
Total	$1,107,363	$1,199,914	$1,228,926

(1)    Except for the United States, no sales in an individual country exceeded 10% of the Company’s total sales.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2020	2019
Long-lived assets(1):
United States	$749,635	$784,699
Netherlands	53,006	49,559
United Kingdom	100,392	92,229
Other foreign countries	128,441	133,086
Total	$1,031,474	$1,059,573

(1)    Long-lived assets includes property, plant and equipment, net and right-of-use lease assets.
15. Goodwill and Other Intangible Assets:
The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 is summarized as follows:

	Refining Services	Catalysts	Performance Chemicals	Total
Balance as of December 31, 2018	$311,892	$77,759	$580,023	$969,674
Foreign exchange impact	—	852	3,052	3,904
Balance as of December 31, 2019	311,892	78,611	583,075	973,578
Goodwill impairment	—	—	(260,000)	(260,000)
Foreign exchange impact	—	1,062	3,098	4,160
Balance as of December 31, 2020	$311,892	$79,673	$326,173	$717,738

The carrying amounts of goodwill at December 31, 2020, 2019 and 2018 are net of the following accumulated impairment losses:

	Refining Services	Catalysts	Performance Chemicals	Total
Accumulated impairment losses as of December 31, 2018	—	—	—	—
Accumulated impairment losses as of December 31, 2019	—	—	—	—
Accumulated impairment losses as of December 31, 2020	—	—	(260,000)	(260,000)

The Company completed its annual goodwill impairment assessments as of October 1, 2020 and 2019. For the annual assessments, the Company bypassed the option to perform the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test for each of its reporting units. The quantitative test identifies both the potential existence of impairment and the amount of impairment loss. For each of the October 1, 2020 and 2019 assessments, the Company identified three reporting units, which align with the Company’s operating segments.
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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The Company estimates reporting unit market approach fair value using publicly traded comparable company values and applies the selected market multiples to each reporting unit’s trailing twelve months adjusted EBITDA. The Company estimates reporting unit income-based fair value using the discounted cash flow approach. This approach requires use of significant assumptions about future cash flows and based on management’s assessment of a number of factors. Such factors include reporting unit revenue growth rates from implementation of strategic plans, operating margin growth rates, the perpetual growth rate, and the weighted average cost of capital, as well as the reporting unit’s recent performance and management’s ability to execute on planned future strategic initiatives. Discount rate assumptions are based on an assessment of the risk inherent in those future cash flows.
Based on the Company’s announced strategic review of the Performance Chemicals reporting unit in the fourth quarter, the Company concluded the market approach was more appropriate to estimate the fair value of the reporting unit for the annual impairment test. The Company reviewed the recent reporting unit performance and peer company performance under current market conditions. As a result, the Company recorded a goodwill impairment charge of $260,000 in the fourth quarter of 2020, included in goodwill impairment charge in the consolidated statements of income related to the Performance Chemicals reporting unit. The carrying value of the Performance Chemicals reporting unit's goodwill was $326,173 at December 31, 2020. No other goodwill impairments were identified as a result of the 2020 testing.
As of October 1, 2019, the fair values of each of the Company’s reporting units exceeded their respective carrying values and therefore, no goodwill impairment exists for the year ended December 31, 2019.
In addition to the annual goodwill impairment assessment, the Company also performed the annual impairment test over its other indefinite-lived intangible assets as of October 1, 2020 and 2019. The fair values of the Company’s indefinite-lived trade names and trademarks were in excess of their carrying amounts as of the respective testing dates, and as such, there was no further impairment of the Company’s indefinite-lived intangible assets for the years ended December 31, 2020 and 2019.
Gross carrying amounts and accumulated amortization for intangible assets other than goodwill are as follows:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Technical know-how	$180,768	$(47,207)	$133,561	$177,873	$(37,102)	$140,771
Customer relationships	325,773	(134,842)	190,931	321,434	(106,627)	214,807
Contracts	—	—	—	16,200	(15,258)	942
Trademarks	7,709	(2,399)	5,310	7,600	(1,858)	5,742
Permits	9,100	(9,100)	—	9,100	(9,100)	—
In-process research and development	500	(25)	475	—	—	—
Total definite-lived intangible assets	523,850	(193,573)	330,277	532,207	(169,945)	362,262
Indefinite-lived trade names	108,713	—	108,713	106,811	—	106,811
Indefinite-lived trademarks	82,613	—	82,613	80,999	—	80,999
In-process research and development	4,700	—	4,700	5,200	—	5,200
Total intangible assets	$719,876	$(193,573)	$526,303	$725,217	$(169,945)	$555,272

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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Amortization expense related to technical know-how, contracts and permits is included in cost of goods sold in the consolidated statements of income and was $9,369, $13,877 and $13,579 for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization expense related to customer relationships and trademarks is included in other operating expense, net in the consolidated statements of income and was $26,923, $26,888 and $27,258 for the years ended December 31, 2020, 2019 and 2018, respectively.
Estimated future aggregate amortization expense of intangible assets is as follows:

Year	Amount
2021	$36,292
2022	36,292
2023	36,292
2024	36,292
2025	36,292
Thereafter	148,817
Total estimated future aggregate amortization expense	$330,277

16. Accrued Liabilities:
The following table summarizes the components of accrued liabilities as follows:

	December 31,
	2020	2019
Compensation and bonus	$35,251	$40,374
Interest	11,573	19,110
Property tax	2,656	2,250
Environmental reserves (Note 24)	4,309	4,548
Income taxes	869	4,900
Commissions and rebates	854	1,459
Pension, postretirement and supplemental retirement plans (Note 21)	1,852	1,825
Derivative liabilities	1,954	420
Other	14,493	10,524
	$73,811	$85,410

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

17. Long-term Debt:
The summary of long-term debt is as follows:

	December 31,
	2020	2019
Senior Secured Term Loan Facility due February 2027	$671,710	$947,497
New Senior Secured Term Loan Facility due February 2027	459,653	—
6.75% Senior Secured Notes due 2022	—	625,000
5.75% Senior Unsecured Notes due 2025	295,000	295,000
ABL Facility	—	—
Total debt	1,426,363	1,867,497
Original issue discount	(15,641)	(13,434)
Deferred financing costs	(10,353)	(10,839)
Total debt, net of original issue discount and deferred financing costs	1,400,369	1,843,224
Less: current portion	—	—
Total long-term debt, excluding current portion	$1,400,369	$1,843,224

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
On February 8, 2018 (the “Third Amendment Closing Date”), PQ Corporation (the “Borrower”), an indirect, wholly owned subsidiary of the Company, refinanced its existing U.S. Dollar and Euro denominated senior secured term loan facilities with a new $1,267,000 senior secured term loan facility (the “ Senior Secured Term Loan Facility”) by entering into the Third Amendment Agreement to the 2016 Term Loan Facility (the “Third Amendment”), which amended and restated the Term Loan Credit Agreement dated as of May 4, 2016, among the Borrower, CPQ Midco I Corporation, Credit Suisse AG, Cayman Island Branch, as administrative agent and collateral agent, and the lenders and the other parties party thereto from time to time (as amended prior to the Third Amendment, the “Existing Credit Agreement” and as amended and restated by the Amendment, the “New Credit Agreement”).
On February 7, 2020, the Company amended its Senior Secured Term Loan Facility to, among other things, (a) reduce the interest rate applicable to all LIBOR rate tranche B-1 term loans to LIBOR plus 2.25% per annum, (b) reduce the interest rate applicable to all base rate tranche B-1 term loans to the alternate base rate plus 1.25% per annum and (c) extend the maturity date of all tranche B-1 term loans to February 7, 2027.
On July 22, 2020, the Company entered into an agreement for a new senior secured term loan facility (the “New Senior Secured Term Loan Facility”, collectively with the Senior Secured Term Loan Facility, the “Term Loan Facilities”) in an aggregate principal amount of $650,000 with an original issue discount of 1.5% and interest at a floating rate of LIBOR (with a 1.0% minimum LIBOR floor) plus 3.0% per annum. The proceeds were used to redeem its existing $625,000 of 6.75% Senior Secured Notes due 2022 and pay the associated early redemption premiums. The New Senior Secured Term Loan Facility requires scheduled quarterly amortization payments, each equal to 0.25% of the original principal amount of the loans under the New Senior Secured Term Loan Facility.
As of December 31, 2020, the Senior Secured Term Loan Facility accrued interest at a floating rate of LIBOR plus 2.50% per annum and is scheduled to mature in February 2027. The Term Loan Facility requires scheduled quarterly amortization payments, each equal to 0.25% of the original principal amount of the loans under the Term Loan Facility.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

On the Third Amendment Closing Date, the Company also entered into multiple cross currency swap arrangements to hedge foreign currency risk. The swaps were designed to enable the Company to effectively convert a portion of its fixed-rate U.S. dollar denominated debt obligations into approximately €280,000. The swaps were to mature in February 2023. In October 2019, the Company settled all of its cross-currency interest rate swap arrangements (the “February 2018 swaps”) and concurrently entered into new cross-currency interest rate swap arrangements (the “October 2019 swaps”) with the same notional amount of €280,000 equivalent ($344,403 as of December 31, 2020) and same maturity of February 2023. Consistent with the February 2018 swaps, the October 2019 swaps are designed to enable the Company to effectively convert a portion of its fixed-rate U.S. dollar-denominated debt obligations under the Term Loan Facility into a Euro-denominated equivalent. The October 2019 swaps have been designated and qualify as net investment hedges of the Company’s foreign currency exchange rate exposure on the net investments of certain of its Euro-denominated subsidiaries. The settlement of the February 2018 swaps resulted in cash proceeds to the Company of $38,070, which the Company used for additional debt repayment on the Company’s Senior Secured Term Loan Facility.
The Company may at any time or from time to time voluntarily prepay loans under the Term Loan Facilities in whole or in part without premium or penalty.
The Term Loan Facilities requires mandatory prepayments from (i) 50% of “Excess Cash Flow” (as defined in the New Credit Agreement) on an annual basis with step downs to lower percentages based on the Borrower’s leverage ratio, if applicable, (ii) net cash proceeds from the issuance or incurrence of certain indebtedness and (iii) net cash proceeds received from certain non-ordinary course disposition of assets and casualty events to the extent such net cash proceeds were not reinvested in the Company’s business within a certain specified time period. Prepayments are applied to remaining amortization installments in direct order of maturity. The remaining principal balance of the term loans are due upon maturity.
In addition, the New Credit Agreement contains customary affirmative and negative covenants and events of default, all of which are substantially the same as under the Existing Credit Agreement.
The Borrower and certain Canadian and European subsidiaries of the Borrower also have a $200,000 asset-based revolving credit facility (the “ABL Facility”) which provides for $150,000 in U.S. available borrowings, up to $10,000 in Canadian available borrowings and up to $40,000 of European available borrowings. Borrowings under the ABL Facility bear interest at a rate equal to the LIBOR rate or the base rate elected by the Company at the time of the borrowing plus a margin of between 1.50%-2.00% or 0.50%-1.00%, respectively, depending on availability under the ABL Facility. In addition, there is an annual commitment fee equal to 0.375%, with a step-down to 0.25% based on the average usage of the revolving credit borrowings available. As of December 31, 2020, there were no revolving credit borrowings under the ABL Facility. Revolving credit borrowings are payable at the option of the Company throughout the term of the ABL Facility with the balance due May 4, 2021.
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
The Company has the ability to request letters of credit under the ABL Facility. The Company had $18,190 of letters of credit outstanding as of December 31, 2020, which reduce available borrowings under the ABL Facility by such amounts.
The Term Loan Facilities are guaranteed by CPQ Midco I Corporation, a subsidiary of the Company and the direct parent of the Borrower (“Holdings”) and substantially all of the Borrower’s wholly owned U.S. subsidiaries. The obligations under the Term Facility are secured (i) by a first-priority security interest in, among other things, a pledge of substantially all of the Borrower’s and the guarantors’ assets (other than collateral securing the ABL Facility on a first-priority basis) and (ii) by a second-priority security interest in receivables, inventory, deposit accounts and other collateral of the Borrower and the U.S. subsidiary guarantors securing the ABL Facility. The liens securing the Term Loan Facilities and the guarantees are pari passu with the liens securing the Senior Secured Notes subject to the pari passu intercreditor agreement.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The obligations of the Borrower under the ABL Facility are guaranteed by Holdings and the same U.S. subsidiary guarantors that guarantee the Term Loan Facilities, the obligations of the Canadian Borrowers under the ABL Facility are guaranteed by a Canadian subsidiary of the Borrower and the obligations of the European Borrowers under the ABL Facility are guaranteed by certain other European subsidiaries of the Borrower. The obligations of the borrowers and guarantors under the ABL Facility are secured (i) by a first-priority security interest in, among other things, substantially all of their receivables, inventory, deposit accounts and other collateral securing the ABL Facility on a first-priority basis and (ii) by a second-priority security interest in the property and assets of Holdings, the Borrower and the U.S. subsidiary guarantors that secure the Term Loan Facilities. In addition, the ABL Facility is secured by the equity interests in, and substantially all of the assets of, certain foreign guarantors in connection with the Canadian dollar-denominated and Euro-denominated availability.
The Term Loan Facilities and the ABL Facility contain various non-financial restrictive covenants. Each limits the ability of PQ Corporation and its restricted subsidiaries to incur certain indebtedness or liens, merge, consolidate or liquidate, dispose of certain property, make investments or declare or pay dividends, make optional payments, modify certain debt instruments, enter into certain transactions with affiliates, enter into certain sales and leasebacks, and certain other non-financial restrictive covenants. The ABL Facility also contains one financial covenant which applies when minimum availability under the ABL Facility exceeds a certain threshold. During such time, the Company is required to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0. The Company is in compliance with all debt covenants as of December 31, 2020 and 2019, respectively.
During the year ended December 31, 2020, the Company prepaid $466,134 of outstanding principal balance on its Term Loan Facilities. The Company wrote off $162 of previously unamortized deferred financing costs and original issue discount of $12,781 as debt extinguishment costs. The prepayments were applied against the remaining scheduled installments of principal due in respect of the loans under the Term Loan Facilities in direct order of maturity.
During the year ended December 31, 2019, the Company prepaid $210,000 of outstanding principal balance on the Senior Secured Term Loan Facility. The Company wrote off $1,027 of previously unamortized deferred financing costs and original issue discount of $2,414 as debt extinguishment costs. The prepayments were applied against the remaining scheduled installments of principal due in respect of the loans under the Senior Secured Term Loan Facility in direct order of maturity.
Debt extinguishment costs resulting from Term Loan amendments
As a result of amending the Term Loan Facilities during the year ended December 31, 2020, the Company recorded $2,188 of new creditor and third-party financing costs as debt extinguishment costs. In addition, previous unamortized deferred financing costs of $97 and original issue discount of $228 associated with the previously outstanding debt were written off as debt extinguishment costs.
As a result of amending the Term Loan Facilities during the year ended December 31, 2018, the Company recorded $2,124 of new creditor and third-party financing costs as debt extinguishment costs. In addition, previous unamortized deferred financing costs of $1,403 and original issue discount of $2,352 associated with the previously outstanding debt were written off as debt extinguishment costs.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

6.75% Senior Secured Notes - Redeemed in 2020
On May 4, 2016, the Borrower issued $625,000 of 6.750% Senior Secured Notes due November 2022 (the “6.75% Senior Secured Notes”) in transactions exempt from or not subject to registration under the Securities Act pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The 6.75% Senior Secured Notes were guaranteed by guaranteed by PQ Holdings Inc. and by the U.S. subsidiary guarantors that guarantee the Term Loan Facility and were secured by liens on the assets of the Borrower and the U.S. subsidiary guarantors on a pari passu with the liens securing the Term Loan Facility subject to the pari passu intercreditor agreement. The guarantee by PQ Holdings Inc. was unsecured. The indenture relating to the 6.75% Senior Secured Notes contains various limitations on the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, pay dividends or repay certain debt, make loans and investments, sell assets, create liens, enter into transactions with affiliates, enter into agreements restricting the Borrower’s subsidiaries ability to pay dividends, and merge and consolidate with other companies, among other things. Interest on the 6.75% Senior Secured Notes was payable on May 15 and November 15 of each year, commencing November 15, 2016. No principal payments were required with respect to the 6.75% Senior Secured Notes prior to their final maturity. Prior to redeeming the notes, the 6.75% Senior Secured Notes had mature on date of November 15, 2022.
The 6.75% Senior Secured Notes were redeemable, in whole or in part, at the redemption prices (expressed as percentages of principal amount of the 6.75% Senior Secured Notes to be redeemed) set forth below, plus accrued and unpaid interest, if any, to, but not including, the redemption date, if redeemed on or after any of the dates below until the subsequent date below:

Year	Percentage
May 15, 2020	101.688%
May 15, 2021 and thereafter	100.000%

As a result of redeeming the 6.75% Senior Secured Notes due 2022, the Company paid a redemption premium of $10,550 which was recorded as debt extinguishment costs during the year ended December 31, 2020. In addition, previous unamortized deferred financing costs of $2,085 and original issue discount of $1,186 associated with the previously outstanding debt were written off as debt extinguishment costs for the year ended December 31, 2020.
New Senior Secured Term Loan Facility due February 2027
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
Fair Value of Debt
The fair value of a financial instrument is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of December 31, 2020 and 2019, the fair value of the senior secured term loans and senior secured and unsecured notes was $1,427,123 and $1,905,822, respectively. The fair value is classified as Level 2 based upon the fair value hierarchy (see Note 6 to these consolidated financial statements for further information on fair value measurements).

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Aggregate Long-term Debt Maturities
The aggregate long-term debt maturities are:

Year	Amount
2021	$—
2022	—
2023	—
2024	—
2025	295,000
Thereafter	1,131,363
$1,426,363

18. Other Long-term Liabilities:
The following table summarizes the components of other long-term liabilities as follows:

	December 31,
	2020	2019
Pension benefits	$40,812	$52,060
Other postretirement benefits	3,644	1,668
Supplemental retirement plans	11,376	10,632
Derivative liabilities	32,512	10,956
Deferred revenue	13,388	6,450
Reserve for uncertain tax positions	345	873
Asset retirement obligation	4,943	4,555
Other	3,995	4,110
	$111,015	$91,304

19. Financial Instruments:
The Company uses (1) interest rate related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments and (2) foreign currency related derivative instruments to manage its foreign currency exposure to its net investments in certain foreign operations. The Company does not speculate using derivative instruments.
By using derivative financial instruments to hedge exposures to changes in interest rates and foreign currency, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is an asset, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is a liability, the Company owes the counterparty and, therefore, the Company is not exposed to the counterparty’s credit risk in those circumstances. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with high quality counterparties. The derivative instruments entered into by the Company do not contain credit-risk-related contingent features.
Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates or currency exchange rates. The market risk associated with interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

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
In November 2018, the Company entered into additional interest rate cap agreements to mitigate interest rate volatility from July 2020 through July 2022, with a cap rate of 3.50% on $500,000 of notional variable-rate debt and a $3,380 premium annuitized during the effective period. During the year ended December 31, 2020, the Company restructured its $500,000 of notional variable-rate debt interest rate cap agreements from July 2020 through July 2022, to lower the interest cap rate to 2.50% with an incremental $130 premium annuitized during the effective period. In March 2020, the Company again amended such interest rate cap agreements to lower the cap rate to 0.84% from 2.50% on $500,000 of notional variable-rate debt and paid an additional incremental $900 premium annuitized during the effective period. The term remains unchanged from July 2020 through July 2022. The total cumulative annuitized premium on the $500,000 of notional variable-rate debt is $4,410. The cap rate in effect at December 31, 2020 was 0.84% associated with the $500,000 of notional variable-rate debt.
In July 2020, the Company entered into additional interest rate cap agreements to mitigate interest rate volatility from August 2020 to August 2023, with a cap rate of 1.00% on $400,000 of notional variable-rate debt.
With the Company’s prepayments on its Term Loan Facility during 2019 (see Note 17 to these consolidated financial statements for additional information), the original forecasted interest rate payments associated with the dedesginated portion of the interest rate cap agreement are no longer probable of occurring. As a result of the discontinuance of cash flow hedge accounting on this portion of the interest rate cap agreement, the Company immediately reclassified into earnings the loss deferred in AOCI related to the dedesignated portion of the hedge, which was not material. Any future gains and losses associated with the dedesignated portion of the interest rate cap agreement through its maturity in July 2020 was recognized in earnings.
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
In October 2019, the Company settled all of its February 2018 swaps and concurrently entered into the October 2019 swaps with the same notional amount of €280,000 ($344,403 as of December 31, 2020) and same maturity date of February 2023, which resulted in cash proceeds to the Company of $38,070. Consistent with the February 2018 swaps, the October 2019 swaps are designed to enable the Company to effectively convert a portion of its fixed-rate U.S. dollar-denominated debt obligations under the Term Loan Facility into a Euro-denominated equivalent. The October 2019 swaps have been designated and qualify as net investment hedges of the Company’s foreign currency exchange rate exposure on the net investments of certain of its Euro-denominated subsidiaries.
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
The fair values of derivative instruments held as of December 31, 2020 and 2019 are shown below:

		December 31,
	Balance sheet location	2020	2019
Derivative assets:
Derivatives designed as net investment hedges:
Cross currency swaps	Prepaid and other current assets	3,249	3,928
Total derivative assets		$3,249	$3,928

Derivative liabilities:
Derivatives designated as cash flow hedges:
Interest rate caps	Accrued liabilities	1,954	420
Interest rate caps	Other long-term liabilities	1,750	2,822
		3,704	3,242
Derivatives designated as net investment hedges:
Cross currency swaps	Other long-term liabilities	30,762	8,134
Total derivative liabilities		$34,466	$11,376

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table shows the effect of the Company’s derivative instruments designated as hedges on accumulated other comprehensive income (loss) (“AOCI”) and the statements of income for the years ended December 31, 2020, 2019 and 2018:

		Years ended December 31,
		2020		2019		2018
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$(167)	$(54)	$(3,304)	$(625)	$(981)	$(256)

The following table shows the effect of the Company’s cash flow hedge accounting on the consolidated statements of income for the years ended December 31, 2020, 2019 and 2018:

	Location and amount of gain (loss) recognized in income on cash flow hedging relationships
	Years ended December 31,
	2020		2019		2018
	Cost of goods sold	Interest (expense) income	Cost of goods sold	Interest (expense) income	Cost of goods sold	Interest (expense) income
Total amounts of income and expense line items presented in the statement of income in which the effects of cash flow hedges are recorded	$(834,007)	$(66,979)	$(901,512)	$(87,072)	$(925,534)	$(90,758)

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	—	(54)	—	(625)	—	(256)

The following table shows the effect of the Company’s net investment hedges on AOCI and the consolidated statements of income for the years ended December 31, 2020, 2019 and 2018:

	Amount of gain (loss) recognized in OCI on derivative			Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income			Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	Years ended December 31,				Years ended December 31,				Years ended December 31,
	2020	2019	2018		2020	2019	2018		2020	2019	2018
Cross currency swaps	$(23,622)	$17,077	$18,843	Net (loss) income from discontinued operations, net of tax	$1,967	$—	$—	Interest (expense) income	$5,090	$7,320	$6,752

There are $281 amounts of unrealized losses in AOCI that are expected to be reclassified to the consolidated statement of income over the next twelve months as of December 31, 2020.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

20. Income Taxes:
Income (loss) before income taxes and noncontrolling interest within or outside the United States are shown below:

	Years ended December 31,
	2020	2019	2018
Domestic	$(175,143)	$41,019	$(1,559)
Foreign	(52,442)	64,411	85,579
Total	$(227,585)	$105,430	$84,020

The provision (benefit) for income taxes as shown in the accompanying consolidated statements of income consists of the following:

	Years ended December 31,
	2020	2019	2018
Current:
Federal	$—	$(3)	$—
State	1,087	1,381	2,507
Foreign	15,484	22,810	27,062
	16,571	24,188	29,569

Deferred:
Federal	(58,744)	11,824	10,875
State	(2,910)	3,175	67
Foreign	(3,039)	490	(6,870)
	(64,693)	15,489	4,072

Provision (benefit) for income taxes	$(48,122)	$39,677	$33,641

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

A reconciliation of income tax expense (benefit) at the U.S. federal statutory income tax rate to actual income tax expense is as follows:

	Years ended December 31,
	2020	2019	2018
Tax at statutory rate	$(47,793)	$22,140	$17,644
State income taxes, net of federal income tax benefit	(2,324)	6,802	2,541
Tax on global intangible low-taxed income	7,820	8,741	14,465
Change in valuation allowances	135	1,415	5,070
Rate changes	4,274	1,054	(4,016)
Foreign withholding taxes	258	(6,116)	142
Foreign tax rate differential	1,240	3,278	6,439
Non-taxable interest	(5,353)	—	—
Non-deductible goodwill	53,342	—	—
Foreign tax credits	(56,359)	—	—
Permanent difference created by foreign exchange gain or loss	(1,324)	1,852	(4,839)
Other, net	(2,038)	511	(3,805)
Provision (benefit) for income taxes	$(48,122)	$39,677	$33,641

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$28,145	$77,062
Section 163(j) interest disallowance carryforward	266	16,535
Pension	12,701	14,359
Operating lease liability	11,803	14,455
Other	36,545	29,298
State credits	12,733	12,280
Foreign tax credit	62,752	—
Valuation allowance	(37,880)	(39,379)
	$127,065	$124,610

Deferred tax liabilities:
Depreciation	$(107,805)	$(103,796)
Inventory	(4,946)	(11,481)
Intangible assets	(162,301)	(184,764)
Operating lease right-of-use assets	(12,060)	(14,278)
Other	(15,348)	(22,619)
	$(302,460)	$(336,938)

Net deferred tax liabilities	$(175,395)	$(212,328)

The change in net deferred tax liabilities for the years ended December 31, 2020 and 2019 was primarily related to the usage of U.S. federal and state net operating losses reducing those deferred tax assets, activity related to book amortization of intangible assets with no corresponding tax basis reducing those deferred tax liabilities, activity with respect to tax deductible goodwill, as well as the election for full expensing on certain assets creating additional deferred tax liabilities for depreciable property. Further, the increase of the foreign tax credits on the deferred tax assets and the decrease of the Section 163(j) interest disallowance carryforward accounted for the change in net deferred tax liabilities for year ended December 31, 2020.
The net change in the total valuation allowance was a decrease of $1,499 in 2020. The valuation allowance at December 31, 2020 was primarily related to foreign and state net operating loss carryforwards and tax credits that, in the judgment of management, are not more likely than not to be realized. In assessing the ability to realize deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies that are prudent in making this assessment. In order to fully realize deferred tax assets, the Company will need to generate future taxable income prior to the expiration of the net operating loss and credit carryforwards. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The cumulative unremitted earnings of foreign subsidiaries outside the United States are considered permanently reinvested, for which no withholding taxes have been provided. Such earnings are expected to be reinvested indefinitely and, as a result, no deferred tax liability has been recognized with regard to such earnings. Determination of the deferred withholding tax liability on these unremitted earnings is not practicable.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	Years ended December 31,
	2020	2019
Balance at beginning of period	$8,310	$9,434
Increases related to prior year tax positions	—	22
Decreases related to prior year tax positions	(14)	(1,046)
Increases related to current year tax positions	164	—
Decreases related to settlements with taxing authorities	(626)	(100)
Balance at end of period	$7,834	$8,310

The total unrecognized tax benefits of $7,834 and $8,310 as of December 31, 2020 and 2019, respectively. If these amounts are recognized in future periods, it would affect the effective tax rate on income from continuing operations for the years in which they are recognized.
Interest and penalties released related to uncertain tax positions amounted to $35 and $701 for the years ended December 31, 2020 and 2019, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period for which the event occurs requiring the adjustment. The $112 and $181 in accrued interest and penalties as of December 31, 2020 and 2019, respectively, is recorded in other long-term liabilities on the consolidated balance sheets.
The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The following describes the open tax years, by significant tax jurisdiction, as of December 31, 2020:

Jurisdiction	Period
United States-Federal	2007-Present
United States-State	2007-Present
Canada(1)	2012-Present
Netherlands	2014-Present
Mexico	2016-Present
United Kingdom	2014-Present
Brazil	2016-Present

(1)     Includes federal as well as local jurisdictions
Given that the Company has utilized U.S. and state net operating loss in the current and prior years, the statute for examination by the U.S. and state taxing authorities will typically remain open for a period following the use of such net operating loss carryforwards, extending the period for examination beyond the years indicated above.
The Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 2014 through 2018. To date, no material adjustments have been proposed as a result of these audits. As of December 31, 2020, the Company does not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

As of December 31, 2020, the Company no longer has a federal NOL carryforward. As of December 31, 2020, the Company has foreign tax credit carryforwards of $62,752, which are net of $7,658 of uncertain tax position balances, which is permissible per ASU 2013-11. These carryforwards have a ten year carryforward, of which $13,241 are set to expire in 2021.
Cumulative state net operating losses carrying forward into December 31, 2020 are $24,467. A valuation allowance of $14,344 has been applied against the total state net operating loss deferred tax assets, leaving losses of $10,123 that have been recognized for financial accounting purposes for the portion of those losses that the Company believes, on a more likely than not basis, will be realized.
Foreign net operating losses of $3,678, of which $68 will begin to expire in 2028, $160 will begin to expire in 2036, with the remaining $3,450 carrying forward indefinitely, are available to reduce future foreign income taxes payable. A valuation allowance of $3,531 has been applied to deferred tax assets related to foreign net operating loss carry-forwards, leaving a net deferred tax asset relating to foreign net operating losses of $147 that has been recognized for financial accounting purposes.
Cash payments for income taxes, net of refunds, are as follows:

	Years ended December 31,
	2020	2019	2018
Domestic	$2,198	$1,879	$2,154
Foreign	20,810	12,354	17,654
	$23,008	$14,233	$19,808

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
Defined Benefit Pension Plans
The following tables summarize changes in the benefit obligation, plan assets and funded status of the Company’s significant defined benefit pension plans as well as the components of net periodic benefit cost, including key assumptions:

	U.S.		Foreign
	December 31,		December 31,
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of period	$267,392	$246,311	$101,192	$84,435
Service cost	769	978	3,895	3,210
Interest cost	8,595	10,281	2,193	2,627
Participant contributions	—	—	574	550
Plan curtailments	—	(2,795)	(1,603)	—
Plan settlements	(1,455)	(1,669)	(105)	(102)
Benefits paid	(12,713)	(10,862)	(1,759)	(1,833)
Expenses paid	—	—	(353)	(328)
Actuarial (gains) losses	25,894	25,148	4,664	13,459
Translation adjustment	—	—	6,191	(826)
Benefit obligation at end of the period	$288,482	$267,392	$114,889	$101,192

Change in plan assets:
Fair value of plan assets at beginning of period	$231,413	$195,755	$85,308	$74,050
Actual return on plan assets	41,405	43,116	6,646	10,564
Employer contributions	5,187	5,073	3,348	3,084
Employee contributions	—	—	574	550
Plan settlements	(1,455)	(1,669)	(105)	(102)
Benefits paid	(12,713)	(10,862)	(1,759)	(1,833)
Expenses paid	—	—	(353)	(328)
Translation adjustment	—	—	5,209	(677)
Fair value of plan assets at end of the period	$263,837	$231,413	$98,868	$85,308

Funded status of the plans (underfunded)	$(24,645)	$(35,979)	$(16,021)	$(15,884)

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The total actuarial losses for the year ended December 31, 2020 across the Company’s U.S. plans was $25,894, which was driven by declines in the discount rates of $26,642 and declines in general demographic experience of $1,261, which was offset by favorable changes in mortality assumptions of $2,009. The total actuarial losses for the year ended December 31, 2020 across the Company’s foreign plans was $4,664, which was driven by declines in the discount rates of $5,981 and declines in general demographic experience of $56 and favorable changes in mortality assumptions of $1,372.
The total actuarial losses for the year ended December 31, 2019 across the Company’s U.S. was $25,148, which was driven by declines in the discount rates of $26,604 and declines in general demographic experience of $2,953, which was offset by favorable changes in mortality assumptions of $4,409. The total actuarial losses for the year ended December 31, 2019 across the Company’s foreign plans was $13,459, which was driven by declines in the discount rates of $13,837, which was offset by favorable changes in general demographic experience of $312 and favorable changes in mortality assumptions of $66.
Amounts recognized in the consolidated balance sheets consist of:

	U.S.		Foreign
	December 31,		December 31,
	2020	2019	2020	2019
Current liability	—	—	(46)	(6)
Noncurrent liability	(24,645)	(35,979)	(15,975)	(15,878)
Accumulated other comprehensive income (loss)	(4,463)	8,687	1,075	(4,988)
Net amount recognized	$(29,108)	$(27,292)	$(14,946)	$(20,872)

Amounts recognized in accumulated other comprehensive income (loss) consist of:

	U.S.		Foreign
	December 31,		December 31,
	2020	2019	2020	2019
Net gain (loss)	13,964	10,922	(6,550)	(7,634)
Gross amount recognized	13,964	10,922	(6,550)	(7,634)
Deferred income taxes	(18,427)	(2,235)	7,625	2,646
Net amount recognized	$(4,463)	$8,687	$1,075	$(4,988)

Components of net periodic benefit cost consist of:

	U.S.			Foreign
	Years ended December 31,			Years ended December 31,
	2020	2019	2018	2020	2019	2018
Service cost	$769	$978	$1,019	$3,895	$3,210	$3,104
Interest cost	8,595	10,281	9,599	2,193	2,627	2,637
Expected return on plan assets	(12,547)	(11,508)	(12,851)	(2,270)	(2,427)	(2,490)
Amortization of prior service cost	—	—	—	—	24	—
Amortization of net (gain) loss	—	—	—	148	(29)	49
Curtailment gain recognized	—	—	(576)	—	—	—
Settlement (gain) loss recognized	78	49	—	(14)	(1)	—
Net periodic expense (benefit)	$(3,105)	$(200)	$(2,809)	$3,952	$3,404	$3,300

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

All components of net periodic benefit cost other than service cost are presented within other expense (income), net in the Company’s consolidated statements of income.
The net amount of projected benefit obligation and plan assets for all underfunded and unfunded plans was $53,081 and $63,514 as of December 31, 2020 and 2019, respectively, and was classified as noncurrent liabilities. The total accumulated benefit obligation as of December 31, 2020 and 2019 for the Company’s U.S. pension plans was $288,482 and $266,992, respectively. The total accumulated benefit obligation as of December 31, 2020 and 2019 for the Company’s foreign pension plans was $110,605 and $96,891, respectively.
The following table presents selected information about the Company’s pension plans with accumulated benefit obligations in excess of plan assets:

	U.S.		Foreign
	December 31,		December 31,
	2020	2019	2020	2019
Projected benefit obligation	$288,482	$267,392	$92,679	82,662
Accumulated benefit obligation	288,482	266,992	88,394	80,021
Fair value of plan assets	263,837	231,413	76,658	68,104

The following table presents selected information about the Company’s pension plans with projected benefit obligations in excess of plan assets:

	U.S.		Foreign
	December 31,		December 31,
	2020	2019	2020	2019
Projected benefit obligation	$288,482	$267,392	$92,679	101,192
Fair value of plan assets	263,837	231,413	76,658	85,308

Significant weighted average assumptions used in determining the pension obligations include the following:

	U.S.		Foreign
	December 31,		December 31,
	2020	2019	2020	2019
Discount rate	2.42%	3.32%	1.78%	2.34%
Rate of compensation increase(1)	N/A	3.00%	2.05%	2.07%

Significant weighted average assumptions used in determining net periodic benefit cost include the following:

	U.S.			Foreign
	Years ended December 31,			Years ended December 31,
	2020	2019	2018	2020	2019	2018
Discount rate	3.32%	4.32%	3.74%	2.34%	3.19%	3.11%
Rate of compensation increase(1)	3.00%	3.00%	3.00%	2.07%	2.08%	2.22%
Expected return on assets	5.55%	6.00%	6.00%	2.82%	3.30%	3.37%

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
The Company classifies plan assets based upon a fair value hierarchy (see Note 6 to these consolidated financial statements for further information). The classification of each asset within the hierarchy is based on the lowest level input that is significant to its measurement. The fair value hierarchy consists of three levels as follows:
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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following tables set forth by level, within the fair value hierarchy, plan assets at fair value:

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$787	$787	$—	$—
Equity securities:
U.S. investment funds	79,777	79,777	—	—
International investment funds	64,986	53,792	11,194	—
Fixed income securities:
Government securities	39,541	33,505	6,036	—
Corporate bonds	16,771	16,668	103	—
Investment fund bonds	112,024	—	112,024	—
Other:
Insurance contracts	48,819	—	42,983	5,836
Total	$362,705	$184,529	$172,340	$5,836

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$950	$950	$—	$—
Equity securities:
U.S. investment funds	67,374	67,374	—	—
International investment funds	54,908	44,905	10,003	—
Fixed income securities:
Government securities	31,040	23,500	7,540	—
Corporate bonds	14,900	14,782	118	—
Investment fund bonds	106,198	1,170	105,028	—
Other:
Insurance contracts	41,351	—	36,637	4,714
Total	$316,721	$152,681	$159,326	$4,714

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The changes in the Level 3 pension plan assets are as follows for the years ended December 31:

	Insurance Contracts
	2020	2019
Beginning balance	$4,714	$4,322
Actual return on plan assets	113	111
Benefits paid	(78)	(69)
Contributions	577	441
Exchange rate changes and other	510	(91)
Ending balance	$5,836	$4,714

The Company expects to contribute $446 to the U.S. pension plans and $3,559 to the foreign pension plans in 2021.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	U.S.	Foreign
2021	$17,138	$2,204
2022	16,200	2,384
2023	16,278	2,610
2024	16,254	2,898
2025	15,968	3,144
Years 2026-2030	78,910	19,027

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
Supplemental Retirement Plans
The following tables summarize changes in the benefit obligation, plan assets and funded status of the Company’s defined benefit supplementary retirement plans, as well as the components of net periodic benefit cost, including key assumptions:

	December 31,
	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of period	$11,652	$11,868
Interest cost	352	465
Benefits paid	(1,001)	(1,045)
Actuarial (gains) losses	1,412	364
Benefit obligation at end of period	$12,415	$11,652

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contributions	1,001	1,045
Benefits paid	(1,001)	(1,045)
Fair value of plan assets at end of period	$—	$—

Funded status of the plans (underfunded)	$(12,415)	$(11,652)

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The total actuarial losses for the year ended December 31, 2020 across the Company’s supplemental retirement plans was $1,412, which was driven by declines in the discount rates of $871, declines in general demographic experience of $234 and declines in mortality assumptions of $307.
The total actuarial losses for the year ended December 31, 2019 across the Company’s supplemental retirement plans was $364, which was driven by declines in the discount rates of $971, which was offset by favorable changes in general demographic experience of $281 and favorable changes in mortality assumptions of $326.
Amounts recognized in the consolidated balance sheets consist of:

	December 31,
	2020	2019
Current liability	$(1,039)	$(1,019)
Noncurrent liability	(11,376)	(10,633)
Accumulated other comprehensive income	633	253
Net amount recognized	$(11,782)	$(11,399)

Amounts recognized in accumulated other comprehensive income consist of:

	December 31,
	2020	2019
Net gain	$(731)	$681
Gross amount recognized	(731)	681
Deferred income taxes	1,364	(428)
Net amount recognized	$633	$253

Components of net periodic benefit cost consist of:

	Years ended December 31,
	2020	2019	2018
Interest cost	$352	$465	$450
Amortization of net (gain) loss	—	(10)	—
Net periodic expense	$352	$455	$450

Interest cost is presented within other expense (income), net in the Company’s consolidated statements of income.
The accumulated benefit obligation of the Company’s defined benefit supplemental retirement plans as of December 31, 2020 and 2019 was $12,415 and $11,652, respectively. The discount rate used in determining the defined benefit supplemental retirement plan obligation was 2.20% and 3.10% as of December 31, 2020 and 2019, respectively. The discount rate used in determining net periodic benefit cost was 3.10%, 4.20% and 3.60% for the years ended December 31, 2020, 2019 and 2018, respectively. There was no rate of compensation increase for any of the periods presented, as all future accruals were frozen for the defined benefit supplementary retirement plans as of December 31, 2006. There was no rate of interest crediting rate, as there are no cash balance accounts associated with these plans.
The Company expects to contribute $1,039 to the defined benefit supplementary retirement plans in 2021.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Amount
2021	$1,039
2022	1,010
2023	977
2024	944
2025	908
Years 2025-2029	3,944

Other Postretirement Benefit Plans
The following tables summarize changes in the benefit obligation, plan assets and funded status of the Company’s other postretirement benefit plans as well as the components of net periodic benefit cost, including key assumptions:

	December 31,
	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of period	$3,452	$3,814
Service cost	—	10
Interest cost	99	152
Employee contributions	241	253
Plan amendments	—	(460)
Benefits paid	(658)	(751)
Premiums paid	(7)	(7)
Actuarial (gains) losses	225	412
Translation adjustment	15	29
Benefit obligation at end of period	$3,367	$3,452

Change in plan assets:
Fair value of plan assets at beginning of period	—	—
Employer contributions	424	505
Employee contributions	241	253
Benefits paid	(658)	(751)
Premiums paid	(7)	(7)
Fair value of plan assets at end of period	$—	$—

Funded status of the plans (underfunded)	$(3,367)	$(3,452)

The total actuarial losses for the year ended December 31, 2020 across the Company’s U.S. plans was $225, which was driven by declines in the discount rates of $235, and offset by favorable declines in general demographic experience of $1, which was offset by favorable changes in mortality assumptions of $8.
The total actuarial losses for the year ended December 31, 2019 across the Company’s U.S. plans was $412, which was driven by declines in the discount rates of $334 and declines in general demographic experience of $172, which was offset by favorable changes in mortality assumptions of $94.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Amounts recognized in the consolidated balance sheets consist of:

	December 31,
	2020	2019
Current liability	$(443)	$(537)
Noncurrent liability	(2,924)	(2,915)
Accumulated other comprehensive income	680	524
Net amount recognized	$(2,687)	$(2,928)

Amounts recognized in accumulated other comprehensive income consist of:

	December 31,
	2020	2019
Prior service credit	$596	$828
Net gain	(182)	67
Gross amount recognized	414	895
Deferred income taxes	266	(371)
Net amount recognized	$680	$524

Components of net periodic benefit cost consist of:

	Years ended December 31,
	2020	2019	2018
Service cost	$—	$10	$16
Interest cost	99	152	150
Amortization of prior service credit	(232)	(157)	(112)
Amortization of net gain	(29)	(33)	(26)
Net periodic expense (benefit)	$(162)	$(28)	$28

All components of net periodic benefit cost other than service cost are presented within other expense (income), net in the Company’s consolidated statements of income.
The discount rate used in determining the other postretirement benefit plan obligation was 2.18% and 3.06% as of December 31, 2020 and 2019, respectively. The discount rate used in determining net periodic benefit cost was 3.06%, 4.09% and 3.53% for the years ended December 31, 2020, 2019 and 2018, respectively. There was no rate of interest crediting rate, as there are no cash balance accounts associated with these plans.
Assumed health care cost trend rates were as follows:

	December 31,
	2020	2019
Immediate trend rate	5.67%	5.91%
Ultimate trend rate	4.38%	4.39%
Year that the rate reaches ultimate trend rate	2038	2038

The Company expects to contribute $443 to the retiree health plans in 2021.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Amount
2021	$443
2022	372
2023	297
2024	281
2025	163
Years 2025-2029	816

There are no expected Medicare subsidy receipts expected in future periods.
Certain of the Company’s foreign subsidiaries maintain other postretirement benefit plans that are consistent with statutory practices. These plans are not included in the disclosures above as they are not significant to the Company’s consolidated financial statements.
Defined Contribution Plans
The Company also has defined contribution plans covering domestic employees of the Company and certain subsidiaries. The Company recorded expenses of $11,490, $11,366 and $11,253 related to these plans for the years ended December 31, 2020, 2019 and 2018, respectively.
22. Stock-Based Compensation:
In May 2016, the Company adopted an equity incentive plan, namely the PQ Group Holdings Inc. Stock Incentive Plan (“2016 Plan”). Under the terms of the 2016 Plan, the Company was authorized to issue a total of 8,017,038 shares for common stock awards to employees, directors and affiliates of the Company. Immediately preceding the Company’s initial public offering (“IPO”) as of September 30, 2017, awards with respect to 7,644,518 shares of common stock had been issued under the 2016 Plan.
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
On April 30, 2020, the Company’s stockholders approved an amendment and restatement of the 2017 Plan to increase the number of shares available under it by an additional 9,000,000 shares and include more limited share recycling provisions, resulting in fewer shares recycled subsequent to the change. At December 31, 2020, 12,405,315 shares of common stock were available for issuance under the 2017 Plan, after giving effect to the new grants, forfeitures and other activity during the year ended December 31, 2020.
2020 Modifications
As more fully described in Note 7 to these consolidated financial statements, the Company’s Board of Directors declared a special cash dividend of $1.80 per share to stockholders of record as of the close of business on December 21, 2020. The dividend declaration also included a dividend equivalent for all unvested restricted stock units, performance stock units and restricted stock awards (collectively, the “awards”) as of December 21, 2020 equal to $1.80 per award. Additionally, the Company’s Board of Directors approved a reduction in the strike price on all outstanding vested and unvested stock options by the amount of the dividend payment.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Further, with respect to stock options and awards held by employees of Performance Materials at the time of the sale (see Note 4 to these consolidated financial statements), the Company’s Board of Directors approved modifications to the post-termination stock option exercise, and stock option and award vesting periods. The modifications provide that all stock options held by Performance Materials employees that were vested as of the date of the sale are eligible to be exercised for a period of one year from the date of the sale, through December 14, 2021. Additionally, modifications to unvested stock options and awards allow holders to continue to vest in those instruments under the original terms of the instruments for a period of one year from the date of sale, through December 14 ,2021. The terms of the modifications to the Performance Materials awards are contingent upon the employee providing continued service to the Purchaser.
The modifications impacted all holders of the Company’s stock option and awards and resulted in additional stock-based compensation expense of $2,144 for the year ended December 31, 2020. Of this amount, $654 was included in loss from discontinued operations, net of tax on the Company’s consolidated statements of income.
Stock Options
Under both the 2016 and 2017 Plans, the Company has issued stock options to purchase PQ Group Holdings Inc. common stock as part of its equity incentive compensation program. There are various vesting conditions associated with the stock options issued under the 2016 Plan, including satisfaction of certain service and/or performance based conditions. Under the 2017 Plan, the Company’s stock option grants have been subject to graded vesting conditions based on service. The maximum contractual term of the Company’s stock options is ten years.
The following table summarizes the activity of common stock options for the period from December 31, 2017 through the year ended December 31, 2020:

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	2,715,170	$10.18
Granted	241,316	$17.50
Exercised	(15,332)	$8.51
Outstanding at December 31, 2018	2,941,154	$10.79
Exercised	(492,498)	$8.07
Forfeited	(74,299)	$8.16
Outstanding at December 31, 2019	2,374,357	$11.44
Exercised	(43,250)	$8.64
Forfeited	(157,776)	$9.23
Outstanding at December 31, 2020	2,173,331	$9.84	(1)	5.94	$10,452
Exercisable at December 31, 2020	1,796,519	$10.50	(1)	6.00	$7,611

(1)    Reflects the impact of the reduction in the strike price on all outstanding vested and unvested stock options by $1.80 per share as described above.

The aggregate intrinsic value per the above table represents the difference between the fair value the Company’s common stock on the last trading day of the reporting period (determined in accordance with the plan terms) and the exercise price of in-the-money stock options multiplied by the respective number of stock options as of that date. The total intrinsic value of stock options exercised during the year ended December 31, 2019 and the resulting tax benefits recognized by the Company were $3,615; the total intrinsic value of stock options exercised during the years ended December 31, 2020 and 2018 was not material for either year. Additionally, cash proceeds received by the Company from the exercise of stock options were $3,975 during the year ended December 31, 2019 and were not material for the years ended December 31, 2020 and 2018.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

There were no stock option awards granted during the years ended December 31, 2020 and 2019. The fair values of PQ Group Holdings common stock options granted during the year ended December 31, 2018 were determined on the respective grant dates using a Black-Scholes option pricing model with the following weighted-average assumptions:

2018
Expected term (in years)	5.75
Expected volatility	26.38%
Risk-free interest rate	2.86%
Expected dividend yield	0.00%
Weighted average grant date fair value of options granted	$5.47

With respect to the stock option awards granted during the year ended December 31, 2018, the Company used the simplified method for plain vanilla stock options to estimate the expected term assumption, since the Company lacked sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its common stock has been publicly traded. The application of the simplified method involves calculating the average of the time-to-vesting period and the total contractual life of the options. The expected volatility assumption was compared to a range of the actual stock price volatility of a peer group of companies. The risk-free interest rate was based on U.S. Treasury rates in effect at the time of the grant commensurate with the expected term.
Restricted Stock Awards, Restricted Stock Units and Performance Stock Units
The Company has granted restricted stock awards subject to vesting conditions based on (1) service only, (2) performance only, or (3) a combination of service and performance conditions, dependent on which event occurs first. The vesting requirements for the majority of these awards were based upon the achievement of a performance condition. As defined in the award agreements, each award subject to the performance condition fully vests upon the occurrence of a defined liquidity event upon which certain investment funds affiliated with CCMP receive proceeds exceeding certain thresholds. Although achievement of the performance condition is subject to continued service with the Company, the terms of awards issued with performance conditions stipulate that the performance vesting condition can be attained for a period of six months following separation from service under certain circumstances, depending on the means of separation from the Company and subject to other factors such as individual separation agreements. The same performance vesting condition for the Company’s restricted stock awards also governs the achievement of the performance vesting condition for the Company’s stock options. As of December 31, 2020, all of the Company’s outstanding unvested restricted stock awards were subject to the performance vesting condition.
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
The Company granted performance stock units during the year ended December 31, 2019, which provide the recipients with the right to receive shares of common stock dependent on the achievement of two Company-specific financial performance targets and the provision of service through the vesting date. Attainment of the metrics is measured based on the average levels of achievement across the three-year period from January 1, 2019 through December 31, 2021. Depending on the Company’s performance against the pre-determined thresholds for achievement, each performance stock unit award holder is eligible to earn a percentage of the target number of shares granted to the holder, ranging from zero to 200%. The performance stock units, to the extent earned, will vest on the date the Company’s compensation and governance committee certifies the achievement of the performance metrics for the three-year period ending December 31, 2021, which will occur subsequent to the end of the performance period but before the Company files its annual consolidated financial statements for the year then ended.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The Company also granted performance stock units during the year ended December 31, 2020. The performance stock units granted in 2020 provide the recipients with the right to receive shares of common stock dependent 50% on the achievement of a Company-specific financial performance target and 50% on a total shareholder return (“TSR”) goal, and are generally subject to the provision of service through the vesting date of the award. The Company-specific financial performance target and the TSR goal are measured independently of each other, but achievement of both of the metrics is measured based on the same three-year performance period from January 1, 2020 through December 31, 2022. The TSR goal is based on the Company’s relative TSR performance against the companies included in the Russell 2000 Index over the performance period. Achievement of the Company-specific financial performance target is measured based on the average levels of achievement across the performance period. Depending on the Company’s performance against the predetermined thresholds for achievement, each performance stock unit award recipient is eligible to earn a percentage of the target number of shares granted to the recipient, ranging from zero to 200%. The performance stock units, to the extent earned, will vest on the date the Company’s compensation and governance committee certifies the achievement of the performance metrics for the three-year period ending December 31, 2022, which will occur subsequent to the end of the performance period but before the Company files its annual consolidated financial statements for the year then ended.
The value of the portions of the performance stock units granted during the years ended December 31, 2020 and 2019 eligible to be earned based on the achievement of the Company-specific financial performance targets was measured on the same basis as that of the restricted stock units, and based on the target number of shares granted; because the performance vesting conditions affect the ability of the recipients to vest in the awards, they are not factored into the fair value measure of the award. Compensation expense related to such performance stock units is recognized ratably over the requisite service period, and the Company must assess the probability that the performance conditions will be met each reporting period and the level at which they are estimated to be attained. Should the probability assessment change during a given reporting period, the total compensation cost (both recognized and unrecognized) will be adjusted to reflect the revised assessment.
The TSR goal, which determines how much of the 50% of the performance stock units granted during 2020 may be earned, is considered a market condition as opposed to a vesting condition. Because a market condition is not considered a vesting condition, it is reflected in the grant date fair value of an award and the associated compensation cost based on the fair value of the award is recognized over the performance period, regardless of whether the Company actually achieves the market condition or the level of achievement, as long as service is provided by the recipient. The Company used a Monte Carlo simulation to estimate the fair value of the portion of the awards subject to the TSR goal. The following table provides the assumptions used to determine the grant date fair value of the market condition-dependent / TSR goal-based portion of the Company’s performance stock units granted during 2020 using a Monte Carlo simulation:

Expected dividend yield	—%
Risk-free interest rate	1.56%
Expected volatility	28.57%
Expected term (in years)	2.95
Grant date fair value	$24.11

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table summarizes the activity of restricted stock awards, restricted stock units and performance stock units for the period from December 31, 2017 through the year ended December 31, 2020:

	Restricted Stock Awards			Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value (per share)		Number of Units	Weighted Average Grant Date Fair Value (per share)	Number of Units	Weighted Average Grant Date Fair Value (per share)
Nonvested as of December 31, 2017	2,096,637	$8.87		1,654,690	$16.97	—	$—
Granted	14,498	$13.80		161,598	$16.12	—	$—
Vested	(223,298)	$12.18		(797,859)	$16.97	—	$—
Forfeited	(117,177)	$8.04		(19,643)	$16.97	—	$—
Nonvested as of December 31, 2018	1,770,660	$8.39		998,786	$16.83	—	$—
Granted	—	$—		1,245,628	$15.42	550,676	$15.41
Vested	(97,140)	$12.32		(541,383)	$16.68	—	$—
Forfeited	(127,390)	$8.04		(74,595)	$16.09	—	$—
Nonvested as of December 31, 2019	1,546,130	$8.17		1,628,436	$15.83	550,676	$15.41
Granted	—	$—		1,158,605	$16.60	456,311	$20.29
Vested	(29,760)	$12.32		(816,866)	$16.17	—	$—
Forfeited	(619,355)	$8.04		(129,036)	$16.28	(41,251)	$15.95
Nonvested as of December 31, 2020	897,015	$13.80	(1)	1,841,139	$16.14	965,736	$17.69

(1)    Reflects the impact of the modification on all unvested restricted stock awards as described above.
The total fair value of restricted stock awards that vested during the years ended December 31, 2020, 2019 and 2018 was $510, $1,543 and $3,493, respectively. The total fair value of restricted stock units that vested during the years ended December 31, 2020, 2019 and 2018 was $11,269, $8,493 and $13,628, respectively. None of the Company’s performance stock units vested during the years ended December 31, 2020, 2019 and 2018.
Total Stock-Based Compensation Expense
For the years ended December 31, 2020, 2019 and 2018, total stock-based compensation expense for the Company was $21,527, $16,212 and $18,419, respectively. The income tax benefit recognized in the statements of income for the years ended December 31, 2020, 2019 and 2018 was $5,664, $3,543 and $4,671.
As of December 31, 2020, there was no unrecognized compensation cost related to nonvested stock options or nonvested restricted stock awards subject to service vesting conditions. As of December 31, 2020, there was $20,511 of total unrecognized compensation cost related to nonvested restricted stock units and $10,982 of total unrecognized compensation cost related to nonvested performance stock units considered probable of vesting. The weighted-average period over which these costs are expected to be recognized at December 31, 2020 is 1.59 years for the restricted stock units and 1.63 years for the performance stock units. No expense has been recognized for any restricted stock awards or stock options subject to the performance condition for the years ended December 31, 2020, 2019 and 2018, as the performance-based criteria was not achieved nor considered probable of achievement.

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
The reconciliation from basic to diluted weighted average shares outstanding is as follows:

	Years ended December 31,
	2020	2019	2018
Weighted average shares outstanding – Basic	135,528,977	134,389,667	133,380,567
Dilutive effect of unvested common shares and restricted stock units with service conditions, performance stock units considered probable of vesting and assumed stock option exercises and conversions	—	1,159,027	1,304,364
Weighted average shares outstanding – Diluted	135,528,977	135,548,694	134,684,931

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Basic and diluted earnings per share are calculated as follows:

	Years ended December 31,
	2020	2019	2018
Numerator:
Net (loss) income attributable to PQ Group Holdings Inc.	$(278,771)	$79,539	$58,300

Denominator:
Weighted average shares outstanding – Basic	135,528,977	134,389,667	133,380,567
Weighted average shares outstanding – Diluted	135,528,977	135,548,694	134,684,931
Net (loss) income per share:
Basic (loss) income per share	$(2.06)	$0.59	$0.44
Diluted (loss) income per share	$(2.06)	$0.59	$0.43

The table below presents the details of the Company’s weighted average equity-based awards outstanding during each respective year that were excluded from the calculation of diluted earnings per share:

	Years ended December 31,
	2020	2019	2018
Restricted stock awards with performance only targets not yet achieved	1,225,855	1,584,980	1,643,760
Stock options with performance only targets not yet achieved	507,461	558,283	586,253
Anti-dilutive restricted stock awards, restricted stock units and performance stock units	1,453,120	—	5,162
Anti-dilutive stock options	846,049	863,063	717,612

Restricted stock awards and stock options with performance only vesting conditions are not included in the dilution calculation, as the performance targets have not been achieved nor were probable of achievement as of the end of the respective periods. Certain stock options to purchase shares of common stock were excluded from the computation of diluted earnings per share for the respective periods, because the combination of the options’ exercise price and remaining unamortized stock-based compensation expense was greater than the average market price of the common shares. Anti-dilutive awards are not included in the dilution calculation, as their inclusion would have the effect of increasing diluted income per share.
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

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

In 2008, the Company sold property located in Tacoma, Washington to the local port authority. In 2009, the port authority commissioned an environmental investigation of portions of the property. In 2010, the port authority advised the Company of alleged soil and groundwater contamination on the property and alleged the Company liable for certain conditions. The Company received and reviewed the environmental investigation documentation and determined it may have liability with respect to some, but not all, of the alleged contamination. At this time, remedial plans are in the feasibility study stage and have not been agreed upon or presented to Washington State for consideration. As of December 31, 2020 and 2019, the Company has recorded reserves of $1,278 and $1,045, respectively, for costs related to this potential liability.
The Company has recorded a reserve of $510 and $770 as of December 31, 2020 and 2019, respectively, to address remaining subsurface remedial and wetlands/marsh management activities at the Company’s Martinez, CA site. Although currently a sulfuric acid regeneration plant, the site originally was operated by Mountain Copper Company (“Mococo”) as a copper smelter. Also, the site sold iron pyrite to various customers and allowed their customers to deposit waste iron pyrite cinder and slag on the site. The property is adjacent to Peyton Slough, where Mococo had a permitted discharge point from its process. In 1997, the San Francisco Bay Regional Water Quality Control Board (“RWQCB”) required characterization and remediation of Peyton Slough for Copper, Zinc and Acidic Soils. Various remediation activities were undertaken and completed, and the site has received final concurrence from the Army Corps with respect to the completed work. The RWQCB has agreed that Eco Services has achieved the goals for vegetative cover. The current marsh condition is being sustained by the opening and subsequent closing of the tide gates on a once per year basis. The Company is continuing to indicate to the RWQCB a plan to involve Contra Costa County and work towards development of an alliance for operating, maintaining and funding the tide gates is appropriate. The Company is currently in the process of obtaining permits for the long-term maintenance of Peyton Slough.
As of December 31, 2020 and 2019, the Company has recorded a reserve of $427 and $709, respectively, for subsurface remediation and the Soil Vapor Extraction Project at the Company’s Dominguez, CA site. In the 1980s and 1990s, the EPA and the Los Angeles Regional Water Quality Control Board conducted investigations of the site due to historic chlorinated pesticide and chlorinated solvent use. Soil and groundwater beneath the site were impacted by chlorinated solvents and associated breakdown products, petroleum hydrocarbons, chlorinated pesticides and metals. A Corrective Measures Plan approved in October 2011 requires (1) soil vapor extraction (“SVE”) in affected areas, (2) covering of unpaved areas containing pesticide impacted soil, and (3) annual groundwater monitoring of the perched water-bearing zone. Annual groundwater sampling and soil vapor monitoring indicates that the SVE system has been effective in reducing subsurface contaminant levels. The Company is moving in the direction of rendering the SVE system dormant and potentially closing this matter within the next few years following rebound testing, including the preparation of an updated long-term Operations and Maintenance Plan as requested by the California Department of Toxic Substances Control.
Purchase Commitments
The Company has entered into short and long-term purchase commitments for various key raw materials and energy requirements. The purchase obligations include agreements with various suppliers to purchase goods that are enforceable and legally binding, and that specify all significant terms. Purchases under these agreements are expected to be as follows:

Year	Amount
2021	$13,695
2022	3,263
2023	1,654
2024	1,186
2025	1,183
Thereafter	995
$21,976

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Letters of Credit
At December 31, 2020, the Company had outstanding letters of credit of $18,190. Letters of credit are guarantees of payment to third parties. The Company’s letters of credit are used primarily as collateral for various items, including environmental, energy and insurance payments. The letters of credit are supported by the Company’s ABL facility.
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
Joint Venture Agreement
The Company entered into a joint venture agreement (the “ZI Partnership Agreement”) in 1988 with Shell Catalysts & Technologies, an affiliate of Royal Dutch Shell plc, to form Zeolyst International, a 50/50 joint venture partnership (the “Partnership”). Under the terms of the ZI Partnership Agreement, the Partnership leases certain land used in its Kansas City production facilities from PQ Corporation. This lease, which has been recorded as an operating lease, provided for rental payments to the Company of $310, $305 and $295 during the years ended December 31, 2020, 2019 and 2018, respectively. The terms of this lease are evergreen as long as the ZI Partnership Agreement is in place. The Partnership recognized sales to the Company’s former Performance Materials business of $861, $803 and $645 during the years ended December 31, 2020, 2019 and 2018, respectively.
The Partnership purchases certain of its raw materials from the Company and is charged for various manufacturing costs incurred at the Company’s Kansas City production facility. The amount of these costs charged to the Partnership were $16,065, $19,976 and $16,869 for the years ended December 31, 2020, 2019 and 2018, respectively. Certain administrative, marketing, engineering, management-related, and research and development services are provided to the Partnership by the Company. During the years ended December 31, 2020, 2019 and 2018, the Partnership was charged $12,229, $12,871 and $12,727, respectively, for these services. In addition, the Partnership was charged certain product demonstration costs of $1,853, $2,204 and $1,768 during the years ended December 31, 2020, 2019 and 2018, respectively. These charges to the Partnership are recorded as reductions in either cost of goods sold or selling, general and administrative expenses in the consolidated statements of income, depending on the nature of the expenditures.

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Other
From time to time, the Company makes sales to and purchases raw materials from portfolio companies of funds that are affiliated with CCMP and companies that are affiliated with INEOS Capital Partners. The Company had sales of $12,672, $4,841 and $5,587 to companies affiliated with INEOS Capital Partners during the years ended December 31, 2020, 2019, and December 31, 2018 respectively. The Company purchased raw materials of $1,222, $1,203 and $1,495 to companies affiliated with INEOS Capital Partners during the years ended December 31, 2020, 2019, and December 31, 2018 respectively.

27. Quarterly Financial Summary (Unaudited):
The following tables summarize the Company’s quarterly financial results during the years ended December 31, 2020 and 2019:

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$295,813	$254,896	$275,149	$281,505
Gross profit	72,295	63,662	70,172	67,227
Operating income	29,214	20,175	33,310	(245,623)
Net income (loss) from continuing operations	6,299	7,896	(6,956)	(186,702)
Net income (loss) from discontinued operations, net of tax	(5,790)	8,351	11,392	(116,194)
Net (loss) income	509	16,247	4,436	(302,896)
Less: Net (loss) income attributable to the noncontrolling interest - continuing operations	234	250	201	(3,883)
Less: Net income (loss) attributable to the noncontrolling interest - discontinued operations	51	71	97	46
Net income (loss) attributable to PQ Group Holdings Inc.	224	15,926	4,138	(299,059)

Earnings (loss) per common share - basic
Continuing operations	$0.04	$0.06	$(0.05)	$(1.35)
Discontinued operations	$(0.04)	$0.06	$0.08	$(0.86)
Net earnings (loss) per share - basic	$—	$0.12	$0.03	$(2.21)

Earnings (loss) per common share - diluted:
Continuing operations	$0.04	$0.06	$(0.05)	$(1.35)
Discontinued operations	$(0.04)	$0.06	$0.08	$(0.86)
Net earnings (loss) per share - diluted	$—	$0.12	$0.03	$(2.21)

Weighted average shares outstanding:
Basic	135,240,897	135,083,126	135,106,969	135,406,081
Diluted	136,086,082	135,671,830	135,979,118	135,406,081

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$297,468	$311,641	$307,271	$283,535
Gross profit	67,728	81,863	82,913	65,898
Operating income	28,995	48,840	41,191	28,482
Net income from continuing operations	6,055	19,404	11,888	28,406
Net income (loss) from discontinued operations, net of tax	(2,614)	11,315	6,863	(1,007)
Net income	3,441	30,719	18,751	27,399
Less: Net income attributable to the noncontrolling interest - continuing operations	231	101	82	203
Less: Net income attributable to the noncontrolling interest - discontinued operations	59	44	24	27
Net income attributable to PQ Group Holdings Inc.	3,151	30,574	18,645	27,169

Earnings (loss) per common share - basic:
Continuing operations	$0.04	$0.14	$0.09	$0.21
Discontinued operations	$(0.02)	$0.08	$0.05	$(0.01)
Net earnings per share - basic	$0.02	$0.23	$0.14	$0.20

Earnings (loss) per common share - diluted:
Continuing operations	$0.04	$0.14	$0.09	$0.21
Discontinued operations	$(0.02)	$0.08	$0.05	$(0.01)
Net earnings per share - diluted	$0.02	$0.23	$0.14	$0.20

Weighted average shares outstanding:
Basic	133,946,308	134,142,552	134,511,819	134,912,212
Diluted	134,894,354	135,323,024	135,649,710	136,151,739

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

28. Supplemental Cash Flow Information:
The following table presents supplemental cash flow information for the Company:

	Years ended December 31,
	2020	2019	2018
Cash paid during the year for:
Income taxes, net of refunds	$35,013	$17,406	$23,842
Interest(1)	90,291	117,775	110,834
Non-cash investing activity(2):
Capital expenditures acquired on account but unpaid as of the year end	11,630	22,562	23,498

(1)Cash paid for interest is shown net of capitalized interest for the periods presented and excludes $4,963 and $8,480 of net interest proceeds on swaps designated as net investment hedges for the years ended December 31, 2020 and 2019, respectively, which are included within cash flows from investing activities in the Company’s consolidated statements of cash flows.
(2)For the supplemental non-cash information on lease liabilities arising from obtaining right-of-use lease assets, see Note 13 to these consolidated financial statements for additional details.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets as of December 31, 2020, 2019 and 2018 to the total of the same amounts shown in the consolidated statements of cash flows for the years then ended:

	December 31,
	2020	2019	2018
Cash and cash equivalents	$135,531	$53,861	$37,164
Restricted cash included in prepaid and other current assets	1,688	1,331	1,435
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$137,219	$55,192	$38,599

PQ GROUP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

29. Subsequent Events:
Definitive Agreement to Sell the Company’s Performance Chemicals Business
On March 1, 2021, the Company announced that it entered into a definitive agreement to sell its Performance Chemicals business for a purchase price of $1,100,000, subject to customary purchase price adjustments as set forth in the agreement. The planned sale of the Performance Chemicals business reflects continued advancement by the Company on its ‘Simpler + Stronger’ strategic path.
The Company expects to use the after-tax cash proceeds from the sale to reduce debt and return capital to its shareholders, subject to board approval and declaration. The transaction is expected to close by the end of 2021, subject to regulatory approvals and customary closing conditions. The Company is currently evaluating the impact of this transaction.
This transaction met the held for sale criteria in March 2021, and consequently the financial results of the Performance Chemicals business will be reported in discontinued operations beginning in the first quarter of 2021.
Chem32 Acquisition
On February 24, 2021, the Company completed the acquisition of Chem32, a leading supplier of catalyst pre-activation services, for a purchase price of $44,000, subject to customary purchase price adjustments as set forth in the agreement.
Other than these items, the Company has evaluated subsequent events since the balance sheet date and determined that there are no additional matters to disclose.

SCHEDULE I
PQ GROUP HOLDINGS INC. AND SUBSIDIARIES (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME
(in thousands)

	Years ended December 31,
	2020	2019	2018
Stock compensation expense	$25,200	$16,212	$18,419
Equity in net loss (income) from subsidiaries	253,571	(95,751)	(76,719)
Net (loss) income	(278,771)	79,539	58,300
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits	1,938	2,430	(7,958)
Net (loss) gain from hedging activities	166	(2,665)	(330)
Foreign currency translation	(16,596)	22,117	(35,127)
Total other comprehensive income (loss)	(14,492)	21,882	(43,415)
Comprehensive (loss) income	$(293,263)	$101,421	$14,885

See accompanying notes to condensed financial statements.

SCHEDULE I
PQ GROUP HOLDINGS INC. AND SUBSIDIARIES (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Investment in subsidiaries	$1,277,126	$1,779,450
Total assets	$1,277,126	$1,779,450
LIABILITIES
Total liabilities	$—	$—
STOCKHOLDERS' EQUITY
Common stock (0.01 par); authorized shares 450,000,000; issued shares 137,102,143 and 136,861,382 on December 31, 2020 and 2019, respectively; outstanding shares 136,318,557 and 136,464,961 on December 31, 2020 and 2019, respectively	1,371	1,369
Preferred stock (0.01 par); authorized shares 50,000,000; no shares issued or outstanding on December 31, 2020 and 2019, respectively	—	—
Additional paid-in capital	1,477,859	1,696,899
(Accumulated deficit) retained earnings	(175,758)	103,013
Treasury stock, at cost; shares 783,586 and 396,421 on December 31, 2020 and 2019, respectively	(11,081)	(6,483)
Accumulated other comprehensive loss	(15,265)	(15,348)
Total PQ Group Holdings Inc. equity	1,277,126	1,779,450
Total liabilities and equity	$1,277,126	$1,779,450

See accompanying notes to condensed financial statements.

SCHEDULE I
PQ GROUP HOLDINGS INC. AND SUBSIDIARIES (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(278,771)	$79,539	$58,300
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in net income from subsidiaries	253,571	(95,751)	(76,719)
Stock compensation expense	25,200	16,212	18,419
Net cash provided by operating activities	—	—	—
Cash flows from investing activities:
Distribution from subsidiaries	243,779	—	—
Net cash provided by investing activities	243,779	—	—
Cash flows from financing activities:
Dividends paid to stockholders	(243,779)	—	—
Net cash used in financing activities	(243,779)	—	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—
Net change in cash, cash equivalents and restricted cash	—	—	—
Cash, cash equivalents and restricted cash at beginning of period	—	—	—
Cash, cash equivalents and restricted cash at end of period of continuing operations	$—	$—	$—

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
5. Dividends Paid
On December 14, 2020, the Company’s Board of Directors declared a special cash dividend of $1.80 per share, using after tax cash proceeds and cash on hand from the sale of the Performance Materials business. The dividend was paid to the Company’s stockholders of record at the close of business on December 21, 2020.

Report of Independent Auditors

To the Management Committee of Zeolyst International:

We have audited the accompanying financial statements of Zeolyst International (the “Partnership”), which comprise the balance sheets as of December 31, 2020 and 2019, and the related statements of operations and accumulated earnings, changes in partners’ capital, and cash flows for the three years in the period ended December 31, 2020.

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

Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeolyst International as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter
As discussed within Footnote 15 to the financial statements, the Partnership has significant related party transactions. Our opinion is not modified with respect to this matter.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 17, 2021

ZEOLYST INTERNATIONAL
BALANCE SHEETS
(in thousands)

	December 31, 2020	December 31, 2019
ASSETS
Cash	$47,837	$10,522
Trade receivables, net:
Receivables from third parties	24,316	29,525
Receivables from affiliates	9,132	50,373
Inventories	98,241	127,864
Other current assets	576	573
Total current assets	180,102	218,857
Property, plant and equipment, net	142,871	144,615
Intangible assets	7,050	8,100
Right-of-use lease asset	5,968	6,077
Other long-term assets	480	694
Total assets	$336,471	$378,343
LIABILITIES
Revolver	$—	$15,000
Trade accounts payable	5,292	13,231
Accounts payable to affiliates	21,066	12,519
Operating lease liability—current	109	109
Other current liabilities	2,965	3,776
Total current liabilities	29,432	44,635
Operating lease liability—noncurrent	5,859	5,968
Total liabilities	35,291	50,603
Commitments and contingencies (Note 14)
PARTNERS’ CAPITAL
Contributed capital	54,930	54,930
Accumulated earnings	246,250	272,810
Net partners’ capital	301,180	327,740
Total liabilities and partners' capital	$336,471	$378,343

See accompanying notes to financial statements.

ZEOLYST INTERNATIONAL
STATEMENTS OF OPERATIONS AND ACCUMULATED EARNINGS
(in thousands)

	Years ended December 31,
	2020	2019	2018
Sales	$129,708	$161,725	$209,083
Related party sales	127,538	178,950	104,291
Total sales	257,246	340,675	313,374
Cost of goods sold	85,392	84,566	88,551
Related party cost of goods sold	83,018	112,441	99,653
Total cost of goods sold	168,410	197,007	188,204
Gross profit	88,836	143,668	125,170
Selling, general and administrative expenses (SG&A)	3,146	3,857	1,476
Related party SG&A	32,204	37,085	35,635
Operating income	53,486	102,726	88,059
Interest expense, net	224	76	100
Other (income) expense, net	(178)	(1,712)	2,251
Net income	53,440	104,362	85,708
Accumulated earnings at beginning of year	272,810	248,448	242,740
Dividends paid	(80,000)	(80,000)	(80,000)
Accumulated earnings at end of year	$246,250	$272,810	$248,448

See accompanying notes to financial statements.

ZEOLYST INTERNATIONAL
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in thousands)

	Contributed capital	Accumulated earnings	Net partners' capital
PQ Corporation:
Balance, December 31, 2017	$27,465	$121,370	$148,835
Dividends paid		(40,000)	(40,000)
Net income		42,854	42,854
Balance, December 31, 2018	$27,465	$124,224	$151,689
Dividends paid		(40,000)	(40,000)
Net income		52,181	52,181
Balance, December 31, 2019	$27,465	$136,405	$163,870
Dividends paid		(40,000)	(40,000)
Net income		26,720	26,720
Balance, December 31, 2020	$27,465	$123,125	$150,590

CRI Zeolites Inc.:
Balance, December 31, 2017	$27,465	$121,370	$148,835
Dividends paid		(40,000)	(40,000)
Net income		42,854	42,854
Balance, December 31, 2018	$27,465	$124,224	$151,689
Dividends paid		(40,000)	(40,000)
Net income		52,181	52,181
Balance, December 31, 2019	$27,465	$136,405	$163,870
Dividends paid		$(40,000)	$(40,000)
Net income		$26,720	$26,720
Balance, December 31, 2020	$27,465	$123,125	$150,590
Total partners' capital at December 31, 2017	$54,930	$242,740	$297,670
Total partners' capital at December 31, 2018	$54,930	$248,448	$303,378
Total partners' capital at December 31, 2019	$54,930	$272,810	$327,740
Total partners' capital at December 31, 2020	$54,930	$246,250	$301,180

See accompanying notes to financial statements.

ZEOLYST INTERNATIONAL
STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$53,440	$104,362	$85,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,397	17,845	15,954
Loss on sale or disposal of capital assets	25	47	101
Gain on sale of investment	(372)	(3,062)	—
Net change in returns allowance	(713)	856	(205)
Working capital changes that provided (used) cash:
Receivables, including affiliates	47,163	(24,598)	15,663
Inventories	29,623	(34,975)	5,549
Other current assets	(2)	175	(459)
Accounts payable, including affiliates	5,298	844	3,186
Other current liabilities	(811)	(2,275)	1,178
Other long-term assets	—	—	6
Net cash provided by operating activities	151,048	59,219	126,681
Cash flows from investing activities:
Purchases of property, plant and equipment	(19,105)	(26,388)	(16,356)
Purchase of license	—	—	(4,000)
Proceeds from sale of investment	372	3,062	—
Net cash used in investing activities	(18,733)	(23,326)	(20,356)
Cash flows from financing activities:
Proceeds from revolver	—	25,000	7,000
Payments on revolver	(15,000)	(10,000)	(7,000)
Payments of cash dividends	(80,000)	(80,000)	(80,000)
Net cash used in financing activities	(95,000)	(65,000)	(80,000)
Net change in cash	37,315	(29,107)	26,325
Cash at beginning of period	10,522	39,629	13,304
Cash at end of period	$47,837	$10,522	$39,629
Non-cash investing activity:
Capital expenditures acquired on account but unpaid	$1,816	$6,506	$5,461

See accompanying notes to financial statements.

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

1. Organization:
Zeolyst International, a General Partnership (“Partnership”) was formed in 1988 pursuant to a Joint Venture Agreement (“the Agreement”) between PQ Corporation (“PQ”) and CRI Zeolites Inc. (“CRI”), a Royal Dutch Shell affiliate (collectively, the “Partners”). The percentage interests as of December 31, 2020 and 2019 are as follows:

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
The Partnership corrected its 2019 and 2018 Statement of Cash Flows for a reclassification error of $5,444 and $3,915, respectively. The correction of this error resulted in an increase in the net cash provided by operating activities within Accounts payable, including affiliates and an increase in the net cash used for investing activity within Purchases of property, plant and equipment. The corrected balances conform to the current period presentation.
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

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

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
Leases. The Partnership has an evergreen land lease agreement with a remaining lease term of 31 years as of December 31, 2020. Accounting Standards Codification Topic 842, Leases (“ASC 842”), does not provide definitive guidance as to determining the length of evergreen leasing arrangements. As such, the Partnership estimated the term of the lease agreement to be commensurate with the estimated useful life of the buildings located on the land that is being leased. Upon adoption of ASC 842 on January 1, 2019, the Partnership assigned a 33 year life to the land lease agreement.
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
The Partnership recognizes a right-of-use lease asset and lease liability at the lease commencement date based on the present value of the remaining lease payments over the lease term. The Partnership was unable to readily determine the discount rate implicit in the lease agreement in accordance with the policy. As such, the Partnership utilized its incremental borrowing rate over the relevant lease term, which is the rate of interest that it would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Short-term leases, which have an initial term of twelve months or less, are not recorded on the Partnership’s balance sheet.
Lease expense for the operating lease is recognized on a straight-line basis over the lease term. The amortization expense component of the right-of-use lease asset is included in cost of goods sold and in selling, general and administrative expenses on the consolidated statements of income.
Intangibles and Other Long-term Assets: Other long-term assets primarily include intangible assets, at cost and spare parts. In April 2018, the Partnership made a $4,000 strategic investment to buy down royalty obligations related to certain license agreements. On May 10, 2017, the Partnership made a $6,500 strategic investment for license of materials-based solutions for catalytic and separations processes. The Partnership amortizes these intangible assets over a ten-year period and includes the expense in selling, general and administrative expenses on its statements of operations. These investments are accounted for under the cost method of accounting.
In December 2017, the Partnership wrote down a $3,000 investment in a technology developer and licensor of materials-based solutions for catalytic and separations processes. During the year ended December 31, 2019, the Partnership sold its investment in the common stock of the technology developer and received $372 and $3,062 in proceeds, which was recorded in other (income) expense, net on the Partnership’s statements of operations and accumulated earnings in 2020 and 2019, respectively.
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

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

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
The Partnership reserves 3% of the Hydrocracking Catalyst sales due to a clause in the contract that allows customers to return up to 5% of the unused products they purchase within 90 days, and based on historical experience. The total sales returns reserve as of December 31, 2020 and 2019 amounted to $677 and $1,389, respectively.
Shipping and Handling Costs: The Partnership classifies costs related to shipping and handling of products shipped to customers as cost of goods sold.
Research and Development: Research and development costs of $13,554, $17,468 and $17,566 for the years ended December 31, 2020, 2019 and 2018, respectively, were expensed as incurred and reported in selling, general and administrative expenses in the accompanying statements of operations.
Foreign Exchange Transactions: The functional currency of the Partnership is the U.S. Dollar. The Partnership enters into transactions that are denominated in other currencies. Gains and losses on foreign currency transactions are included in other (income) / expense, net on the statements of operations. Foreign exchange gain of $41, loss of $967 and gain of $1,726 were recognized for the years ended December 31, 2020, 2019 and 2018, respectively.
Fair Value Measurements: The Partnership’s financial assets and liabilities are reflected in the financial statements at amortized cost which approximates fair market value. Fair value is defined as the price at which an asset could be exchanged in a current transaction between willing market participants. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a market participant, not the amount that would be paid to settle the liability with a creditor. The Partnership’s cash balances approximate fair value due to their short-term maturity.
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
4. Recently Issued Accounting Standards:
In February 2016, the FASB issued guidance (with subsequent targeted amendments) that modifies the accounting for leases. Under the new guidance, a lessee will recognize assets and liabilities for most leases (including those classified under existing GAAP as operating leases, which based on current standards are not reflected on the balance sheet), but will recognize expenses similar to current lease accounting. The new guidance also requires companies to provide expanded disclosures regarding leasing arrangements. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The new guidance must be adopted using a modified retrospective transition method. The Partnership can choose to apply the new guidance at the beginning of the earliest period presented in the financial statements, or at the date of adoption, with a cumulative-effect adjustment to the opening balance of retained earnings and no recast of prior period results presented within the Partnership’s financial

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

statements. The Partnership adopted the new guidance as of January 1, 2019 (date of adoption) and has included all relevant disclosures within Note 3 and Note 9 to these financial statements.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that affects loans, trade receivables and any other financial assets that have the contractual right to receive cash. Under the new guidance, an entity is required to recognize expected credit losses rather than incurred losses for financial assets. The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Partnership adopted the new guidance effective January 1, 2020, with no material impact to the Partnership’s consolidated financial position, results of operations or cash flows.

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
Contract Assets and Liabilities
A contract asset is a right to consideration in exchange for goods that the Partnership has transferred to a customer when that right is conditional on something other than the passage of time. A contract liability exists when the Partnership receives consideration in advance of performance obligations. The Partnership has not recorded any contract assets or contract liabilities on its balance sheet as of December 31, 2020.

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

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
Disaggregated Revenue
The following table disaggregates the Partnership’s sales by end use for the year ended December 31, 2020 and 2019:

	Years ended December 31,
	2020	2019
Fuels and Emission Controls	$185,722	$245,926
Packaging & Engineered Plastics	71,524	94,749
Total	$257,246	$340,675

6. Accounts Receivable and Allowance for Doubtful Accounts:
The components of accounts receivable are as follows:

	December 31,
	2020	2019
Trade accounts receivable	$34,124	$81,287
Allowance	(676)	(1,389)
	$33,448	$79,898

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

7. Inventories:
Inventories were classified and valued as follows:

	December 31,
	2020	2019
Finished products and work in process	$92,128	$119,271
Raw materials and containers	6,113	8,593
	$98,241	$127,864

8. Property, Plant and Equipment:
A summary of property, plant and equipment, at cost, and related accumulated depreciation is as follows:

	December 31,
	2020	2019
Land and buildings	$49,831	$49,382
Machinery and equipment	176,401	177,804
Construction in progress	51,655	40,579
	277,887	267,765
Less: accumulated depreciation	(135,016)	(123,150)
	$142,871	$144,615

Depreciation expense was $16,134, $16,582 and $16,260 for the years ended December 31, 2020, 2019, and 2018, respectively. Disposal of assets reduced PP&E and accumulated depreciation by $4,268, $8,356, and $5,166, respectively with a $25, $47, and $101 reduction to earnings for the years ended December 31, 2020, 2019, and 2018, respectively.
9. Leases:
Operating lease costs of $310 are included in cost of goods sold on the consolidated statements of income for the year ended December 31, 2020. The weighted average lease term is 31 years with a weighted average discount rate of 3.25%. Cash payments on operating leases included in operating cash flows was $310 for the year ended December 31, 2020. The current portion of the lease liability is included on the Partnership’s balance sheet in other current liabilities. Finance lease costs for the year ended December 31, 2020 is $0.
Maturities of lease liabilities as of December 31, 2020 are as follows:

Operating Lease
2021	$310
2022	310
2023	310
2024	310
2025	310
Thereafter	8,060
Total lease payments	9,610
Less: Interest	(3,642)
Total lease liabilities	$5,968

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

10. Other Current Liabilities:
A summary of other current liabilities is as follows:

	December 31,
	2020	2019
Accrued royalties and license fees	$224	$1,968
Accrued commissions	713	1,228
Accrued other	2,137	689
	$3,074	$3,885

11. Revolver:
On March 2, 2016, the Partnership entered into a five-year revolving line of credit facility of $60,000, which carries an initial interest rate of LIBOR. The agreement expires on March 1, 2021. On May 26. 2020 this agreement was amended and extended to May 25, 2022. The interest rate on the facility is LIBOR plus an interest margin ranging from 0.75% to 1.00% per annum based on the Partnership’s debt to EBITDA ratio. A commitment fee is paid to the bank for this agreement. As of December 31, 2020, availability under this agreement was $60,000.
The revolving credit agreement contains certain restrictions and covenants that require the Partnership to maintain a minimum partners’ equity, as defined, of $200,000 plus 10% of net income, and a minimum EBITDA of $40,000 on a last twelve month basis measured quarterly. The Partnership was in compliance with all covenants during 2020.
Cash payments for interest were approximately $225, $134 and $101 for the years ended December 31, 2020, 2019 and 2018, respectively.
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction. The carrying amount of the revolving line of credit approximates fair value because it is a short- term liquidity tool to fund operations, which is drawn down and paid back with cash generated from operations.
12. Partners’ Contributions:
In accordance with the Agreement, in the event that cash flow from operations is insufficient to meet the Partnership’s requirements, following a majority vote by the Management Committee of the Partnership to request capital from the partners, the partners will provide additional capital to enable the Partnership to meet its obligations. No such contributions were made during the years ended December 31, 2020, 2019, or 2018 as the Partnership had the ability to finance operations through cash flow from operations and borrowings under the Partnership’s revolving line of credit facility.
13. Income Taxes:
As a partnership, Zeolyst International is not liable for the payment of taxes on income in the U.S. Net income and losses are allocated to the respective partners on an annual basis, and it is the partners’ responsibility to pay income taxes, if any, thereon according to their respective tax positions.

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

14. Commitments and Contingent Liabilities:
In 1998, the Partnership entered into a ten year tolling agreement (“the Tolling Agreement”) with CRI Belgium, a related party, for the manufacture of specialty extruded products. Effective January 2004, the 1998 Tolling Agreement was replaced by a new evergreen ten-year tolling agreement with CRI Belgium. Both parties can terminate this agreement without cause with twenty-four months’ notice. The Partnership pays CRI Belgium a daily charge rate based on the actual days of production. This charge is included in related party cost of goods sold and totaled $15,700, $27,811 and $23,381 for the years ended December 31, 2020, 2019 and 2018, respectively. In addition, for certain capital expenditures, that are beneficial to the Partnership, the parties will mutually agree on future adjustments to the daily charge rates or propose an alternative method of the Partnership’s contribution to those costs.
During 2007, the Partnership entered into a License Agreement with a third party to obtain exclusive licensing rights to use the technology in the manufacturing, using and selling of Powder catalyst and Shaped catalyst. The consideration for the licensing rights includes (1) a down payment of $3,200 payable in six annual installments to acquire the product license, and (2) royalty payments at a rate of 10% of the Powder and Shaped Net Sale price during the royalty period. The $3,200 is payable as follows: $500 was paid at the date of the agreement, $500 at first, second, and third anniversaries of the agreement, and $600 at the fourth and fifth anniversary of the agreement. The product license intangible is being amortized over the life of the agreement on a straight-line basis, which is estimated to be 15 years. Amortization expense of $213 was recognized in 2020, 2019 and 2018. The royalty period of 10 years began in 2013, immediately after the date on which the Partnership had cumulatively produced the first 250 metric tons of Powder and Shaped catalyst. If at the end of the Royalty Period, the cumulative of running royalties actually paid by the Partnership is less than $3,000, the Partnership will be obligated to pay the difference between the $3,000 and the actual cumulative running royalty amount. As of December 31, 2020 and 2019 there were $200 and $240, respectively, liabilities recorded related to this agreement.
During 2013 the Partnership entered into a Sublicense Agreement with a third party to obtain patent and know-how licensing rights to make, use, import, and sell the Licensed Process and Products in the Licensed field. The consideration for the licensing rights includes a payment of $1,500 payable in three installments. The $1,500 is payable as follows: $500 will be paid at the date of the first successful sale of commercialized product, or 36 months from execution of the license agreement, $500 after sale of 0.5 million pounds of product, or 48 months from execution of the license agreement, and $500 after sale of 1.0 million pounds of product, or 60 months from execution of the license agreement. In October 2016, the agreement was amended to extend payment terms. The payment of $1,500 is payable as follows: $500 will be paid at the date of the first successful sale of commercialized product, or 69 months from execution of the license agreement, $500 after sale of 0.5 million pounds of product, or 81 months from execution of the license agreement, and $500 after sale of 1.0 million pounds of product, or 93 months from execution of the license agreement. The product license intangible will be amortized prospectively with this change in estimated life. Amortization expense of $0, $0 and $12 was recognized in the years ending December 31, 2020, 2019 and 2018, respectively. This agreement was terminated in 2018 with no payments due to third party. Amortization credit of $0 was recognized in the year ending December 31, 2018.
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

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

PQ
Under the terms of the Agreement, the Partnership leases certain land used in its Kansas City production facilities from PQ. This lease, which has been recorded as an operating lease, provided for rental payments of $310, $305, and $295 for the years ended December 31, 2020, 2019 and 2018, respectively. The rent expense is included in the related party cost of goods sold line item in the accompanying statements of operations. The terms of this lease are evergreen as long as the Partnership agreement is in place. The Partnership purchases certain of its raw materials from PQ and is charged for various manufacturing costs incurred at the PQ Kansas City production facility. The amount of these costs charged to the Partnership during the years ended December 31, 2020, 2019 and 2018 were $16,065, $19,976 and $16,869, respectively. These costs are a component of production costs and are included in the related party cost of goods sold line item in the accompanying statements of operations when the inventory is sold. Certain administrative, marketing, engineering, management-related, and research and development services are provided to the Partnership by PQ. During the years ended December 31, 2020, 2019 and 2018, the Partnership was charged $12,229, $12,871 and $12,727, respectively, for these services. These amounts are included in the related party selling, general and administrative line item in the accompanying statements of operations. In addition, certain product demonstration costs of $1,853, $2,204 and $1,768 during the years ended December 31, 2020, 2019 and 2018, respectively, were recorded in the related party cost of goods sold line of the accompanying statements of operations.
The Partnership recognized sales to PQ of $861, $803, and $645 to a wholly owned subsidiary of PQ in the years ended December 31, 2020, 2019, and 2018, respectively. As of December 14, 2020 PQ divested its ownership of this subsidiary. The Partnership reported activity prior to the date of sale as related party. Subsequent to the date of sale, the Partnership includes this activity as third party.
At December 31, 2020 and 2019, the accounts payable to affiliates consisted of $2,166 and $3,020 due to PQ. Included in trade accounts receivable at December 31, 2020 and 2019 was $0 and $320, respectively due from PQ.
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
During the year ended December 31, 2020, the original IRB financing structure from December 2013 was exhausted. In order to fund future plant expansions, the Company entered into an additional IRB financing structure with similar terms and conditions, which also provides for 75% real estate tax abatements on the value of future improvements. The financing obligations and the industrial bonds receivable have been presented net, as the financing obligations and the industrial bonds meet the criteria for right of setoff conditions under GAAP.
CRI and Royal Dutch Shell Affiliates
Royal Dutch Shell affiliates include CRI, Criterion, Shell Development Company, Shell Research and Technology Center-Amsterdam, CRI Center Marketing Asia Pacific, Shell International Oil Products, CRI Belgium and CRI Technology Services. As described in Note 2, a significant portion of the Partnership’s sales are transacted through Criterion. During the years ended December 31, 2020, 2019 and 2018 the Partnership recognized sales transacted through Criterion of $126,677, $178,148 and $103,646, respectively. The Partnership purchases certain of its raw materials and is charged for tolling, customer distribution and packaging costs incurred by Criterion. The amount of these costs charged to the Partnership during the years ended December 31, 2020, 2019 and 2018 were $21,686, $38,988 and $31,383, respectively. These costs are a component of production costs and are included in the related party cost of goods sold line item in the accompanying statements of operations when the inventory is sold. Certain engineering, management-related, broker-related, and research and development services are provided to the Partnership by CRI and Royal Dutch Shell affiliates. During the years ended December 31, 2020, 2019 and 2018, the Partnership was charged $19,975, $24,214 and $22,908, respectively, for these services. These amounts are included in the related party selling, general and administrative line item in the accompanying statements of operations.
At December 31, 2020 and 2019, the accounts payable to affiliates balance consisted of $6,727 and $8,026, respectively, due to CRI and Shell affiliates. Included in trade accounts receivable at December 31, 2020 and 2019 was $9,132 and $50,053, respectively, of receivables related to sales transacted through Criterion, as described above.

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

Zeolyst C.V.
Zeolyst C.V. is a limited partnership formed in 1993 pursuant to a joint venture agreement between PQ Zeolites B.V. and CRI for the purpose of the production of Zeolite powders. The Partnership entered into an agreement with Zeolyst C.V. to purchase Zeolite powders manufactured by Zeolyst C.V. Under the terms of the agreement, products manufactured by Zeolyst C.V. are supplied solely to the Partnership. The Partnership has performed a qualitative and quantitative analysis and concluded that for Zeolyst C.V. for which it holds a variable interest but will not absorb a majority of the expected losses or residual returns, the Partnership is not the primary beneficiary and therefore, this VIE was not consolidated in the Partnership’s consolidated financial statements. The Partnership has no unfunded commitments or guarantees as a result of its involvement with Zeolyst C.V. The total carrying value of assets and liabilities for Zeolyst C.V was $135,717 and $6,688 as of December 31, 2020 and was $122,726 and $7,068 as of December 31, 2019, respectively. The Partnership currently does not have any exposure to any losses by Zeolyst C.V. The Partnership has purchased $43,104, $50,968 and $49,338 through the sales agreement during the years ended December 31, 2020, 2019 and 2018, respectively. These costs are a component of production costs and are included in the related party cost of goods sold line item in the accompanying statements of operations when the inventory is sold.
At December 31, 2020 and 2019, the accounts payable to affiliates balance consisted of $12,173 and $1,473, respectively, due to Zeolyst C.V.
16. Subsequent Events:
The Partnership has evaluated subsequent events from the balance sheet date through March 17, 2021 and determined there are no further items to disclose.