Form 10-Q
period 2021-06-30
Ecovyst Inc.
filed 2021-08-09
CIK 1708035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-38221

ECOVYST INC.

Delaware	81-3406833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Lindenwood Drive
Malvern, Pennsylvania	19355
(Address of principal executive offices)	(Zip Code)

(610)	651-4400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	ECVT	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of August 4, 2021 was 136,944,255.

ECOVYST INC.

INDEX—FORM 10-Q
June 30, 2021

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Sales	$146,952	$115,641	$273,576	$241,195
Cost of goods sold	108,479	80,768	204,984	168,618
Gross profit	38,473	34,873	68,592	72,577
Selling, general and administrative expenses	21,856	20,585	43,986	42,865
Other operating expense, net	4,965	4,442	10,472	7,892
Operating income	11,652	9,846	14,134	21,820
Equity in net (income) from affiliated companies	(6,755)	(11,468)	(11,965)	(19,763)
Interest expense, net	8,741	15,136	19,197	30,434
Debt extinguishment costs	11,717	—	11,717	2,513
Other (income) expense, net	(1,875)	(3,509)	3,299	3,961
(Loss) income from continuing operations before income taxes and noncontrolling interest	(176)	9,687	(8,114)	4,675
Provision (benefit) for income taxes	7,694	(24,630)	2,504	(26,295)
Net (loss) income from continuing operations	(7,870)	34,317	(10,618)	30,970
Net income (loss) from discontinued operations, net of tax	6,520	(18,070)	(83,250)	(14,214)
Net (loss) income	(1,350)	16,247	(93,868)	16,756
Less: Net income attributable to the noncontrolling interest - discontinued operations	140	321	257	606
Net (loss) income attributable to Ecovyst Inc.	$(1,490)	$15,926	$(94,125)	$16,150

(Loss) income from continuing operations attributable to Ecovyst Inc.	$(7,870)	$34,317	$(10,618)	$30,970
Income (loss) from discontinued operations attributable to Ecovyst Inc.	6,380	(18,391)	(83,507)	(14,820)
Net (loss) income attributable to Ecovyst Inc.	$(1,490)	$15,926	$(94,125)	$16,150

Net income (loss) per share:
Basic (loss) income per share - continuing operations	$(0.06)	$0.25	$(0.08)	$0.23
Diluted (loss) income per share - continuing operations	$(0.06)	$0.25	$(0.08)	$0.23
Basic income (loss) per share - discontinued operations	$0.05	$(0.14)	$(0.61)	$(0.11)
Diluted income (loss) per share - discontinued operations	$0.05	$(0.14)	$(0.61)	$(0.11)
Basic (loss) income per share	$(0.01)	$0.12	$(0.69)	$0.12
Diluted (loss) income per share	$(0.01)	$0.12	$(0.69)	$0.12

Weighted average shares outstanding:
Basic	136,095,060	135,083,126	136,072,165	135,278,764
Diluted	136,095,060	135,671,830	136,072,165	136,079,540
See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(1,350)	$16,247	$(93,868)	$16,756
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits	(42)	(13)	(85)	(28)
Net gain (loss) from hedging activities	413	495	1,178	(34)
Foreign currency translation	12,163	11,939	8,302	(34,416)
Total other comprehensive income (loss)	12,534	12,421	9,395	(34,478)
Comprehensive income (loss)	11,184	28,668	(84,473)	(17,722)
Less: Comprehensive income (loss) attributable to noncontrolling interests	593	697	316	(2,506)
Comprehensive income (loss) attributable to Ecovyst Inc.	$10,591	$27,971	$(84,789)	$(15,216)

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$55,757	$114,011
Accounts receivable, net	66,050	46,183
Inventories, net	47,952	52,789
Prepaid and other current assets	18,356	11,677
Current assets held for sale	199,213	204,007
Total current assets	387,328	428,667
Investments in affiliated companies	457,989	458,128
Property, plant and equipment, net	595,023	591,710
Goodwill	429,705	391,565
Other intangible assets, net	131,812	137,446
Right-of-use lease assets	30,843	28,943
Other long-term assets	19,405	12,445
Long-term assets held for sale	1,035,493	1,149,443
Total assets	$3,087,598	$3,198,347
LIABILITIES
Current maturities of long-term debt	$9,000	$—
Accounts payable	43,441	38,106
Operating lease liabilities—current	7,536	6,715
Accrued liabilities	45,704	45,475
Current liabilities held for sale	94,336	111,569
Total current liabilities	200,017	201,865
Long-term debt, excluding current portion	1,395,887	1,400,369
Deferred income taxes	122,643	125,668
Operating lease liabilities—noncurrent	23,204	21,972
Other long-term liabilities	14,123	15,744
Long-term liabilities held for sale	127,115	155,550
Total liabilities	1,882,989	1,921,168
Commitments and contingencies (Note 17)
EQUITY
Common stock ($0.01 par); authorized shares 450,000,000; issued shares 137,828,218 and 137,102,143 on June 30, 2021 and December 31, 2020, respectively; outstanding shares 136,946,005 and 136,318,557 on June 30, 2021 and December 31, 2020, respectively	1,378	1,371
Preferred stock ($0.01 par); authorized shares 50,000,000; no shares issued or outstanding on June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	1,492,334	1,477,859
Accumulated deficit	(269,883)	(175,758)
Treasury stock, at cost; shares 882,213 and 783,586 on June 30, 2021 and December 31, 2020, respectively	(12,551)	(11,081)
Accumulated other comprehensive loss	(5,929)	(15,265)
Total Ecovyst Inc. equity	1,205,349	1,277,126
Noncontrolling interest	(740)	53
Total equity	1,204,609	1,277,179
Total liabilities and equity	$3,087,598	$3,198,347

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock	Additional paid-in capital	(Accumulated deficit)	Treasury stock, at cost	Accumulated other comprehensive income (loss)	Non- controlling interest	Total
Balance, December 31, 2020	$1,371	$1,477,859	$(175,758)	$(11,081)	$(15,265)	$53	$1,277,179
Net (loss) income	—	—	(92,635)	—	—	117	(92,518)
Other comprehensive loss	—	—	—	—	(2,745)	(394)	(3,139)
Tax withholdings on equity award vesting	—	—	—	(1,470)	—	—	(1,470)
Distributions to noncontrolling interests	—	—	—	—	—	(516)	(516)
Stock compensation expense	—	6,877	—	—	—	—	6,877
Shares issued under equity incentive plan, net of forfeitures	7	63	—	—	—	—	70
Balance, March 31, 2021	$1,378	$1,484,799	$(268,393)	$(12,551)	$(18,010)	$(740)	$1,186,483
Net income	—	—	(1,490)	—	—	140	(1,350)
Other comprehensive income	—	—	—	—	12,081	453	12,534
Distributions to noncontrolling interests	—	—	—	—	—	(593)	(593)
Stock compensation expense	—	7,499	—	—	—	—	7,499
Shares issued under equity incentive plan, net of forfeitures	—	36	—	—	—	—	36
Balance, June 30, 2021	$1,378	$1,492,334	$(269,883)	$(12,551)	$(5,929)	$(740)	$1,204,609

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock, at cost	Accumulated other comprehensive income (loss)	Non- controlling interest	Total
Balance, December 31, 2019	$1,369	$1,696,899	$103,013	$(6,483)	$(15,348)	$5,868	$1,785,318
Net income	—	—	224	—	—	285	509
Other comprehensive loss	—	—	—	—	(43,411)	(3,488)	(46,899)
Repurchases of common shares	—	—	—	(2,059)	—	—	(2,059)
Tax withholdings on equity award vesting	—	—	—	(1,830)	—	—	(1,830)
Stock compensation expense	—	5,920	—	—	—	—	5,920
Shares issued under equity incentive plan, net of forfeitures	4	177	—	—	—	—	181
Balance, March 31, 2020	$1,373	$1,702,996	$103,237	$(10,372)	$(58,759)	$2,665	$1,741,140
Net income	—	—	15,926	—	—	321	16,247
Other comprehensive income	—	—	—	—	12,045	376	12,421
Stock compensation expense	—	6,366	—	—	—	—	6,366
Shares issued under equity incentive plan, net of forfeitures	(5)	5	—	—	—	—	—
Balance, June 30, 2020	$1,368	$1,709,367	$119,163	$(10,372)	$(46,714)	$3,362	$1,776,174

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(93,868)	$16,756
Net loss from discontinued operations	83,250	14,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,533	31,635
Amortization	5,952	5,786
Amortization of deferred financing costs and original issue discount	730	1,377
Debt extinguishment costs	5,981	—
Foreign currency exchange loss	3,882	3,709
Pension and postretirement healthcare (benefit) expense	(1,190)	217
Pension and postretirement healthcare funding	—	(913)
Deferred income tax provision	4,279	248
Net loss on asset disposals	2,379	602
Stock compensation	12,644	8,969
Equity in net income from affiliated companies	(11,965)	(19,763)
Dividends received from affiliated companies	10,000	15,000
Other, net	(3,270)	305
Working capital changes that provided (used) cash, excluding the effect of acquisitions and dispositions:
Receivables	(18,376)	(961)
Inventories	5,501	(1,681)
Prepaids and other current assets	(1,756)	(49)
Accounts payable	2,619	(5,122)
Accrued liabilities	(3,104)	(46,026)
Net cash provided by operating activities, continuing operations	37,221	24,303
Net cash provided by operating activities, discontinued operations	12,077	37,806
Net cash provided by operating activities	49,298	62,109

Cash flows from investing activities:
Purchases of property, plant and equipment	(28,039)	(22,233)
Business combinations, net of cash acquired	(41,994)	—
Proceeds from sale of assets	—	2,375
Other, net	—	(4)
Net cash used in investing activities, continuing operations	(70,033)	(19,862)
Net cash used in investing activities, discontinued operations	(32,010)	(16,360)
Net cash used in investing activities	(102,043)	(36,222)

	Six months ended June 30,
	2021	2020
Cash flows from financing activities:
Draw down of revolving credit facilities	—	140,626
Repayments of revolving credit facilities	—	(140,626)
Issuance of long-term debt, net of discount	897,750	—
Debt issuance costs	(1,293)	(3,023)
Repayments of long-term debt	(900,000)	—
Repurchases of common shares	—	(2,059)
Tax withholdings on equity award vesting	(1,470)	(1,830)
Other, net	6	181
Net cash used in financing activities, continuing operations	(5,007)	(6,731)
Net cash (used in) provided by financing activities, discontinued operations	(1,117)	776
Net cash used in financing activities	(6,124)	(5,955)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,339)	(3,261)
Net change in cash, cash equivalents and restricted cash	(62,208)	16,671
Cash, cash equivalents and restricted cash at beginning of period	137,219	73,917
Cash, cash equivalents and restricted cash at end of period	$75,011	$90,588
Less: cash, cash equivalents, and restricted cash of discontinued operations	(17,603)	(51,442)
Cash, cash equivalents and restricted cash at end of period of continuing operations	$57,408	$39,146

For supplemental cash flow disclosures, see Note 21.
See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

1. Background and Basis of Presentation:
Description of Business
Ecovyst Inc. and subsidiaries (the “Company” or “Ecovyst”), formerly known as PQ Group Holdings Inc. and subsidiaries (“PQ Group Holdings”), is a leading integrated and innovative global provider of specialty catalysts and services. The Company supports customers globally through its strategically located network of manufacturing facilities. The Company believes that its products, which are predominantly inorganic, and services contribute to improving the sustainability of the environment.
On December 14, 2020, PQ Group Holdings completed the sale of its Performance Materials business for $650,000, and the results of operations of this business have been presented as discontinued operations in the condensed consolidated financial statements for all periods presented. See Note 3 for more information on the transaction.
Effective on August 1, 2021, PQ Group Holdings completed the sale of its Performance Chemicals business for $1,100,000, subject to certain purchase price adjustments as set forth in the agreement. Upon entering into the definitive agreement, the transaction met the held for sale criteria and consequently the financial results of the Performance Chemicals business are reported in discontinued operations in the condensed consolidated financial statements for all periods presented. See Note 3 for more information on the transaction.
In connection with the closing of the sale of the Performance Chemicals business, PQ Group Holdings Inc. changed its name from “PQ Group Holdings Inc.” to “Ecovyst Inc.”, changed the ticker symbol of its common stock listed on the New York Stock Exchange from “PQG” to “ECVT” and rebranded PQ Group Holdings segments from “Refining Services” to “Ecoservices” and “Catalysts” to “Catalyst Technologies”.
The Company has two uniquely positioned specialty businesses: Ecoservices provides sulfuric acid recycling to the North American refining industry for the production of alkylate and provides on-purpose virgin sulfuric acid for water treatment, mining, and industrial applications; and Catalyst Technologies provides finished silica catalysts and catalyst supports necessary to produce high strength and high stiffness plastics and, through its Zeolyst joint venture, supplies zeolites used for catalysts that remove nitric oxide from diesel engine emissions as well as sulfur from fuels during the refining process.
The Company’s regeneration services product group, which is a part of the Company’s Ecoservices segment, typically experiences seasonal fluctuations as a result of higher demand for gasoline products in the summer months and lower demand in the winter months. These demand fluctuations result in higher sales and working capital requirements in the second and third quarters.
The notes to the condensed consolidated financial statements, unless otherwise indicated, are on a continuing operations basis.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations for interim reporting. In the opinion of management, all adjustments of a normal and recurring nature necessary to state fairly the financial position and results of operations have been included. The results of operations are not necessarily indicative of the expected results for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
2. New Accounting Standards:
Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board (“FASB”) issued new guidance to reduce the complexity in accounting for income taxes by removing certain exceptions to the general principles and simplifying areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The new guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The Company adopted the new guidance effective January 1, 2021, with no material impact to the Company’s condensed consolidated financial position, results of operations or cash flows.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

Accounting Standards Not Yet Adopted
In March 2020, the FASB issued guidance to address certain accounting consequences from the anticipated transition from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The new guidance contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and may be elected over time as reference rate reform activities occur. The Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index of the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
3. Divestitures:
Performance Materials Divestiture
On December 14, 2020, the Company completed the sale of its Performance Materials business for $650,000. In the fourth quarter of 2020, the Performance Materials business met the criteria set forth in Accounting Standards Codification 205-20, Presentation of Financial Statements - Discontinued Operations (“ASC 205-20”), as the sale represented a strategic shift that had a major effect on the Company’s operations and financial results. As a result, the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2020 reflect the Performance Materials business as a discontinued operation. The divested business historically represented a reportable segment of the Company, including certain Australian operations that were historically reported in the Performance Chemicals reportable segment.
The following table summarizes the results of discontinued operations related to the Performance Materials divestiture:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Sales	$105,995	$173,886
Cost of goods sold	76,818	128,405
Selling, general and administrative expenses	8,342	17,627
Other operating (income) expense, net	(168)	12,706
Operating income	21,003	15,148
Interest expense, net (1)	3,784	8,916
Other expense, net	1,077	165
Income from discontinued operations before income tax	16,142	6,067
Provision for income taxes	7,790	3,505
Income from discontinued operations, net of tax	$8,352	$2,562

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
During the three months ended June 30, 2021, the Company incurred transaction costs of $84 and stock-based compensation expense of $630, and an associated tax benefit of $192 related to the Performance Materials divestiture which is included in loss from discontinued operations, net of tax. During the six months ended June 30, 2021, the Company incurred transaction costs of $1,530 and stock-based compensation expense of $1,283, and an associated tax benefit of $706 related to the Performance Materials divestiture which is included in loss from discontinued operations, net of tax.
Net income attributable to the noncontrolling interest related to the Performance Materials business, net of tax was $71 and $122 for the three and six months ended June 30, 2020. Net income attributable to Ecovyst Inc., related to the Performance Materials business, net of tax was $8,281 and $2,440 for the three and six months ended June 30, 2020.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

Upon the close of the transaction, the Company entered into a Transition Services Agreement with the buyer pursuant to which the buyer is receiving certain services to provide for the orderly transition of various functions and processes after the closing of the transaction. The services under the Transition Services Agreement include information technology, accounting, tax, financial services, human resources, facilities, and other administrative support services. These services are provided for a period of nine months, with three 30-day extensions available. The Company billed $1,401 and $3,061 under the Transition Services Agreement to the buyer during the three and six months ended June 30, 2021, respectively. Those billings are included in selling, general and administrative expenses on the condensed consolidated financial statements for the three and six months ended June 30, 2021.
Performance Chemicals Divestiture
On February 28, 2021, the Company entered into a definitive agreement to sell its Performance Chemicals business to Sparta Aggregator L.P., a partnership established by Koch Minerals & Trading, LLC and Cerberus Capital Management, L.P., for $1,100,000, subject to certain adjustments including indebtedness, cash, working capital and transaction expenses. The Company completed the sale of the Performance Chemicals business effective on August 1, 2021.
In the first quarter of 2021, the Performance Chemicals business met the discontinued operations criteria set forth in ASC 205-20, as the sale represents a strategic shift that will have a major effect on the Company’s operations and financial results. As a result, the Company’s condensed consolidated financial statements for all periods presented reflect the Performance Chemicals business as a discontinued operation. The Performance Chemicals business historically represented a reportable segment of the Company.
The disposal group was tested for recoverability as of each of the balance sheet dates since meeting the discontinued operations criteria, and the Company recognized an expected disposal loss of approximately $13,990 and $109,584 during the three and six months ended June 30, 2021. The expected disposal loss is included in net loss from discontinued operations, net of tax on the condensed consolidated statements of income. In the condensed consolidated balance sheet as of June 30, 2021, the Company recorded the disposal loss to goodwill and a valuation allowance of approximately $75,080 and $34,504, respectively, included in long-term assets held for sale. Completion of the sale may be for amounts that could vary from the current estimate. The Company’s estimate of fair value will be evaluated and recognized each reporting period until the divestiture is complete.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following table summarizes the results of discontinued operations related to Performance Chemicals for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Sales	$170,374	$140,034	$334,897	$311,218
Cost of goods sold	118,785	111,245	244,638	247,838
Selling, general and administrative expenses	11,490	9,998	23,206	21,731
Other operating expense, net	11,850	8,462	29,330	14,079
Impairment of assets held for sale	13,990	—	109,584	—
Operating income (loss)	14,259	10,329	(71,861)	27,570
Equity in net (income) from affiliated companies	(48)	(24)	(86)	(79)
Interest expense, net (1)	5,599	3,353	8,814	7,380
Other (income) expense, net	(840)	320	(6,363)	(3,434)
Income (loss) income from discontinued operations before income tax	9,548	6,680	(74,226)	23,703
Provision for income taxes	2,507	33,102	6,918	40,479
Income (loss) income from discontinued operations, net of tax	$7,041	$(26,422)	$(81,144)	$(16,776)

(1)Upon the close of the transaction, the Company used a portion of the net proceeds to repay a portion of its outstanding debt amounting to $526,363. Prior to the Company’s debt refinancing in June 2021, the Company’s outstanding term loan facilities had mandatory repayment provisions. As a result, interest expense has been allocated to discontinued operations on the basis of the Company’s total repayment of $526,363.
Net income attributable to the noncontrolling interest related to the Performance Chemicals business, net of tax was $140 and $250 for the three months ended June 30, 2021 and 2020, respectively. Net income (loss) income attributable to Ecovyst Inc., related to the Performance Chemicals business, net of tax was $6,901 and $(26,672) for the three months ended June 30, 2021 and 2020, respectively.
Net income attributable to the noncontrolling interest related to the Performance Chemicals business, net of tax was $257 and $485 for the six months ended June 30, 2021 and 2020, respectively. Net (loss) income attributable to Ecovyst Inc., related to the Performance Chemicals business, net of tax was $(81,401) and $(17,261) for the six months ended June 30, 2021 and 2020, respectively.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following table summarizes the assets and liabilities of discontinued operations related to the Performance Chemicals divestiture as of June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$17,603	$21,520
Accounts receivables, net	93,413	86,961
Inventories, net	69,697	74,647
Prepaid and other current assets	18,500	20,879
Current assets held for sale	$199,213	$204,007

Investments in affiliated companies	$261	$324
Property, plant and equipment, net	394,461	391,524
Goodwill	250,626	326,173
Other intangible assets, net	383,842	388,857
Right-of-use lease assets	20,823	19,296
Other long-term assets	19,984	23,269
Valuation allowance	(34,504)	—
Long-term assets held for sale	$1,035,493	$1,149,443

LIABILITIES
Accounts payable	$65,749	$74,754
Operating lease liabilities—current	6,544	8,479
Accrued liabilities	22,043	28,336
Current liabilities held for sale	$94,336	$111,569

Deferred income taxes	$60,109	$50,232
Operating lease liabilities—noncurrent	10,308	10,047
Other long-term liabilities	56,698	95,271
Long-term liabilities held for sale	$127,115	$155,550

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

4. Revenue from Contracts with Customers:
Disaggregated Revenue
The Company’s primary means of disaggregating revenues is by reportable segments, which can be found in Note 18 to these condensed consolidated financial statements.
The Company’s portfolio of products is integrated into a variety of end uses, which are described in the table below.

Key End Uses	Key Products
Industrial & process chemicals	• Sulfur derivatives for industrial production
• Treatment services
Fuels & emission control	• Refining catalysts
• Emission control catalysts
• Catalyst recycling services
Packaging & engineered plastics	• Catalysts for high-density polyethylene and chemicals syntheses
• Antiblock for film packaging
• Sulfur derivatives for nylon production
Natural resources	• Sulfur derivatives for mining

The following tables disaggregate the Company’s sales, by segment and end use, for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30, 2021
	Ecoservices	Silica Catalysts	Total
Industrial & process chemicals	$18,341	$—	$18,341
Fuels & emission control(1)	68,794	—	68,794
Packaging & engineered plastics	14,979	26,215	41,194
Natural resources	18,627	—	18,627
Total segment sales	$120,741	$26,215	$146,956
Eliminations	(4)	—	(4)
Total	$120,737	$26,215	$146,952

	Three months ended June 30, 2020
	Ecoservices	Silica Catalysts	Total
Industrial & process chemicals	$16,713	$2	$16,715
Fuels & emission control(1)	50,682	—	50,682
Packaging & engineered plastics	7,473	25,206	32,679
Natural resources	15,565	—	15,565
Total segment sales	$90,433	$25,208	$115,641

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

	Six months ended June 30, 2021
	Ecoservices	Silica Catalysts	Total
Industrial & process chemicals	$35,288	$—	$35,288
Fuels & emission control(1)	123,987	—	123,987
Packaging & engineered plastics	25,600	52,617	78,217
Natural resources	36,088	—	36,088
Total segment sales	$220,963	$52,617	$273,580
Eliminations	(4)	—	(4)
Total	$220,959	$52,617	$273,576

	Six months ended June 30, 2020
	Ecoservices	Silica Catalysts	Total
Industrial & process chemicals	$36,072	$49	$36,121
Fuels & emission control(1)	106,393	—	106,393
Packaging & engineered plastics	18,206	50,023	68,229
Natural resources	30,452	—	30,452
Total segment sales	$191,123	$50,072	$241,195

(1)As described in Note 1, the Company experiences seasonal sales fluctuations to customers in the fuels & emission control end use.
Contract Assets and Liabilities
A contract asset is a right to consideration in exchange for goods that the Company has transferred to a customer when that right is conditional on something other than the passage of time. A contract liability exists when the Company receives consideration in advance of performance obligations being satisfied. The Company has no contract assets or liabilities on its condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. For the three and six months ended June 30, 2021 and 2020, revenue recognized from performance obligations related to prior periods was not material.
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

ECOVYST INC. AND SUBSIDIARIES
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
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts (Note 14)	$227	$—	$227	$—

Liabilities:
Derivative contracts (Note 14)	$2,486	$—	$2,486	$—

	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Derivative contracts (Note 14)	$3,704	$—	$3,704	$—

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
During the six months ended June 30, 2021, the Company had interest rate caps that were fair valued using Level 2 inputs. In March 2021, the Company settled its cross-currency swaps, which were used as a hedging instrument of its net investment in foreign assets in its Performance Chemicals segment. Refer to Note 14 of these condensed consolidated financial statements for additional information. In addition, the Company applies a credit valuation adjustment to reflect credit risk which is calculated based on credit default swaps. To the extent that the Company’s net exposure under a specific master agreement is an asset, the Company utilizes the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company utilizes a default swap rate comparable to Ecovyst. The credit valuation adjustment is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the Company’s liabilities or that a market participant would be willing to pay for the Company’s assets.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

6. Stockholders' Equity:
Accumulated Other Comprehensive Income (Loss)
The following tables present the tax effects of each component of other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,
	2021			2020
	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount
Defined benefit and other postretirement plans:
Amortization of net gains	$2	$(1)	$1	$21	$(8)	$13
Amortization of prior service cost	(58)	15	(43)	(40)	14	(26)
Benefit plans, net	(56)	14	(42)	(19)	6	(13)
Net gain (loss) from hedging activities	551	(138)	413	660	(165)	495
Foreign currency translation(1)	12,163	—	12,163	13,153	(1,214)	11,939
Other comprehensive income (loss)	$12,658	$(124)	$12,534	$13,794	$(1,373)	$12,421

	Six months ended June 30,
	2021			2020
	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount
Defined benefit and other postretirement plans:
Amortization of net gains and (losses)	$3	$(1)	$2	$65	$(16)	$49
Amortization of prior service cost	(116)	29	(87)	(104)	27	(77)
Benefit plans, net	(113)	28	(85)	(39)	11	(28)
Net (loss) gain from hedging activities	1,571	(393)	1,178	(45)	11	(34)
Foreign currency translation(1)	5,855	2,447	8,302	(36,904)	2,488	(34,416)
Other comprehensive income (loss)	$7,313	$2,082	$9,395	$(36,988)	$2,510	$(34,478)

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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following table presents the changes in accumulated other comprehensive income (loss), net of tax, by component for the six months ended June 30, 2021 and 2020:

	Defined benefit and other postretirement plans	Net gain (loss) from hedging activities	Foreign currency translation	Total
December 31, 2020	$5,278	$(660)	$(19,883)	$(15,265)
Other comprehensive income (loss) before reclassifications	(170)	1,043	8,243	9,116
Amounts reclassified from accumulated other comprehensive income(1)	85	135	—	220
June 30, 2021	$5,193	$518	$(11,640)	$(5,929)

December 31, 2019	$3,568	$(1,838)	$(17,078)	$(15,348)
Other comprehensive loss before reclassifications	(1)	(1,091)	(31,304)	(32,396)
Amounts reclassified from accumulated other comprehensive income(1)	(27)	1,057	—	1,030
June 30, 2020	$3,540	$(1,872)	$(48,382)	$(46,714)

(1)See the following table for details about these reclassifications. Amounts in parentheses indicate debits.
The following table presents the reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2021 and 2020:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income(1)				Affected Line Item where Income is Presented
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Amortization of defined benefit and other postretirement items:
Prior service (cost) credit	$(58)	$58	$(116)	$104	Other income (expense)(2)
Actuarial gains (losses)	2	(34)	3	(68)	Other income (expense)(2)
	(56)	24	(113)	36	Total before tax
	15	(4)	28	(9)	Tax benefit (expense)
	$(41)	$20	$(85)	$27	Net of tax

Gains and losses on cash flow hedges:
Interest rate caps	$(70)	$(398)	$(179)	$(629)	Interest expense
Natural gas swaps	—	(402)	—	(775)	Cost of goods sold
	(70)	(800)	(179)	(1,404)	Total before tax
	17	198	44	347	Tax benefit
	$(53)	$(602)	$(135)	$(1,057)	Net of tax

Total reclassifications for the period	$(94)	$(582)	$(220)	$(1,030)	Net of tax

(1)Amounts in parentheses indicate debits to profit/loss.
(2)These accumulated other comprehensive income (loss) components are components of net periodic pension and other postretirement cost (see Note 16 to these condensed consolidated financial statements for additional details).

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

Treasury Stock Repurchases
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
On March 12, 2020, the Company’s Board of Directors (the “Board”) approved a plan to purchase up to $50,000 of Ecovyst Inc. common stock under a stock repurchase program approved by the Company’s Board. The Company may repurchase shares from time to time for cash in open market transactions or in privately negotiated transactions in accordance with applicable federal securities laws. The Company will determine the timing and the amount of any repurchases based on its evaluation of market conditions, share price and other factors. The stock repurchase program is valid until March 2022.
During the three months ended March 31, 2020, the Company repurchased 211,700 shares on the open market at an average price of $9.73, for a total of $2,059. The Company has not made any additional repurchases under the program through June 30, 2021. As of June 30, 2021, $47,941 was available for additional share repurchases under the program.
Tax Withholdings on Equity Award Vesting
In connection with the vesting of restricted stock awards, restricted stock units and performance stock units, shares of common stock may be delivered to the Company by employees to satisfy withholding tax obligations at the instruction of the employee award holders. These transactions when they occur are accounted for as stock repurchases by the Company, with the shares returned to treasury stock at a cost representing the payment by the Company of the tax obligations on behalf of the employees in lieu of shares for the vesting unit. The fair value of the shares withheld to cover tax payments were $1,470 and $1,830 for the six months ended June 30, 2021 and 2020, respectively.

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

ECOVYST INC. AND SUBSIDIARIES
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
The Company’s condensed consolidated financial statements include Chem32’s results of operations from the Closing Date through June 30, 2021. Net sales and net income attributable to Chem32 during this period are included in the Company’s condensed consolidated statement of income and are immaterial for the periods presented. Pro forma financial information has not been presented as it is immaterial for the three and six months ended June 30, 2021 and 2020.
The Company believes that the Acquisition will enable it to offer a more robust portfolio of services within the refining industry leveraging our existing relationships, which contributed to a total purchase price that resulted in the recognition of goodwill. The Company assigned all of the goodwill to the Ecoservices segment. The goodwill associated with the Acquisition is deductible for tax purposes.
8. Goodwill:
The change in the carrying amount of goodwill for the six months ended June 30, 2021 is summarized as follows:

	Ecoservices	Catalyst Technologies	Total
Balance as of December 31, 2020	$311,892	$79,673	$391,565
Goodwill recognized (Note 7)	37,646	—	37,646
Foreign exchange impact	—	494	494
Balance as of June 30, 2021	$349,538	$80,167	$429,705

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

9. Other Operating Expense, Net:
A summary of other operating expense, net is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Amortization expense	$2,189	$2,166	$4,374	$4,338
Transaction and other related costs	610	396	1,083	1,197
Restructuring, integration and business optimization costs(1)	71	843	2,330	1,191
Net loss on asset disposals	1,601	440	2,379	602
Other, net	494	597	306	564
	$4,965	$4,442	$10,472	$7,892

(1)During the six months ended June 30, 2021, the Company’s results were impacted by costs associated with severance charges for certain executives and employees.
10. Inventories, Net:
Inventories, net are classified and valued as follows:

	June 30, 2021	December 31, 2020
Finished products and work in process	$41,982	$48,500
Raw materials	5,970	4,289
	$47,952	$52,789
Valued at lower of cost or market:
LIFO basis	$32,404	$31,072
Valued at lower of cost and net realizable value:
FIFO or average cost basis	15,548	21,717
	$47,952	$52,789

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

11. Investments in Affiliated Companies:
The Company accounts for investments in affiliated companies under the equity method. Affiliated companies accounted for on the equity basis as of June 30, 2021 are as follows:

Company	Country	Percent Ownership
Zeolyst International	USA	50%
Zeolyst C.V.	Netherlands	50%
Following is summarized information of the combined investments(1):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Sales	$76,060	$87,360	$142,265	$157,660
Gross profit	26,121	34,232	48,067	65,096
Operating income	16,987	24,559	31,161	45,420
Net income	16,751	26,237	30,487	46,161

(1)Summarized information of the combined investments is presented at 100%; the Company’s share of the net assets and net income of affiliates is calculated based on the percent ownership specified in the table above.
The Company’s investments in affiliated companies balance as of June 30, 2021 and December 31, 2020 includes net purchase accounting fair value adjustments of $240,620 and $243,899, respectively, related to the series of transactions consummated on May 4, 2016 to reorganize and combine the businesses of PQ Holdings Inc. and Eco Services Operations LLC, consisting primarily of goodwill and intangible assets such as customer relationships, technical know-how and trade names. Consolidated equity in net income from affiliates is net of $1,620 and $3,278 of amortization expense related to purchase accounting fair value adjustments for the three and six months ended June 30, 2021, respectively. Consolidated equity in net income from affiliates is net of $1,659 and $3,317 of amortization expense related to purchase accounting fair value adjustments for the three and six months ended June 30, 2020, respectively.
12. Property, Plant and Equipment:
A summary of property, plant and equipment, at cost, and related accumulated depreciation is as follows:

	June 30, 2021	December 31, 2020
Land	$97,712	$93,650
Buildings	77,695	76,010
Machinery and equipment	688,774	656,502
Construction in progress	39,568	42,446
	903,749	868,608
Less: accumulated depreciation	(308,726)	(276,898)
	$595,023	$591,710

Depreciation expense was $17,529 and $16,340 for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense was $33,533 and $31,635 for the six months ended June 30, 2021 and 2020, respectively.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

13. Long-term Debt:
The summary of long-term debt is as follows:

	June 30, 2021	December 31, 2020
Senior Secured Term Loan Facility due February 2027 (the "2016 Term Loan Facility")	$231,363	$671,710
Senior Secured Term Loan Facility due February 2027 (the "2020 Term Loan Facility")	—	459,653
Senior Secured Term Loan Facility due June 2028 (the "2021 Term Loan Facility")	900,000	—
5.750% Senior Notes due 2025	295,000	295,000
ABL Facility	—	—
Total debt	1,426,363	1,426,363
Original issue discount	(13,142)	(15,641)
Deferred financing costs	(8,334)	(10,353)
Total debt, net of original issue discount and deferred financing costs	1,404,887	1,400,369
Less: current portion	(9,000)	—
Total long-term debt, excluding current portion	$1,395,887	$1,400,369

The fair value of a financial instrument is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of June 30, 2021 and December 31, 2020, the fair value of the term loan facilities, senior secured and unsecured notes was $1,431,568 and $1,427,123, respectively. The fair value is classified as Level 2 based upon the fair value hierarchy (see Note 5 to these condensed consolidated financial statements for further information on fair value measurements).
2021 Term Loan Facility
In June 2021, PQ Corporation (“PQ Corp”), an indirect, wholly owned subsidiary of Ecovyst prior to the closing of the sale of the Performance Chemicals business, and Ecovyst Catalyst Technologies LLC (“Ecovyst LLC” and, following the closing of the sale of the Performance Chemicals business, the “Borrower”), an indirect, wholly owned subsidiary of the Company, entered into an agreement for a new senior secured term loan facility in an aggregate principal amount of $900,000 with an original issue discount of 0.25% and interest at a floating rate of LIBOR (with a 0.5% minimum LIBOR floor) plus 2.75% per annum (or, depending on the Borrower’s first lien net leverage ratio, 2.5%). The proceeds were used to pay in full the 2020 Term Loan Facility, partially pay the 2016 Term Loan Facility and pay the associated fees and expenses. The new senior secured term loan facility requires scheduled quarterly amortization payments, each equal to 0.25% of the original principal amount of the loans under the new senior secured term loan facility.
As a result of amending the term loan facilities during the three and six months ended June 30, 2021, the Company recorded $5,736 of new creditor and third-party financing costs as debt extinguishment costs. In addition, previous unamortized deferred financing costs of $1,725 and original issue discount of $3,664 associated with the previously outstanding debt were written off as debt extinguishment costs.
ABL Facility
In June 2021, PQ Corp also entered into a third amendment agreement (the “ABL Amendment”), which amended its ABL Credit Agreement, dated as of May 4, 2016 (the “ABL Credit Agreement” and, as amended by the ABL Amendment, the “Amended ABL Credit Agreement”). The ABL Amendment amended the ABL Credit Agreement to, among other things, following the sale of Performance Chemicals, decrease the aggregate amount of revolving loan commitments available to the borrowers thereunder by an aggregate amount of $150,000 to $100,000, consisting of $90,000 in U.S. commitments and $10,000 on in European commitments and extended the maturity date with respect to borrowings under the Amended ABL Credit Agreement to August 2, 2026.
As a result of the ABL Amendment, unamortized deferred financing costs of $592 associated with the ABL Credit Agreement were written off as debt extinguishment costs during the three and six months ended June 30, 2021.

ECOVYST INC. AND SUBSIDIARIES
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
In November 2018, the Company entered into interest rate cap agreements to mitigate interest volatility from July 2020 through July 2022, with a cap rate of 3.50% on $500,000 of notional variable-rate debt and a $3,380 premium annuitized during the effective period. In February 2020, the Company restructured its $500,000 of notional variable-rate debt interest rate cap agreements from July 2020 through July 2022, to lower the interest cap rate to 2.50% with an incremental $130 premium annuitized during the effective period. In March 2020, the Company again amended such interest rate cap agreements to lower the cap rate to 0.84% from 2.50% on $500,000 of notional variable-rate debt and paid an additional incremental $900 premium annuitized during the effective period. The term remains unchanged from July 2020 through July 2022. The total cumulative annuitized premium on the $500,000 of notional variable-rate debt is $4,410. The cap rate in effect at June 30, 2021 was 0.84% associated with the $500,000 of notional variable-rate debt.
In July 2020, the Company entered into additional interest rate cap agreements to mitigate interest rate volatility from August 2020 to August 2023, with a cap rate of 1.00% on $400,000 of notional variable-rate debt. The cap rate in effect at June 30, 2021 was 1.00% associated with the $400,000 of notional variable-rate debt.
Use of Derivative Financial Instruments to Manage Foreign Currency Risk. The Company is exposed to risks related to its net investments in foreign operations due to fluctuations in foreign currency exchange rates, particularly between the United States dollar and the Euro. In February 2018, the Company entered into multiple cross-currency interest rate swap arrangements with an aggregate notional amount of €280,000 to hedge this exposure on the net investments of certain of its Euro-denominated subsidiaries in its Performance Materials and Performance Chemicals businesses. The Company recorded these swap agreements at fair value as assets or liabilities in its consolidated balance sheet. As the derivatives are designated and qualify as net investment hedges, changes in the fair value of the swaps attributable to changes in the spot exchange rates are recognized in cumulative translation adjustment (“CTA”) within OCI and are held there until the hedged net investments are sold or substantially liquidated. Upon such sale or liquidation, the amount recognized in CTA is reclassified to earnings and reported in the same line item as the gain or loss on the liquidation of the net investments. Changes in the fair value of the swaps attributable to the cross-currency basis spread are excluded from the assessment of hedge effectiveness and are recorded in current period earnings.
In March 2021, as a result of the Performance Materials and Performance Chemicals divestitures, the Company settled its cross-currency swaps. At the date of settlement, the total notional value of the cross-currency swaps was $311,380. The Company paid $13,170 in cash to settle the swaps, which is included in net cash used in investing activities, discontinued operations in the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2021, as the underlying subsidiary subject to the net investment hedging relationship is part of the Performance Chemicals business.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

As of June 30, 2021, an unrealized pre-tax gain of $16,708 is recorded in accumulated other comprehensive income in the Company’s condensed consolidated balance sheet. This gain will be reclassified into earnings as part of the gain (loss) on sale upon completion of the Performance Chemicals divestiture.
The fair values of derivative instruments held as of June 30, 2021 and December 31, 2020 are shown below:

	Balance sheet location	June 30, 2021	December 31, 2020
Derivative assets:
Derivatives designated as cash flow hedges:
Interest rate caps	Other long-term assets	$227	$—
Total derivative assets		$227	$—
Derivative liabilities:
Derivatives designated as cash flow hedges:
Interest rate caps	Accrued liabilities	$1,950	$1,954
Interest rate caps	Other long-term liabilities	536	1,750
Total derivative liabilities		$2,486	$3,704

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges on AOCI for the three and six months ended June 30, 2021 and 2020:

		Three months ended June 30,
		2021		2020
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$479	$(70)	$(325)	$(293)

		Six months ended June 30,
		2021		2020
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$1,391	$(179)	$(920)	$(524)

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following tables show the effect of the Company’s cash flow hedge accounting on the condensed consolidated statements of income for the three and six months ended June 30, 2021 and 2020:

	Location and amount of gain (loss) recognized in income on cash flow hedging relationships
	Three months ended June 30,
	2021		2020
	Cost of goods sold	Interest (expense) income	Cost of goods sold	Interest (expense) income
Total amounts of income and expense line items presented in the statement of income in which the effects of cash flow hedges are recorded	$(108,479)	$(8,741)	$(80,768)	$(15,136)

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	—	(70)	—	(293)

	Location and amount of gain (loss) recognized in income on cash flow hedging relationships
	Six months ended June 30,
	2021		2020
	Cost of goods sold	Interest (expense) income	Cost of goods sold	Interest (expense) income
Total amounts of income and expense line items presented in the statement of income in which the effects of cash flow hedges are recorded	(204,984)	(19,197)	(168,618)	(30,434)

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	—	(179)	—	(524)
The amount of unrealized losses in AOCI related to the Company’s cash flow hedges that is expected to be reclassified to the condensed consolidated statement of income over the next twelve months is $863 as of June 30, 2021.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following tables show the effect of the Company’s net investment hedges on AOCI and the condensed consolidated statements of income for the three and six months ended June 30, 2021 and 2020:

	Amount of gain (loss) recognized in OCI on derivative		Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	Three months ended June 30,			Three months ended September 30,			Three months ended September 30,
	2021	2020		2021	2020		2021	2020
Cross-currency interest rate swaps	$—	$(5,206)	Gain (loss) on sale of subsidiary	$—	$—	Interest (expense) income	$—	$1,552

	Amount of pre-tax gain (loss) recognized in OCI on derivative		Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	Six months ended June 30,			Six months ended June 30,			Six months ended June 30,
	2021	2020		2021	2020		2021	2020
Cross-currency interest rate swaps	$9,787	$9,603	Net income from discontinued operations (1)	$—	$—	Interest (expense) income	$545	$3,244

(1)Includes the gain (loss) on the sale of the underlying subsidiary.
15. Income Taxes:
The effective income tax rate for the three months ended June 30, 2021 was (4,371.6)% compared to (254.3)% for the three months ended June 30, 2020. The effective income tax rate for the six months ended June 30, 2021 was (30.9)% compared to (562.5)% for the six months ended June 30, 2020. The Company’s effective income tax rate has fluctuated primarily due to changes in income mix, the impacts of the Global Intangible Low Taxed Income (“GILTI”) tax rules, discrete impacts related to intraperiod allocation revaluation of deferred tax assets and liabilities as a result of the Performance Chemicals divestiture, tax rate changes and changes in foreign exchange gains and losses, which create permanent differences in certain jurisdictions.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the six months ended June 30, 2021 was mainly due to state and local taxes, discrete tax impacts related to intraperiod allocation revaluation of deferred tax assets and liabilities as a result of the Performance Chemicals divestiture, tax rate changes and the tax effect of permanent differences related to foreign currency exchange gain or loss.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the six months ended June 30, 2020 was mainly due to state and local taxes, GILTI and the impact of intra-period allocation as a result of the Performance Chemicals and Performance Materials businesses being classified as held for sale.
16. Benefit Plans:
The following information is provided for (1) the Company-sponsored defined benefit pension plans covering employees in the U.S. and certain employees at its foreign subsidiaries and (2) the Company-sponsored unfunded plans to provide certain health care benefits to retired employees in the U.S.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

Components of net periodic expense (benefit) are as follows:
Defined Benefit Pension Plans

	U.S.		Foreign
	Three months ended June 30,		Three months ended June 30,
	2021	2020	2021	2020
Service cost	$—	$192	$—	$262
Interest cost	551	675	65	73
Expected return on plan assets	(1,094)	(970)	(65)	(70)
Amortization of net loss	—	—	—	23
Net periodic expense (benefit)	$(543)	$(103)	$—	$288

	U.S.		Foreign
	Six months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Service cost	$—	$384	$—	$521
Interest cost	1,102	1,351	130	144
Expected return on plan assets	(2,187)	(1,940)	(130)	(138)
Amortization of net loss	—	—	—	46
Net periodic (benefit) expense	$(1,085)	$(205)	$—	$573

Other Postretirement Benefit Plans

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Interest cost	4	5	8	10
Amortization of prior service credit	(58)	(58)	(116)	(116)
Amortization of net loss	2	—	3	—
Net periodic benefit	$(52)	$(53)	$(105)	$(106)

17. Commitments and Contingent Liabilities:
There is a risk of environmental impact in chemical manufacturing operations. The Company’s environmental policies and practices are designed to comply with existing laws and regulations and to minimize the possibility of significant environmental impact. The Company is also subject to various other lawsuits and claims with respect to matters such as governmental regulations, labor and other actions arising out of the normal course of business. All claims that are probable and reasonably estimable have been accrued for in the Company’s condensed consolidated financial statements. When these matters are ultimately concluded and determined, the Company believes that there will be no material adverse effect on its consolidated financial position, results of operations or liquidity.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

18. Reportable Segments:
Summarized financial information for the Company’s reportable segments is shown in the following table:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Sales:
Ecoservices	$120,741	$90,433	$220,963	$191,123
Silica Catalysts(1)	26,215	25,208	52,617	50,072
Total	$146,952	$115,641	$273,576	$241,195

Segment Adjusted EBITDA:(2)
Ecoservices	$40,450	$34,996	$73,452	$72,179
Catalyst Technologies(3)	20,714	25,312	39,183	47,979
Total Segment Adjusted EBITDA(4)	$61,164	$60,308	$112,635	$120,158

(1)Excludes the Company’s proportionate share of sales from the Zeolyst International and Zeolyst C.V. joint ventures (collectively, the “Zeolyst Joint Venture”) accounted for using the equity method (see Note 11 to these condensed consolidated financial statements for further information). The proportionate share of sales is $33,186 and $40,852 for the three months ended June 30, 2021 and 2020, respectively. The proportionate share of sales is $62,164 and $73,143 for the six months ended June 30, 2021 and 2020, respectively.
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
(3)The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $12,055 for the three months ended June 30, 2021, which includes $6,779 of equity in net income plus $1,620 of amortization of investment in affiliate step-up and $3,656 of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $16,855 for the three months ended June 30, 2020, which includes $11,489 of equity in net income plus $1,659 of amortization of investment in affiliate step-up and $3,707 of joint venture depreciation, amortization and interest.
The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $22,592 for the six months ended June 30, 2021, which includes $12,014 of equity in net income plus $3,278 of amortization of investment in affiliate step-up and $7,300 of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $30,580 for the six months ended June 30, 2020, which includes $19,806 of equity in net income plus $3,317 of amortization of investment in affiliate step-up and $7,457 of joint venture depreciation, amortization and interest.
(4)Total Segment Adjusted EBITDA differs from the Company’s consolidated Adjusted EBITDA due to unallocated corporate expenses.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

A reconciliation of net loss from continuing operations to Segment Adjusted EBITDA is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Reconciliation of net (loss) income from continuing operations to Segment Adjusted EBITDA
Net (loss) income from continuing operations	$(7,870)	$34,317	$(10,618)	$30,970
Provision (benefit) for income taxes	7,694	(24,630)	2,504	(26,295)
Interest expense, net	8,741	15,136	19,197	30,434
Depreciation and amortization	19,985	18,746	39,485	37,421
Segment EBITDA	28,550	43,569	50,568	72,530
Joint venture depreciation, amortization and interest	3,656	3,707	7,300	7,457
Amortization of investment in affiliate step-up	1,620	1,659	3,278	3,317
Debt extinguishment costs	11,717	—	11,717	2,513
Net loss on asset disposals	1,601	440	2,379	602
Foreign currency exchange (gain) loss	(1,219)	(3,361)	3,882	3,709
LIFO benefit	(450)	(1,959)	(703)	(3,640)
Transaction and other related costs	610	392	1,083	1,192
Equity-based compensation	6,339	4,643	12,644	8,937
Restructuring, integration and business optimization expenses	71	848	2,330	1,196
Defined benefit pension plan benefit	(595)	(179)	(1,190)	(310)
Other	783	275	1,699	1,172
Adjusted EBITDA	52,683	50,034	94,987	98,675
Unallocated corporate expenses	8,481	10,274	17,648	21,483
Segment Adjusted EBITDA	$61,164	$60,308	$112,635	$120,158

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

19. Stock-Based Compensation:
The Company is authorized to issue shares for common stock awards to employees, directors and affiliates of the Company in connection with the PQ Group Holdings Inc. 2017 Omnibus Incentive Plan, as Amended and Restated (the “2017 Plan”). During the six months ended June 30, 2021, the Company granted 1,697,623 restricted stock units and 211,985 performance stock units (at target) under the 2017 Plan as part of its equity incentive compensation program. Each restricted stock unit provides the recipient with the right to receive a share of common stock subject to graded vesting terms based on service, which for the awards granted during the six months ended June 30, 2021, generally requires approximately one year of service for members of the Company’s board of directors and approximately three years of service for employees.
The performance stock units granted during the six months ended June 30, 2021 provide the recipients with the right to receive shares of common stock dependent on the achievement of a total shareholder return (“TSR”) goal, and are generally subject to the provision of service through the vesting date of the award. The performance period for the TSR goal is measured based on a three-year performance period from January 1, 2021 through December 31, 2023. The TSR goal is based on the Company’s actual TSR percentage increase over the performance period. Depending on the Company’s performance relative to the TSR goal, each performance stock unit award recipient is eligible to earn a percentage of the target number of shares granted to the recipient, ranging from zero to 200%. The performance stock units, to the extent earned, will vest on the date the Company’s compensation and governance committee certifies the achievement of the performance metric for the three-year period ending December 31, 2023, which will occur subsequent to the end of the performance period but before the Company files its annual consolidated financial statements for the year ending December 31, 2023.
The value of the restricted stock units granted during the six months ended June 30, 2021 was based on the average of the high and low trading prices of the Company’s common stock on the NYSE on the preceding trading day, in accordance with the Company’s policy for valuing such awards. Compensation expense related to the restricted stock units is recognized on a straight-line basis over the respective vesting period.
The TSR goal of the performance stock units granted during the six months ended June 30, 2021 is considered a market condition as opposed to a vesting condition. Because a market condition is not considered a vesting condition, it is reflected in the grant date fair value of the award, and the associated compensation cost based on the fair value of the award is recognized over the performance period, regardless of whether the Company actually achieves the market condition or the level of achievement, as long as service is provided by the recipient. The Company used a Monte Carlo simulation to estimate the fair value of the portion of the awards subject to the TSR goal. The following table provides the assumptions used to determine the grant date fair value of the market condition-dependent / TSR goal-based portion of the Company’s performance stock units granted during the six months ended June 30, 2021 using a Monte Carlo simulation:

Expected dividend yield	—%
Risk-free interest rate	0.20%
Expected volatility	41.70%
Expected term (in years)	2.95
Grant date fair value	$13.21

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following table summarizes the activity for the Company’s restricted stock units and performance stock units for the six months ended June 30, 2021:

	Restricted Stock Units		Performance Stock Units
	Number of Units	Weighted Average Grant Date Fair Value (per share)	Number of Units	Weighted Average Grant Date Fair Value (per share)
Nonvested as of December 31, 2020	1,841,139	$16.14	965,736	$17.69
Granted	1,697,623	$15.39	211,985	$13.21
Vested	(770,187)	$16.00	—	$—
Forfeited	(35,834)	$15.77	(11,073)	$16.98
Nonvested as of June 30, 2021	2,732,741	$15.72	1,166,648	$16.92

Stock-based compensation expense for the Company is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Continuing operations	6,339	4,629	$12,644	$8,969
Discontinued operations	1,816	1,737	3,691	3,317
Stock-based compensation expense	8,155	6,366	16,335	12,286

Continuing operations	(1,552)	(1,157)	(3,095)	(2,222)
Discontinued operations	(444)	(419)	(903)	(822)
Income tax benefit	(1,996)	(1,576)	(3,998)	(3,044)

Continuing operations	4,787	3,472	9,549	6,747
Discontinued operations	1,372	1,318	2,788	2,495
Stock-based compensation expense, net of income tax benefit	$6,159	$4,790	$12,337	$9,242

With the new grants of restricted stock units and performance stock units during the six months ended June 30, 2021, unrecognized compensation cost at June 30, 2021 was $33,653 for restricted stock units and $10,004 for performance stock units considered probable of vesting. The weighted-average period over which these costs are expected to be recognized at June 30, 2021 is 1.79 years for the restricted stock units and 1.42 years for the performance stock units. Activity related to the Company’s stock options and restricted stock awards was not material for the six months ended June 30, 2021.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The reconciliation from basic to diluted weighted average shares outstanding is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Weighted average shares outstanding – Basic	136,095,060	135,083,126	136,072,165	135,278,764
Dilutive effect of unvested common shares and restricted stock units with service conditions, performance stock units considered probable of vesting and assumed stock option exercises and conversions	—	588,704	—	800,776
Weighted average shares outstanding – Diluted	136,095,060	135,671,830	136,072,165	136,079,540

Basic and diluted loss per share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Ecovyst Inc.	$(1,490)	$15,926	$(94,125)	$16,150

Denominator:
Weighted average shares outstanding – Basic	136,095,060	135,083,126	136,072,165	135,278,764
Weighted average shares outstanding – Diluted	136,095,060	135,671,830	136,072,165	136,079,540
Net loss per share:
Basic (loss) income per share	$(0.01)	$0.12	$(0.69)	$0.12
Diluted (loss) income per share	$(0.01)	$0.12	$(0.69)	$0.12

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The table below presents the details of the Company’s weighted average equity-based awards outstanding during each respective period that were excluded from the calculation of diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Restricted stock awards with performance only targets not yet achieved	846,715	1,507,366	864,946	1,511,868
Stock options with performance only targets not yet achieved	376,812	509,888	376,812	516,110
Anti-dilutive restricted stock awards, restricted stock units and performance stock units	—	2,262,974	—	1,421,401
Anti-dilutive stock options	—	844,475	—	847,641

Restricted stock awards and stock options with performance only vesting conditions were not included in the dilution calculation, as the performance targets have not been achieved nor were probable of achievement as of the end of the respective periods. On a weighted average basis, options to purchase 603,159 shares of common stock at the historical exercise price of $16.97 per share and 241,316 shares of common stock at the historical exercise price of $17.50 per share for the three months ended June 30, 2020, were excluded from the computation of diluted earnings per share, because the combination of the options’ exercise price and remaining unamortized stock-based compensation expense was greater than the average market price of the common shares. On a weighted average basis, options to purchase 606,325 shares of common stock at the historical exercise price of $16.97 per share and 241,316 shares of common stock at the historical exercise price of $17.50 per share for the six months ended June 30, 2020, were excluded from the computation of diluted earnings per share, because the combination of the options’ exercise price and remaining unamortized stock-based compensation expense was greater than the average market price of the common shares. The stock options with a historical exercise price of $16.97 per share expire on October 2, 2027, while the stock options with a historical exercise price of $17.50 per share expire on August 9, 2028. Anti-dilutive awards are not included in the dilution calculation, as their inclusion would have the effect of increasing diluted income per share.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

21. Supplemental Cash Flow Information:
With the exception of operating leases, the following table presents supplemental cash flow information for the consolidated Company:

	Six months ended June 30,
	2021	2020
Cash paid during the period for:
Income taxes, net of refunds	$12,269	$12,081
Interest(1)	28,794	53,796
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the period end	9,230	8,530
Right-of-use assets obtained in exchange for new lease liabilities (non-cash):
Operating leases	5,933	561

(1)Cash paid for interest is shown net of capitalized interest for the periods presented and excludes $2,307 and $1,771 of net interest proceeds on swaps designated as net investment hedges for the six months ended June 30, 2021 and 2020, respectively, which are included within cash flows from investing activities, discontinued operations in the Company’s condensed consolidated statements of cash flows.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets as of June 30, 2021 and 2020 to the total of the same amounts shown in the condensed consolidated statements of cash flows for the six months then ended:

	June 30,
	2021	2020
Cash and cash equivalents	$55,757	$37,544
Restricted cash included in prepaid and other current assets	1,651	1,602
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$57,408	$39,146

22. Subsequent Events:
Effective on August 1, 2021, PQ Group Holdings completed the sale of its Performance Chemicals business for $1,100,000, subject to certain adjustments as set forth in the agreement. See Note 3 for more information on the transaction. The Company used a portion of the net cash proceeds to repay the entire Senior Secured Term Loan Facility due February 2027 of $231,363 and the 5.750% Senior Notes due 2025 of $295,000. The 5.750% Senior Notes due 2025 were redeemed at a redemption price equal to the sum of 102.875% of the principal amount outstanding plus accrued and unpaid interest to, but excluding, August 2, 2021. Additionally, the Company’s Board declared a special cash dividend of $3.20 per share, payable on August 23, 2021 to shareholders of record as of the close of business on August 12, 2021.
In connection with the closing of the sale of the Performance Chemicals business, PQ Group Holdings Inc. changed its name from “PQ Group Holdings Inc.” to “Ecovyst Inc.”. Refer to Note 1 for more information on the corporate name change, ticker symbol change and rebranding of segments.
Other than the items set forth above, the Company has evaluated subsequent events since the balance sheet date and determined that there are no additional items to disclose.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Unless the context requires otherwise, references in this report to “Ecovyst,” “the company,” “we,” “us” or “our” refer to Ecovyst Inc. and its consolidated subsidiaries.
Forward-looking Statements
This periodic report on Form 10-Q (“Form 10-Q”) includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements”. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. Examples of forward-looking statements include, but are not limited to, statements we make regarding the use of proceeds from the sale of the Performance Chemicals business segment, including the special cash dividend, our financial results and our liquidity, including our belief that our existing cash, cash equivalents and cash flow from operations, combined with availability under our asset based lending revolving credit facility will be sufficient to meet our presently anticipated future cash needs for at least the next 12 months. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed herein may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include risks related to:
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
•our elevated level of indebtedness could adversely affect our financial condition;
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
•multi-year customer contracts in our Ecoservices segment are subject to potential early termination and such contracts may not be renewed at the end of their respective terms;
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
In connection with the closing of the sale of the Performance Chemicals business, we changed our name from “PQ Group Holdings Inc.” to “Ecovyst Inc.”, changed the ticker symbol of our common stock listed on the New York Stock Exchange from “PQG” to “ECVT” and rebranded our former segments from “Refining Services” to “Ecoservices” and “Catalysts” to “Catalyst Technologies.” We conduct operations through two reporting segments:
Ecoservices: We are the leading provider of sulfuric acid recycling services to North American refineries for the production of alkylate, an essential gasoline component for lowering vapor pressure and increase octane to meet stringent gasoline specifications and fuel efficiency standards. We are also a leading North American producer of on-purpose virgin sulfuric acid for water treatment, mining, and industrial applications.
Catalyst Technologies: We are a global supplier of finished silica catalysts and catalyst supports necessary to produce high strength and high stiffness plastics used in packaging films, bottles, containers, and other molded applications. This segment includes our 50% interest in the Zeolyst Joint Venture, where we are a leading global supplier of zeolites used for catalysts that remove nitric oxide from diesel engine emissions as well as sulfur from fuels during the refining process.
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
Effective on August 1, 2021, we completed the sale of our Performance Chemicals business for $1.1 billion, subject to certain adjustments set forth in the agreement. We used a portion of the net cash proceeds to repay the entire Senior Secured Term Loan Facility due February 2027 of $231.4 million and the 5.750% Senior Notes due 2025 (the “Senior Notes”) of $295.0 million. The Senior Notes were redeemed at a redemption price equal to the sum of 102.875% of the principal amount of the Senior Notes plus accrued and unpaid interest to, but excluding, August 2, 2021. Additionally, our Board of Directors (the “Board”) declared a special cash dividend of $3.20 per share, payable on August 23, 2021 to shareholders of record as of the close of business on August 12, 2021. The results of operations, financial condition, and cash flows for the Performance Chemicals business are presented herein as discontinued operations. Except where noted, any tables, percentages or metrics included within this filing exclude the results of our Performance Chemicals business. Refer to Note 3 to our condensed consolidated financial statements for additional information.

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
Key Factors and Trends Affecting Operating Results and Financial Condition
Sales
Overall economic demand has significantly rebounded since the 2020 lows that resulted from the impact of COVID-19. Refineries have seen demand return with increasing miles driven, recovery from winter storm Uri and a general increase in economic activity. Emission control and refining catalysts continue to lag, as vehicle builds have been slowed for numerous reasons including computer chip shortages, but show signs of rebound in the second half of 2021.
In February 2021, the Gulf Coast of the United States experienced significant and unexpectedly severe weather from winter storm Uri. Extended freezing temperatures led to slowdowns or shutdowns at nearly all refineries and caused extensive damage due to frozen piping. Some refineries and facilities remained down for nearly a month. Our Ecoservices facilities located in the Gulf experienced damage, which required additional maintenance and some plant shutdowns.
Our Silica Catalysts product group, which is a part of our Catalyst Technologies segment, experiences demand fluctuations based upon the timing of our customer’s fixed bed catalyst replacements.
Sales in our Ecoservices and Catalyst Technologies segments are made on both a purchase order basis and pursuant to long-term contracts.
Cost of Goods Sold
Cost of goods sold consists of variable product costs, fixed manufacturing expenses, depreciation expense and freight expenses. Variable product costs include all raw materials, energy and packaging costs that are directly related to the manufacturing process. Fixed manufacturing expenses include plant employment costs, manufacturing overhead and maintenance costs.
The primary raw materials for our Ecoservices segment include spent sulfuric acid, sulfur, acids, bases (including sodium hydroxide, or “caustic soda”), and certain metals. Spent sulfuric acid for our Ecoservices segment is supplied by customers for a nominal charge as part of their contracts. The primary raw materials used in the manufacture of products in our Catalyst Technologies segments include sodium silicate and cesium hydroxide.
Most of our Ecoservices contracts feature take-or-pay volume protection and/or quarterly price adjustments for commodity inputs, labor, the Chemical Engineering Index (U.S. chemical plant construction cost index) and natural gas. Over 80% of our Ecoservices segment sales for the year ended December 31, 2020 were under contracts featuring quarterly price adjustments. The price adjustments generally reflect actual costs for producing sulfuric acid and tend to protect us from volatility in labor, fixed costs and raw material pricing. The take-or-pay volume protection allows us to cover fixed costs through intermittent, temporary production issues at customer refineries.

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
Joint Ventures
We account for our investments in our equity joint ventures under the equity method. Our largest joint venture, the Zeolyst Joint Venture, manufactures high performance, specialty, zeolite-based catalysts for use in the packaging and engineered plastics, emission control, refining and petrochemical industries and other areas of the broader chemicals industry. Demand for the Zeolyst Joint Venture products fluctuate based upon the timing of our customer’s fixed bed catalyst replacements. We share proportionally in the management of our joint ventures with the other parties to each such joint venture.
Seasonality
Our regeneration services product group, which is a part of our Ecoservices segment, typically experiences seasonal fluctuations as a result of higher demand for gasoline products in the summer months and lower demand in the winter months. These demand fluctuations result in higher sales and working capital requirements in the second and third quarter.
Foreign Currency
As a global business, we are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. We operate in various geographies with approximately 10% of our sales for the six months ended June 30, 2021 and the year ended December 31, 2020 are in currencies other than the U.S. dollar. Because our consolidated financial results are reported in U.S. dollars, sales or earnings generated in currencies other than the U.S. dollar can result in a significant increase or decrease in the amount of those sales and earnings when translated to U.S. dollars. The foreign currency to which we have the most significant exchange rate exposure is the British pound.
Results of Operations
Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Highlights
The following is a summary of our financial performance for the three months ended June 30, 2021 compared with the three months ended June 30, 2020.
Sales
•Sales increased $31.4 million to $147.0 million. The increase in sales was primarily due to a rebound in Ecoservices volumes and the impact of the pass-through of higher sulfur costs.
Gross Profit
•Gross profit increased $3.6 million to $38.5 million. The increase in gross profit was primarily due an increase in sales volumes partially offset by higher production and maintenance costs.
Operating Income
•Operating income increased by $1.7 million to $11.6 million. The increase in operating income was due to an increase in gross profit, which was partly offset by higher selling, general and administrative expenses.
Equity in Net Income of Affiliated Companies
•Equity in net income of affiliated companies for the three months ended June 30, 2021 was $6.8 million, compared to $11.5 million for the three months ended June 30, 2020. The decrease of $4.7 million was due to lower earnings generated by the Zeolyst Joint Venture for the three months ended June 30, 2021.

The following is our unaudited condensed consolidated statements of income and a summary of financial results for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,		Change
	2021	2020	$	%
	(in millions, except percentages)
Sales	$147.0	$115.6	$31.4	27.2%
Cost of goods sold	108.5	80.7	27.8	34.4%
Gross profit	38.5	34.9	3.6	10.3%
Gross profit margin	26.2%	30.2%
Selling, general and administrative expenses	21.9	20.6	1.3	6.3%
Other operating expense, net	5.0	4.4	0.6	13.6%
Operating income	11.6	9.9	1.7	17.2%
Operating income margin	7.9%	8.5%
Equity in net (income) from affiliated companies	(6.8)	(11.5)	4.7	(40.9)%
Interest expense, net	8.7	15.1	(6.4)	(42.4)%
Debt extinguishment costs	11.7	—	11.7	—%
Other income, net	(1.8)	(3.4)	1.6	(47.1)%
(Loss) Income before income taxes and noncontrolling interest	(0.2)	9.7	(9.9)	(102.1)%
Provision (benefit) for income taxes	7.7	(24.6)	32.3	(131.3)%
Effective tax rate	(4,371.6)%	(254.3)%
Net (loss) income from continuing operations	(7.9)	34.3	(42.2)	(123.0)%
Net income (loss) from discontinued operations, net of tax	6.5	(18.1)	24.6	NM
Net (loss) income	(1.4)	16.2	(17.6)	(108.6)%
Less: Net income attributable to the noncontrolling interest - discontinued operations	0.1	0.3	(0.2)	(66.7)%
Net (loss) income attributable to Ecovyst Inc.	$(1.5)	$15.9	$(17.4)	(109.4)%

Sales

	Three months ended June 30,		Change
	2021	2020	$	%
	(in millions, except percentages)
Sales:
Ecoservices	$120.8	$90.4	$30.4	33.6%
Silica Catalysts	26.2	25.2	1.0	4.0%
Total sales	$147.0	$115.6	$31.4	27.2%

Ecoservices: Sales in Ecoservices for the three months ended June 30, 2021 were $120.8 million, an increase of $30.4 million, or 33.6%, compared to sales of $90.4 million for the three months ended June 30, 2020. The increase in sales was due to an increase in volumes of $21.0 million and higher average selling prices of $9.4 million.
Sales increased as result of a rebound in gasoline production by refiners compared to the prior year period that was depressed by stay-at-home mandates related to the COVID-19 pandemic. Higher average selling prices were primarily a result of the pass-through of higher sulfur costs of $9.8 million in our virgin sulfuric acid product group.
Silica Catalysts: Sales in Silica Catalysts for the three months ended June 30, 2021 were $26.2 million, an increase of $1.0 million, or 4.0%, compared to sales of $25.2 million for the three months ended June 30, 2020. The increase in sales was primarily due to a favorable product mix of polyethylene catalysts resulting in an increase in pricing of $1.8 million, which was partially offset by lower demand for our methyl methacrylate catalysts due to the timing of orders.

Gross Profit
Gross profit for the three months ended June 30, 2021 was $38.5 million, an increase of $3.6 million, or 10.3%, compared with $34.9 million for the three months ended June 30, 2020. The increase in gross profit was due to higher sales volumes of $13.3 million, favorable product mix of $2.0 million and favorable customer pricing of $11.2 million, which was partially offset by unfavorable manufacturing and maintenance costs of $22.3 million.
The increase in volumes was a result of a rebound in gasoline production by refiners compared to the prior year period that was depressed by the COVID-19 pandemic. Favorable product mix was a result of increased sales of higher-margin polyethylene catalysts. The increase in manufacturing costs was a result of the timing of plant “turnaround” maintenance projects and higher inventory absorption costs, which was offset by the pass-through of $9.8 million in higher sulfur costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2021 were $21.9 million, an increase of $1.3 million compared with $20.6 million for the three months ended June 30, 2020. The increase in selling, general and administrative expenses was due to an increase in compensation-related expenses partially offset by income generated from the transition service agreement entered into as part of the sale of the Performance Materials business.
Other Operating Expense, Net
Other operating expense, net was comparable between both periods. Other operating expense, net for the three months ended June 30, 2021 was $5.0 million, an increase of $0.6 million, compared with $4.4 million for the three months ended June 30, 2020.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the three months ended June 30, 2021 was $6.8 million, compared to $11.5 million for the three months ended June 30, 2020. The decrease was primarily due to $4.7 million of lower earnings from the Zeolyst Joint Venture during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The decrease in earnings from the Zeolyst Joint Venture was due to lower demand for hydrocracking and specialty catalysts.
Interest Expense, Net
Interest expense, net for the three months ended June 30, 2021 was $8.7 million, a decrease of $6.4 million, as compared with $15.1 million for the three months ended June 30, 2020. The decrease in interest expense, net was primarily due to lower interest rates on our variable-rate debt, along with lower average debt balances and a favorable increase in variable versus fixed-rate debt during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
Debt Extinguishment Costs
Debt extinguishment costs for the three months ended June 30, 2021 were $11.7 million.
In June 2021, we entered into an agreement for a new senior secured term loan facility and used the proceeds to repay portions of our existing term loan facilities. As a result of this transaction, we recorded $5.7 million of new creditor and third-party financing costs as debt extinguishment costs during the three months ended June 30, 2021. In addition, previous unamortized deferred financing costs of $1.7 million and original issue discount of $3.7 million associated with the previously outstanding debt were written off as debt extinguishment costs.
In June 2021, we amended our ABL Credit Agreement to decrease the aggregate amount of revolving loan commitments and extend the maturity date. As a result of the amendment, we wrote off $0.6 million of unamortized deferred financing costs as debt extinguishment costs.
Other (Income) Expense, Net
Other (income) expense, net for the three months ended June 30, 2021 was income of $1.8 million, a decrease of $1.6 million, as compared with income of $3.4 million for the three months ended June 30, 2020. The change in other expense, net primarily consisted of a decrease in foreign currency gains related to the non-permanent intercompany debt denominated in local currency and translated to the U.S. dollar.
Provision (Benefit) for Income Taxes
The provision for income taxes for the three months ended June 30, 2021 was $7.7 million compared to a $24.6 million provision for the three months ended June 30, 2020. The effective income tax rate for the three months ended June 30, 2021 was (4,371.6)% compared to (254.3)% for the three months ended June 30, 2020.

The Company’s effective income tax rate fluctuates based primarily on changes in income mix, the impacts of the Global Intangible Low Taxed Income (“GILTI”) tax rules, tax rate changes and changes in foreign exchange gains and losses, which create permanent differences in certain jurisdictions.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended June 30, 2021 was mainly due to the tax effect of permanent differences related to foreign currency exchange gain or loss, the inclusion of foreign earnings in U.S. taxable income, the discrete impact of the product line and asset sales, foreign tax rate changes, pre-tax losses with no associated tax benefit and state taxes.
Net Income Attributable to Ecovyst
For the foregoing reasons and after the effect of the non-controlling interest in earnings of subsidiaries for each period presented, net income attributable to Ecovyst was $1.5 million for the three months ended June 30, 2021 compared with net income of $15.9 million for the three months ended June 30, 2020.
Adjusted EBITDA
Summarized Segment Adjusted EBITDA information is shown below in the following table:

	Three months ended June 30,		Change
	2021	2020	$	%
	(in millions, except percentages)
Segment Adjusted EBITDA:(1)
Ecoservices	$40.5	$35.0	$5.5	15.7%
Catalyst Technologies(2)	20.7	25.3	(4.6)	(18.2)%
Total Segment Adjusted EBITDA(3)	61.2	60.3	0.9	1.5%
Unallocated corporate expenses	(8.5)	(10.3)	1.8	17.5%
Total Adjusted EBITDA	$52.7	$50.0	$2.7	5.4%

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
(2)The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment was $12.1 million for the three months ended June 30, 2021, which includes $6.8 million of equity in net income, excluding $1.6 million of amortization of investment in affiliate step-up plus $3.7 million of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment was $16.9 million for the three months ended June 30, 2020, which includes $11.5 million of equity in net income, excluding $1.7 million of amortization of investment in affiliate step-up plus $3.7 million of joint venture depreciation, amortization and interest.
(3)Our total Segment Adjusted EBITDA differs from our total consolidated Adjusted EBITDA due to unallocated corporate expenses.
Ecoservices: Adjusted EBITDA for the three months ended June 30, 2021 was $40.5 million, an increase of $5.5 million, or 15.7%, compared with $35.0 million for the three months ended June 30, 2020. The increase in Adjusted EBITDA was a result of a rebound in sales volumes as compared to the prior year period partially offset by higher plant “turnaround” maintenance expenses.
Catalyst Technologies: Adjusted EBITDA for the three months ended June 30, 2021 was $20.7 million, a decrease of $4.6 million, or 18.2%, compared with $25.3 million for the three months ended June 30, 2020. The decrease in Adjusted EBITDA was primarily a result of reduced volumes in the Zeolyst Joint Venture due to timing of customer orders.

A reconciliation of net loss from continuing operations to Segment Adjusted EBITDA is as follows:

	Three months ended June 30,
	2021	2020
	(in millions)
Reconciliation of net (loss) income from continuing operations to Segment Adjusted EBITDA
Net (loss) income from continuing operations	$(7.9)	$34.3
Provision (benefit) for income taxes	7.7	(24.6)
Interest expense, net	8.7	15.1
Depreciation and amortization	20.0	18.8
EBITDA	28.5	43.6
Joint venture depreciation, amortization and interest(a)	3.7	3.7
Amortization of investment in affiliate step-up(b)	1.6	1.7
Debt extinguishment costs	11.7	—
Net loss on asset disposals(c)	1.6	0.4
Foreign currency exchange gain(d)	(1.2)	(3.4)
LIFO benefit(e)	(0.5)	(2.0)
Transaction and other related costs(f)	0.6	0.4
Equity-based compensation	6.3	4.6
Restructuring, integration and business optimization expenses(g)	0.1	0.8
Defined benefit pension benefit(h)	(0.6)	(0.2)
Other(i)	0.9	0.4
Adjusted EBITDA	52.7	50.0
Unallocated corporate expenses	8.5	10.3
Segment Adjusted EBITDA	$61.2	$60.3

(a)We use Adjusted EBITDA as a performance measure to evaluate our financial results. Because our Catalyst Technologies segment includes our 50% interest in the Zeolyst Joint Venture, we include an adjustment for our 50% proportionate share of depreciation, amortization and interest expense of the Zeolyst Joint Venture.
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
(d)Reflects the exclusion of the foreign currency transaction gains and losses in the statements of income, which primarily relates to the non-permanent intercompany debt denominated in local currency translated to U.S. dollars.
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
Adjusted Net Income
Summarized adjusted net income information is shown below in the following table:

	Three months ended June 30,
	2021			2020
	Pre-tax	Tax expense (benefit)	After-tax	Pre-tax	Tax expense (benefit)	After-tax
	(in millions)
Reconciliation of net (loss) income from continuing operations to Adjusted Net Income(1)(2)
Net (loss) income attributable to Ecovyst Inc.	$(0.2)	$7.7	$(7.9)	$9.7	$(24.6)	$34.3
Amortization of investment in affiliate step-up(b)	1.6	0.4	1.2	1.7	0.7	1.0
Debt extinguishment costs	11.7	3.1	8.6	—	—	—
Net loss on asset disposals(c)	1.6	0.4	1.2	0.4	0.2	0.2
Foreign currency exchange gain(d)	(1.2)	(0.4)	(0.8)	(3.4)	(0.9)	(2.5)
LIFO benefit(e)	(0.5)	(0.1)	(0.4)	(2.0)	(0.8)	(1.2)
Transaction and other related costs(f)	0.6	0.2	0.4	0.4	0.2	0.2
Equity-based compensation	6.3	1.7	4.6	4.6	1.8	2.8
Restructuring, integration and business optimization expenses(g)	0.1	—	0.1	0.8	0.3	0.5
Defined benefit pension plan benefit(h)	(0.6)	(0.2)	(0.4)	(0.2)	(0.1)	(0.1)
Other(i)	0.9	0.4	0.5	0.4	0.1	0.3
Adjusted Net Income, including non-cash GILTI tax	$20.3	$13.2	$7.1	$12.4	$(23.1)	$35.5

Intraperiod allocation for restating discontinued operations(3)	—	(7.8)	7.8	—	27.9	(27.9)
Adjusted Net Income	$20.3	$5.4	$14.9	$12.4	$4.8	$7.6

(1)We define adjusted net income as net income attributable to Ecovyst adjusted for non-operating income or expense and the impact of certain non-cash or other items that are included in net income that we do not consider indicative of our ongoing operating performance. Adjusted net income is presented as a key performance indicator as we believe it will enhance a prospective investor’s understanding of our results of operations and financial condition. Adjusted net income may not be comparable with net income or adjusted net income as defined by other companies.
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
The adjustments to net income attributable to Ecovyst Inc. are shown net of applicable tax rates as determined by the calculation of our quarterly tax provision under interim financial reporting for the three months ended June 30, 2021 and June 30, 2020, except for the foreign currency exchange loss, impacts of tax rate changes and the effects of the sale of assets for which the taxes are calculated as discrete items using the applicable statutory income tax rates.

Results of Operations
Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Highlights
The following is a summary of our financial performance for the six months ended June 30, 2021 compared with the six months ended June 30, 2020.
Sales
•Sales increased $32.4 million to $273.6 million. The increase in sales was primarily due to favorable cost pass-through pricing and a rebound in volume in our Ecoservices segment.
Gross Profit
•Gross profit decreased $4.0 million to $68.6 million. The decrease in gross profit was primarily due an increase in manufacturing costs, which was partially offset by higher sales volumes.
Operating Income
•Operating income decreased by $7.7 million to $14.1 million. The decrease in operating income was due to a decrease in gross profit during the current year period.
Equity in Net Income of Affiliated Companies
•Equity in net income of affiliated companies for the six months ended June 30, 2021 was $12.0 million, compared with $19.8 million for the six months ended June 30, 2020. The decrease of $7.8 million was due to a decrease in sales volume in the Zeolyst Joint Venture for the six months ended June 30, 2021.

The following is our unaudited condensed consolidated statements of income and a summary of financial results for the six months ended June 30, 2021 and 2020:

	Six months ended June 30,		Change
	2021	2020	$	%
	(in millions, except percentages)
Sales	$273.6	$241.2	$32.4	13.4%
Cost of goods sold	205.0	168.6	36.4	21.6%
Gross profit	68.6	72.6	(4.0)	(5.5)%
Gross profit margin	25.1%	30.1%
Selling, general and administrative expenses	44.0	42.9	1.1	2.6%
Other operating expense, net	10.5	7.9	2.6	32.9%
Operating income	14.1	21.8	(7.7)	(35.3)%
Operating income margin	5.2%	9.0%
Equity in net (income) from affiliated companies	(12.0)	(19.8)	7.8	(39.4)%
Interest expense, net	19.2	30.4	(11.2)	(36.8)%
Debt extinguishment costs	11.7	2.5	9.2	368.0%
Other expense, net	3.3	4.0	(0.7)	(17.5)%
(Loss) income before income taxes and noncontrolling interest	(8.1)	4.7	(12.8)	(272.3)%
Provision (benefit) for income taxes	2.5	(26.3)	28.8	(109.5)%
Effective tax rate	(30.9)%	(562.5)%
Net (loss) income from continuing operations	(10.6)	31.0	(41.6)	(134.2)%
Net loss from discontinued operations, net of tax	(83.3)	(14.2)	(69.1)	NM
Net (loss) income	(93.9)	16.8	(110.7)	NM
Less: Net income attributable to the noncontrolling interest - discontinued operations	0.3	0.6	(0.3)	(50.0)%
Net (loss) income attributable to Ecovyst Inc.	$(94.2)	$16.2	$(110.4)	NM

Sales

	Six months ended June 30,		Change
	2021	2020	$	%
	(in millions, except percentages)
Sales:
Ecoservices	$221.0	$191.1	$29.9	15.6%
Silica Catalysts	52.6	50.1	2.5	5.0%
Total sales	$273.6	$241.2	$32.4	13.4%

Ecoservices: Sales in Ecoservices for the six months ended June 30, 2021 were $221.0 million, an increase of $29.9 million, or 15.6%, compared to sales of $191.1 million for the six months ended June 30, 2020. The increase in sales was due to higher average selling prices of $15.2 million and an increase in sales volumes of $14.7 million. Higher average selling prices benefited from the pass-through of higher sulfur costs of $12.8 million. Sales volumes increased as result of a rebound in gasoline production by refiners compared to the prior year period that was depressed by the COVID-19 pandemic.
Silica Catalysts: Sales in Silica Catalysts for the six months ended June 30, 2021 were $52.6 million, an increase of $2.5 million, or 5.0%, compared to sales of $50.1 million for the six months ended June 30, 2020. The increase in sales was primarily due to product mix of polyethylene catalysts resulting in an increase in pricing of $2.5 million.

Gross Profit
Gross profit for the six months ended June 30, 2021 was $68.6 million, a decrease of $4.0 million, or 5.5%, compared with $72.6 million for the six months ended June 30, 2020. The decrease in gross profit was due to higher maintenance costs and unfavorable inventory absorption, which was partially offset by favorable volumes in Ecoservices of $10.0 million.
The increase in manufacturing costs is due to one-time repair costs related to winter storms in the Gulf region, timing of plant “turnaround” maintenance expenditures and higher inventory absorption costs. Favorable product mix was a result of increased sales of higher-margin polyethylene catalysts. The increase in volumes was a result of a rebound in gasoline production by refiners compared to the prior year period that was burdened by the COVID-19 pandemic.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2021 was $44.0 million, a increase of $1.1 million as compared to $42.9 million for the six months ended June 30, 2020. The increase in selling, general and administrative expenses was due to increased compensation-related expenses, partially offset by income generated from the transition service agreement entered into as part of the sale of the Performance Materials business.
Other Operating Expense, Net
Other operating expense, net for the six months ended June 30, 2021 was $10.5 million, an increase of $2.6 million, compared with $7.9 million for the six months ended June 30, 2020. The increase in other operating expense, net was a result of severance charges incurred in the current year period.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the six months ended June 30, 2021 was $12.0 million, compared to $19.8 million for the six months ended June 30, 2020. The decrease was primarily due to $7.8 million of lower earnings from the Zeolyst Joint Venture during the six months ended June 30, 2021. The decline in earnings was a result of lower volume from deferred customer change-outs related to reduced output from oil refineries and heavy duty vehicle production, which led to a decrease in demand for our emission control and hydrocracking catalysts.
Interest Expense, Net
Interest expense, net for the six months ended June 30, 2021 was $19.2 million, a decrease of $11.2 million, as compared with $30.4 million for the six months ended June 30, 2020. The decrease in interest expense was primarily due to lower interest rates on our variable-rate debt.
Debt Extinguishment Costs
Debt extinguishment costs were $11.7 million and $2.5 million for the six months ended June 30, 2021 and 2020, respectively.
In June 2021, we entered into an agreement for a new senior secured term loan facility and used the proceeds to repay a portion of our existing term loan facilities. As a result of this transaction, we recorded $5.7 million of new creditor and third-party financing costs as debt extinguishment costs during the three months ended June 30, 2021. In addition, previous unamortized deferred financing costs of $1.7 million and original issue discount of $3.7 million associated with the previously outstanding debt were written off as debt extinguishment costs.
In June 2021, we amended our ABL Credit Agreement to decrease the aggregate amount of revolving loan commitments and extend the maturity date. As a result of the amendment, we wrote off $0.6 million of unamortized deferred financing costs as debt extinguishment costs.

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
Other (Income) Expense, Net
Other expense, net for the six months ended June 30, 2021 was expense of $3.3 million, a decrease of $0.7 million, as compared with expense of $4.0 million for the six months ended June 30, 2020. The decrease in other expense, net primarily consisted of a decrease in franchise taxes.

Provision (Benefit) for Income Taxes
The benefit for income taxes for the six months ended June 30, 2021 was $2.5 million compared to a $26.3 million benefit for the six months ended June 30, 2020. The effective income tax rate for the six months ended June 30, 2021 was (30.9)% compared to (562.5)% for the six months ended June 30, 2020.
The Company’s effective income tax rate fluctuates primarily due to income mix, the impacts of GILTI, discrete impacts of the divestiture of the Performance Chemicals business, tax rate changes and changes in foreign exchange gains and losses, which create permanent differences in certain jurisdictions.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the six months ended June 30, 2021 was mainly due to the impacts of GILTI, discrete tax impacts related to intraperiod allocation revaluation of deferred tax assets and liabilities as a result of the Performance Chemicals divestiture, tax rate changes and the tax effect of permanent differences related to foreign currency exchange gain or loss.
Net (Loss) Income Attributable to Ecovyst
For the foregoing reasons and after the effect of the non-controlling interest in earnings of subsidiaries for each period presented, net loss attributable to Ecovyst was $94.2 million for the six months ended June 30, 2021 compared with net income of $16.2 million for the six months ended June 30, 2020.
Adjusted EBITDA
Summarized Segment Adjusted EBITDA information is shown below in the following table:

	Six months ended June 30,		Change
	2021	2020	$	%
	(in millions, except percentages)
Segment Adjusted EBITDA:(1)
Ecoservices	$73.5	$72.2	$1.3	1.8%
Catalyst Technologies(2)	39.2	48.0	(8.8)	(18.3)%
Total Segment Adjusted EBITDA(3)	112.6	120.2	(7.6)	(6.3)%
Unallocated corporate expenses	(17.6)	(21.5)	3.9	18.1%
Total Adjusted EBITDA	$95.0	$98.7	$(3.7)	(3.7)%

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
(2)The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $22.6 million for the six months ended June 30, 2021, which includes $12.0 million of equity in net income, excluding $3.3 million of amortization of investment in affiliate step-up plus $7.3 million of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $30.6 million for the six months ended June 30, 2020, which includes $19.8 million of equity in net income, excluding $3.3 million of amortization of investment in affiliate step-up plus $7.5 million of joint venture depreciation, amortization and interest.
(3)Our total Segment Adjusted EBITDA differs from our total consolidated Adjusted EBITDA due to unallocated corporate expenses. Rounding discrepancies may arise when rounding segment results from dollars (in thousands) to dollars (in millions).
Ecoservices: Adjusted EBITDA for the six months ended June 30, 2021 was $73.5 million, an increase of $1.3 million, or 1.8%, compared with $72.2 million for the six months ended June 30, 2020. The increase in Adjusted EBITDA was due to a rebound in sales volumes partially offset by higher repair costs to our facilities and lost sales related to winter storm Uri.
Catalyst Technologies: Adjusted EBITDA for the six months ended June 30, 2021 was $39.2 million, a decrease of $8.8 million, or 18.3%, compared with $48.0 million for the six months ended June 30, 2020. The decrease in Adjusted EBITDA was a result of lower Zeolyst Joint Venture sales volumes and unfavorable fixed cost absorption.

A reconciliation of net loss from continuing operations to Segment Adjusted EBITDA is as follows:

	Six months ended June 30,
	2021	2020
	(in millions)
Reconciliation of net (loss) income from continuing operations to Segment Adjusted EBITDA
Net (loss) income from continuing operations	$(10.6)	$31.0
Provision (benefit) for income taxes	2.5	(26.3)
Interest expense, net	19.2	30.4
Depreciation and amortization	39.5	37.4
EBITDA	50.6	72.5
Joint venture depreciation, amortization and interest(a)	7.3	7.5
Amortization of investment in affiliate step-up(b)	3.3	3.3
Debt extinguishment costs	11.7	2.5
Net loss on asset disposals(c)	2.4	0.6
Foreign currency exchange loss(d)	3.9	3.7
LIFO benefit(e)	(0.7)	(3.6)
Transaction and other related costs(f)	1.1	1.2
Equity-based compensation	12.6	8.9
Restructuring, integration and business optimization expenses(g)	2.3	1.2
Defined benefit pension plan benefit(h)	(1.2)	(0.3)
Other(i)	1.7	1.2
Adjusted EBITDA	95.0	98.7
Unallocated corporate expenses	17.6	21.5
Segment Adjusted EBITDA	$112.6	$120.2

(a)We use Adjusted EBITDA as a performance measure to evaluate our financial results. Because our Catalyst Technologies segment includes our 50% interest in the Zeolyst Joint Venture, we include an adjustment for our 50% proportionate share of depreciation, amortization and interest expense of the Zeolyst Joint Venture.
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
(d)Reflects the exclusion of the foreign currency transaction gains and losses in the statements of income, primarily related to the non-permanent intercompany debt denominated in local currency translated to U.S. dollars.
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
Adjusted Net Income
Summarized adjusted net income information is shown below in the following table:

	Six months ended June 30,
	2021			2020
	Pre-tax	Tax expense (benefit)	After-tax	Pre-tax	Tax expense (benefit)	After-tax
	(in millions)
Reconciliation of net (loss) income from continuing operations to Adjusted Net Income(1)(2)
Net (loss) income attributable to Ecovyst Inc.	$(8.1)	$2.5	$(10.6)	$4.7	$(26.3)	$31.0
Amortization of investment in affiliate step-up(b)	3.3	0.9	2.4	3.3	1.2	2.1
Debt extinguishment costs	11.7	3.1	8.6	2.5	0.9	1.6
Net loss on asset disposals(c)	2.4	0.7	1.7	0.6	0.2	0.4
Foreign currency exchange loss(d)	3.9	1.1	2.8	3.7	1.4	2.3
LIFO benefit(e)	(0.7)	(0.2)	(0.5)	(3.6)	(1.3)	(2.3)
Transaction and other related costs(f)	1.1	0.3	0.8	1.2	0.4	0.8
Equity-based compensation	12.6	3.5	9.1	8.9	3.2	5.7
Restructuring, integration and business optimization expenses(g)	2.3	0.6	1.7	1.2	0.4	0.8
Defined benefit pension plan benefit(h)	(1.2)	(0.3)	(0.9)	(0.3)	(0.1)	(0.2)
Other(i)	1.7	0.5	1.2	1.2	0.6	0.6
Adjusted Net Income, including Intraperiod allocation	$29.0	$12.7	$16.3	$23.4	$(19.4)	$42.8
Intraperiod allocation for restating discontinued operations(3)	—	(4.8)	4.8	—	27.9	(27.9)
Adjusted Net Income	$29.0	$7.9	$21.1	$23.4	$8.5	$14.9

(1)We define adjusted net income as net income attributable to Ecovyst adjusted for non-operating income or expense and the impact of certain non-cash or other items that are included in net income that we do not consider indicative of our ongoing operating performance. Adjusted net income is presented as a key performance indicator as we believe it will enhance a prospective investor’s understanding of our results of operations and financial condition. Adjusted net income may not be comparable with net income or adjusted net income as defined by other companies.
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
The adjustments to net income attributable to Ecovyst Inc. are shown net of applicable tax rates of 27.7% and 195.3% for the six months ended June 30, 2021 and 2020, respectively, except for the foreign currency exchange loss and discrete impacts of the divestiture of the Performance Chemicals business.

 Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity consist of cash flows from operations, existing cash balances as well as funds available under our asset based lending revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources of funds. Our primary liquidity requirements include funding working capital requirements (primarily inventory and accounts receivable, net of accounts payable and other accrued liabilities), debt service requirements and capital expenditures. Our capital expenditures include both maintenance of business, which include spending on maintenance and health, safety and environmental initiatives as well as growth, which includes spending to drive organic sales growth and cost savings initiatives.
We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our asset based lending revolving credit facility, will be sufficient to meet our presently anticipated future cash needs for at least the next twelve months. We may also pursue strategic acquisition or divestiture opportunities, which may impact our future cash requirements. We may, from time to time, increase borrowings under our asset based lending revolving credit facility to meet our future cash needs. As of June 30, 2021, we had cash and cash equivalents of $55.8 million and availability of $107.1 million under our asset based lending revolving credit facility, after giving effect to $17.8 million of outstanding letters of credit, for a total available liquidity of $162.9 million. We did not have any revolving credit facility borrowings as of June 30, 2021. As of June 30, 2021, we were in compliance with all covenants under our debt agreements.
On a continuing operations basis, we held an immaterial balance of cash and cash equivalents in foreign jurisdictions as of June 30, 2021. We repatriate cash held outside of the United States from certain foreign subsidiaries in order to meet domestic liquidity needs. Depending on domestic and foreign cash balances, we have certain flexibility to repatriate funds in order to meet those needs. Specifically, we have an intercompany loan structure in place with foreign subsidiaries that allows us to repatriate foreign cash in a tax efficient manner from those subsidiaries. Repatriation of foreign cash is generally not subject to U.S. federal income taxes at the time of cash distribution. However, foreign earnings may still be taxed for state income tax purposes, as well as subject to certain foreign withholding tax obligations, when cash amounts are distributed back to the U.S.
Our liquidity requirements are significant, primarily due to debt service requirements. As reported, our cash interest paid for the six months ended June 30, 2021 and 2020 was approximately $28.8 million and $53.8 million, respectively. Before any impact of hedges, a one percent change in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $2.3 million on interest expense. We hedge the interest rate fluctuations on debt obligations through interest rate cap agreements. As of June 30, 2021, we had interest rate caps on $500.0 million of notional variable-rate debt with a cap rate of 0.84% through July 2022 and $400.0 million of notional variable-rate debt with a cap rate of 1.00% through August 2023.

Cash Flow

	Six months ended June 30,
	2021	2020
	(in millions)
Continuing Operations
Net cash provided by (used in):
Operating activities	$37.2	$24.3
Investing activities	(70.0)	(19.8)
Financing activities	(5.0)	(6.7)
Discontinued Operations
Net cash provided by (used in):
Operating activities	12.1	37.8
Investing activities	(32.0)	(16.4)
Financing activities	(1.1)	0.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.3)	(3.3)
Net change in cash, cash equivalents and restricted cash	(62.1)	16.7
Cash, cash equivalents and restricted cash at beginning of period	137.2	73.9
Cash, cash equivalents and restricted cash at end of period	75.1	90.6
Less: cash, cash equivalents and restricted cash of discontinued operations	(17.6)	(51.4)
Cash, cash equivalents and restricted cash at end of period of continuing operations	$57.4	$39.1

	Six months ended June 30,
	2021	2020
	(in millions)
Continuing Operations
Net (loss) income	$(10.6)	$31.0
Non-cash and non-working capital related activities(1)	67.4	47.5
Changes in working capital	(15.2)	(53.8)
Other operating activities	(4.4)	(0.4)
Net cash provided by operating activities, continuing operations	$37.2	$24.3

(1)Includes depreciation, amortization, amortization of deferred financing costs and original issue discount, foreign currency exchange gains and losses, deferred income tax provision (benefit), net (gains) losses on asset disposals, stock compensation expense and equity in net income and dividends received from affiliated companies.

	Six months ended June 30,
	2021	2020
	(in millions)
Continuing Operations
Working capital changes that provided (used) cash:
Receivables	$(18.4)	$(1.0)
Inventories	5.5	(1.7)
Prepaids and other current assets	(1.8)	—
Accounts payable	2.6	(5.1)
Accrued liabilities	(3.1)	(46.0)
	$(15.2)	$(53.8)

	Six months ended June 30,
	2021	2020
	(in millions)
Continuing Operations
Purchases of property, plant and equipment	$(28.0)	$(22.2)
Business combinations, net of cash acquired	(42.0)	—
Proceeds from sale of assets	—	2.4
Net cash used in investing activities, continuing operations	$(70.0)	$(19.8)

	Six months ended June 30,
	2021	2020
	(in millions)
Continuing Operations
Net revolving credit facilities borrowings	$—	$—
Net cash borrowings (repayments) on debt obligations	(3.5)	(3.0)
Other financing activities	(1.5)	(3.7)
Net cash used in financing activities, continuing operations	$(5.0)	$(6.7)

The following discussions related to our cash flows are presented on a continuing operations basis, which excludes the cash flows from our Performance Materials and Performance Chemicals businesses accounted for as discontinued operations.
Net cash provided by operating activities was $37.2 million for the six months ended June 30, 2021, compared to $24.3 million provided for the six months ended June 30, 2020. Cash generated by operating activities, other than changes in working capital, was lower during the six months ended June 30, 2021 by $25.8 million compared to the same period in the prior year. The change in working capital during the six months ended June 30, 2021 was favorable compared to the six months ended June 30, 2020. Cash used to fund working capital was $15.2 million and $53.8 million for the six months ended June 30, 2021 and 2020, respectively.
The decrease in cash generated by operating activities, other than changes in working capital, was lower by $25.8 million as compared to the prior year period primarily due to a decrease in dividends received from affiliated companies offset by a decline in operating profit.
The increase in cash from working capital of $38.6 million as compared to the prior year was primarily due to favorable changes in accrued liabilities, inventories and accounts payable which were partially offset by unfavorable changes in accounts receivable and prepaid and other current assets.
The favorable change in accrued liabilities was driven by a decrease in current income taxes payable and lower interest accruals. The increase in cash provided by inventory changes was due to the timing of sales orders for our polyethylene catalysts in the current year period compared to an inventory build in the prior year period. The favorable change in accounts payable is due to the timing of capital spending and the favorable change in accrued liabilities relates to changes in various expense accruals. The unfavorable change in accounts receivable was driven by the increase in sales within our Ecoservices segment.
Net cash used in investing activities was $70.0 million for the six months ended June 30, 2021, compared to cash used of $19.8 million during the same period in 2020. Cash used in investing activities consisted of utilizing $28.0 million and $22.2 million to fund capital expenditures during the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, we acquired Chem32, LLC for $42.0 million. We received proceeds of $2.4 million related to the sale of non-core assets during the six months ended June 30, 2020.
Net cash used in financing activities was $5.0 million for the six months ended June 30, 2021, compared to net cash used of $6.7 million during the same period in 2020. Net cash used in financing activities was primarily driven by $3.5 million of debt issuance costs related to the 2021 Term Loan Facility and $1.5 million of stock repurchases during the six months ended June 30, 2021. Net cash provided by financing activities was primarily driven by $3.9 million of stock repurchases and $3.0 million of debt issuance costs the six months ended June 30, 2020.

Debt

	June 30, 2021	December 31, 2020
	(in millions)
Senior Secured Term Loan Facility due February 2027 (the "2016 Term Loan Facility")(1)	$231.4	$671.7
Senior Secured Term Loan Facility due February 2027 (the "2020 Term Loan Facility")	—	459.7
Senior Secured Term Loan Facility due June 2028 (the "2021 Term Loan Facility")	900.0	—
5.750% Senior Notes due 2025(1)	295.0	295.0
ABL Facility	—	—
Total debt	1,426.4	1,426.4
Original issue discount	(13.1)	(15.6)
Deferred financing costs	(8.3)	(10.4)
Total debt, net of original issue discount and deferred financing costs	1,404.9	1,400.4
Less: current portion	(9.0)	—
Total long-term debt, excluding current portion	$1,395.9	$1,400.4

(1)    A portion of the net cash proceeds from the closing of the sale of the Performance Chemicals business was used to repay the 2016 Term Loan Facility in full and to redeem all of the 5.750% Senior Notes due 2025.
As of June 30, 2021, our total debt was $1,426.4 million, excluding the original issue discount of $13.1 million and deferred financing fees of $8.3 million for our senior secured credit facilities and notes. Our net debt as of June 30, 2021 was $1,370.6 million, including cash and cash equivalents of $55.8 million. We may seek, subject to market conditions and other factors, opportunities to repurchase, refinance or otherwise reprice our debt.
In June 2021, PQ Corporation (“PQ Corp”), an indirect, wholly owned subsidiary of Ecovyst prior to the closing of the sale of the Performance Chemicals business, and Ecovyst Catalyst Technologies LLC (“Ecovyst LLC” and, following the closing of the sale of the Performance Chemicals business, the “Borrower”), an indirect, wholly owned subsidiary entered into an agreement for a new senior secured term loan facility in an aggregate principal amount of $900.0 million with an original issue discount of 0.25% and interest at a floating rate of LIBOR (with a 0.5% minimum LIBOR floor) plus 2.75% per annum (or, depending on the Borrower’s first lien net leverage ratio, 2.5%). The proceeds were used to pay in full the 2020 Term Loan Facility, partially pay the 2016 Term Loan Facility and pay the associated fees and expenses. The new senior secured term loan facility requires scheduled quarterly amortization payments, each equal to 0.25% of the original principal amount of the loans under the new senior secured term loan facility.
In June 2021, PQ Corp also entered into a third amendment agreement (the “ABL Amendment”), which amended the ABL Credit Agreement, dated as of May 4, 2016 (the “ABL Credit Agreement” and, as amended by the ABL Amendment, the “Amended ABL Credit Agreement”). The ABL Amendment amended the ABL Credit Agreement to, among other things, following the closing of the sale of the Performance Chemicals business, decrease the aggregate amount of revolving loan commitments available to the borrowers thereunder by an aggregate amount of $150.0 million to $100.0 million, consisting of $90.0 million in U.S. commitments and $10.0 million on in European commitments and extended the maturity date with respect to borrowings under the Amended ABL Credit Agreement to August 2, 2026.

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

	Six months ended June 30,
	2021	2020
	(in millions)
Maintenance capital expenditures	$19.7	$12.1
Growth capital expenditures	4.1	4.0
Total capital expenditures	$23.8	$16.1

Capital expenditures remained at a level sufficient for required maintenance and certain expansion growth initiatives during these periods. Maintenance capital expenditures were higher in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 due to higher spending on health and safety. Growth capital expenditures were in-line in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
Pension Funding
We did not pay any cash contributions into our defined benefit plans and other postretirement plans during the six months ended June 30, 2021. We paid $0.9 million in cash contributions into our defined benefit pension plans and other post-retirement plans during the six months ended June 30, 2020. The net periodic pension expense was $1.2 million and $0.2 million for those same periods, respectively.
Off–Balance Sheet Arrangements
We had $17.8 million of outstanding letters of credit on our ABL Facility as of June 30, 2021.
Contractual Obligations
Information related to our contractual obligations at December 31, 2020 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 17, 2021, which we refer to as our Annual Report on Form 10-K. During the six months ended June 30, 2021, there have been no significant changes to our contractual obligations as disclosed in our Annual Report on Form 10-K.

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
Foreign Exchange Risk
In March 2021, as a result of the Performance Materials and Performance Chemicals divestitures, we settled our cross-currency swaps. At the date of settlement, the total notional value of the cross-currency swaps was $311.4 million. We paid $13.2 million in cash to settle the swaps, which is included in net cash used in investing activities, discontinued operations in our condensed consolidated statement of cash flows for the six months ended June 30, 2021, as the underlying subsidiary subject to the net investment hedging relationship is part of the Performance Chemicals business.
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2021 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.    OTHER INFORMATION.

The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

In connection with the declaration of the special cash dividend declared by the Company’s Board further described in this Quarterly Report on Form 10-Q, each holder of the Company’s outstanding restricted stock units and stock options as of the record date for the dividend will receive either a dividend equivalent payment upon vesting or a reduction in strike price, subject to applicable tax law limitations.

ITEM 6.    EXHIBITS.
The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
2.1
Amendment No. 1 to Stock Purchase Agreement, dated as of June 24, 2021, by and among PQ Group Holdings Inc. and Sparta Aggregator L. P. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K, filed on June 30, 2021).

2.2
Amendment No. 2 to Stock Purchase Agreement, dated as of July 12, 2021, by and among PQ Group Holdings Inc. and Sparta Aggregator L. P. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K, filed on July 15, 2021).

3.1	Second Restated Certificate of Incorporation of PQ Group Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q, filed on November 14, 2017)
3.1	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on August 3, 2021)
3.2	Bylaws of Ecovyst Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed on August 3, 2021)
10.1
Term Loan Credit Agreement, dated as of June 9, 2021 among CPQ Midco I Corporation, PQ Corporation, Ecovyst Catalyst Technologies LLC, Eco Services Operations Corp., Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders from time to time party thereto, with Citibank, N.A., Credit Suisse Loan Funding LLC, BofA Securities, Inc., Deutsche Bank Securities Inc., Goldman Sachs Bank USA, KeyBanc Capital Markets Inc. and Truist Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K , filed on June 11, 2021).

10.2
Third Amendment Agreement, dated as of June 9, 2021, to the ABL Credit Agreement, dated as of May 4, 2016, by and among PQ Corporation, CPQ Midco I Corporation, the Canadian Borrowers from time to time party thereto, the European Borrowers from time to time party thereto, the Lenders from time to time party thereto and Citibank, N.A., as Administrative Agent and Issuing Bank, with Citigroup Global Markets Inc., Credit Suisse Loan Funding LLC, Bank of America, N.A., Deutsche Bank Securities Inc., Goldman Sachs Bank USA, KeyBanc Capital Markets Inc. and Truist Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K , filed on June 11, 2021)

10.3	Amendment to Form of Director and Officer Indemnification Agreement
10.4	Form of Ecovyst Inc. Director and Officer Indemnification Agreement
31.1	Certification of Chief Executive Officer of Ecovyst Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Ecovyst Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Ecovyst Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of Ecovyst Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Quarterly Report on Form 10-Q of Ecovyst Inc. for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags

104	The cover page from the Quarterly Report on Form 10-Q of Ecovyst Inc. for the quarter ended June 30, 2021, formatted in Inline XBRL and included as Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecovyst Inc.

Date:	August 9, 2021	By:	/s/ MICHAEL FEEHAN
Michael Feehan
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)