Form 10-K
period 2021-12-31
Ecovyst Inc.
filed 2022-03-01
CIK 1708035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of Ecovyst Inc. voting and non-voting common equity held by non-affiliates as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price of $15.36 per share as reported on the New York Stock Exchange was $855,331,738.

The number of shares of common stock outstanding as of February 25, 2022 was 138,205,783.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Ecovyst Inc. Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

ECOVYST INC.

INDEX—FORM 10-K
December 31, 2021

i

PART I
Forward-looking Statements and Risk Factor Summary
This Annual Report on Form 10-K (“Form 10-K”) includes “forward-looking statements” that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should” and similar expressions are intended to identify these forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objections, and financial needs. Examples of forward-looking statements include, but are not limited to, statements we make regarding the impact of the novel coronavirus (“COVID-19”) pandemic on our operations and financial results and our liquidity, and our belief that our current level of operations, cash and cash equivalents, cash flow from operations and borrowings under our credit facilities and other lines of credit will provide us adequate cash to fund the working capital, capital expenditure, debt service and other requirements for our business for at least the next twelve months.
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
•the impact of the ongoing COVID-19 pandemic on the global economy and financial markets, as well as on our business and our suppliers, and the response of governments and of our company to the outbreak including variants of the virus and associated containment, remediation and vaccination efforts; and
•the other risks and uncertainties discussed in “Item 1A—Risk Factors.”

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
ITEM 1.    BUSINESS.
Ecovyst Inc. (“Ecovyst” or the “Company”), formerly PQ Group Holdings Inc. (“PQ Group Holdings”) was incorporated in Delaware on August 7, 2015. We trace our roots to 1831, and our business has a nearly 200-year history of innovation, enabling environmental improvements in areas such as fuel efficiency and emissions, while improving the sustainability of our planet. On May 4, 2016, we consummated a series of transactions (the “Business Combination”) to reorganize and combine the then-existing businesses with Eco Services Operations LLC under a new holdings company, then called PQ Group Holdings. On October 3, 2017, we completed our initial public offering (“IPO”). On August 1, 2021, we changed our name from “PQ Group Holdings Inc.” to “Ecovyst Inc.”, changed the ticker symbol of our common stock listed on the New York Stock Exchange from “PQG” to “ECVT” and rebranded our former segments from “Refining Services” to “Ecoservices” and “Catalysts” to “Catalyst Technologies.” Our common stock is listed on the New York Stock Exchange under the stock ticker “ECVT”. Unless the context otherwise indicates, the terms “Ecovyst Inc.,” “we,” “us,” “our,” or the “Company” mean Ecovyst Inc. and our subsidiaries.
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
Effective on August 1, 2021, we completed the sale of our Performance Chemicals business for $1.1 billion, subject to certain adjustments set forth in the agreement. We used a portion of the net cash proceeds to repay the entire Senior Secured Term Loan Facility due February 2027 of $231.4 million and the 5.750% Senior Notes due 2025 (the “Senior Notes”) of $295.0 million. The Senior Notes were redeemed at a redemption price equal to the sum of 102.875% of the principal amount of the Senior Notes plus accrued and unpaid interest to, but excluding, August 2, 2021. Additionally, our Board of Directors (the “Board”) declared a special cash dividend of $3.20 per share, payable on August 23, 2021 to shareholders of record as of the close of business on August 12, 2021. The results of operations, financial condition, and cash flows for the Performance Chemicals business are presented herein as discontinued operations. Refer to Note 5 to our Consolidated Financial Statements for additional information.

Our Company
We are a leading, integrated and innovative global provider of specialty catalysts and services. We believe that our products, which are predominantly inorganic, and services contribute to improving the sustainability of the environment. Our value-added products seek to address global demand trends that are often either the subject of significant environmental and safety regulations or are driven by consumer preferences for environmentally friendlier alternative products, which provides us with high-margin growth opportunities. Specifically, our products and solutions help companies produce vehicles with improved fuel efficiency and cleaner emissions. Because our products are predominantly inorganic and carbon-free, we believe we contribute to improving the sustainability of our planet.
We believe we are a leader in each of our business segments, holding what we estimate to be a number one or number two supply share position for products that generated more than 90% of our 2021 sales. We believe that our global footprint and efficient network of strategically located manufacturing facilities provide us with a strong competitive advantage in serving our customers both regionally as well as globally.
We believe, with our long history of established partnerships with our customers and our reputation for providing reliable, quality of products and solutions, our products deliver significant value to our customers, as demonstrated by our profit margins. Our products typically constitute a small portion of our customers’ overall end-product costs yet are critical to product performance.
We have a long track record of innovation that is reflected in our technical and production expertise in silica, zeolites and catalyst technologies.
We are highly diversified by business, geography and end use. In 2021 the majority of our sales were for applications that have historically had relatively predictable, consistent demand patterns driven by consumption or frequent replacement cycles.
As a result of our competitive strengths, we have generally maintained stable margins through changing macro economic cycles.
In 2021, we served global customers across many end uses and, as of December 31, 2021, operated out of 10 strategically located manufacturing facilities.

(1)Percentage calculations include $131.3 million of total sales attributable to the Zeolyst Joint Venture (“Zeolyst JV”), which represents 50% of its total sales for the year ended December 31, 2021. The Zeolyst JV sales are included in both the Fuels & Emission Controls and Packaging & Engineered Plastics end uses. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis of Presentation” for a description of the treatment of the Zeolyst Joint Venture in our consolidated financial information.
(2)Based on the delivery destination for products sold in 2021.
Our Strategy
We intend to capitalize on our strong business foundation, sustainability driven innovation and customer partnerships to grow sales profitably, maintain high margins, deploy capital efficiently and generate free cash flow in order to create shareholder value. We believe that our long history of operational excellence and proven reliability, technology leadership, strong customer relationships, innovation track record and consistent business execution developed from our industry experience positions us well to execute our business strategy.

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
Our Product End Uses
The table below summarizes our key end use applications and products as well as the significant growth drivers in those applications.

	Sales and Zeolyst JV Total Sales(1)
Key End Uses	2021	2020	2019	Significant Growth Drivers	Key Ecovyst Products
Fuels & Emission Controls	46%	51%	54%	• Global regulatory requirements to:	• Refinery hydrocracking catalysts
				• Remove nitrogen oxides from emissions	• Emission control catalysts
				• Remove sulfur from diesel and gasoline	• Catalyst recycling regeneration services
				• Increase gasoline octane in order to improve fuel efficiency while lowering vapor pressure to regulated levels	• Acid regeneration
				• Improve lubricant characteristics to improve fuel efficiencies
Packaging & Engineered Plastics	31%	27%	26%	• Demand for increased process efficiency and reduction of by-products in production chemicals	• Catalysts for high-density polyethylene and chemicals syntheses
				• Demand for high-density polyethylene and nylon lightweighting of automotive components	• Antiblocks for film packaging
					• Sulfur derivatives for nylon production
Industrial & Process Chemicals	12%	11%	11%	• Demand for a wide range of products including construction materials, auto, consumer goods, and chemicals	• Sulfur derivatives for industrial production
					• Treatment services
Natural Resources	11%	11%	9%	• Recovery in global oil drilling/U.S. copper production	• Sulfuric acid for mining
				• Demand for metals and minerals for low carbon technologies and infrastructure

(1)     Percentage calculations include $131.3 million, $128.6 million and $170.3 million of total sales attributable to the Zeolyst JV, which represents 50% of its total sales for each of the years ended December 31, 2021, 2020 and 2019, respectively. The Zeolyst JV sales are included in both the Fuels & Emission Controls and Packaging & Engineered Plastics key end uses. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis of Presentation” for a description of the treatment of the Zeolyst Joint Venture in our consolidated financial information.

Competitive Business Strengths
Favorable Secular Growth Trends Across the Portfolio
We focus on serving end use applications where we believe significant future growth potential exists. Our products address our customers’ needs, which are typically driven either by regulatory requirements or consumer preferences, on a global basis. In 2021, a majority of our sales were to end uses such as fuels and emission controls, consumer products and industrial applications that generally do not exhibit as much cyclicality as other applications. We believe that our products incorporate innovative environmental and safety solutions to address evolving customer demands, examples of which include the following:
Increased use of plastics as a substitute for heavier and less versatile materials, such as glass and metal, is driving increased global demand for polyethylene capacity expansions and production. Further, we are seeing expansions shift towards silica-based technology, which we believe will drive growth for our Silica Catalysts product group within our Catalyst Technologies segment.
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
Given stringent fuel efficiency standards that are driving the design of new engines and the resulting higher-octane gasoline requirements that can be achieved through alkylate blending, we believe that our Ecoservices segment is well positioned to benefit from any related growth in demand for alkylate.
We also believe we have opportunities to displace other less environmentally friendly materials for industrial and consumer good applications through our business segments. Our Ecoservices segment is the largest North American recycler and one of the largest consumers of refinery by-products of sulfur, enabling them to be converted to other applications. In our Catalyst Technologies segment, we are helping our customers meet evolving regulatory requirements for the reduction of sulfur from diesel fuel and reduction of NOx emissions from diesel engines through our custom zeolites. Similarly, our specialty zeolites and silica supported catalysts are enabling our customers to improve fuel economy and utilize renewable resources through development of improved lubricants, lightweight polymers and renewable transportation fuel.
Leading Supply Positions
We believe that we maintain a leading supply position for certain products sold within each of our segments, holding what we estimate to be the number one or two supply share position in 2021 for products that generated more than 90% of our sales. We believe that our global footprint and efficient network of strategically located manufacturing facilities provides us with a strong competitive advantage in serving our customers both globally and regionally, and that it would be costly for our competitors to replicate our network.
In our Catalyst Technologies segment, we primarily compete on a global basis. We are a leading supplier of refinery hydrocracking catalyst used to remove sulfur, and emission control catalysts used in the heavy- and light-duty diesel industries to reduce nitrogen oxides emissions. We are also a global supplier of silica catalysts and supports for polyethylene manufacturers and the exclusive supplier of methyl methacrylate (“MMA”) catalysts used in the patented Alpha process practiced by a global MMA leader.
In our Ecoservices segment, we hold an estimated number one supply share position in the United States in sulfuric acid regeneration services based on 2021 sales volume of greater than 50%.
Innovation Track Record
A key competitive advantage is derived from our depth of expertise in silica, zeolites and catalysts technologies. Further, we have the ability to tailor and scale specialty grades to meet changing demands and technical support for large scale commercialization. Many of our products require close customer collaboration to address constantly evolving customer application challenges. Given the long lead-time required for product development and commercialization, which can be up to ten years, we work closely and build long-term relationships with our customers. In many cases, our relationships have spanned decades given our ability to meet customized specifications and performance characteristics while also maintaining strict quality standards.
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
Long-Term, High-Quality Customer Relationships
We collaborate with leading multinational companies that often seek global solutions. Our customers include large industrial companies such as Exxon Mobil, BASF, and Unilever, and global catalyst producers such as Albemarle and W.R. Grace. We also supply catalysts to leading chemical and petrochemical producers such as BASF, Dow Chemical, Lucite, LyondellBasell, and Shell. We have long-term relationships with our top ten customers, based on 2021 sales, that average more than 50 years. In addition, our customer base is diversified, with our top ten customers in 2021 representing approximately 41% of our sales for the year ended December 31, 2021 (including our proportionate 50% share of sales attributable to the Zeolyst JV), and one customer representing 11% or $78.5 million of our sales in both our Ecoservices and Catalyst Technologies businesses during this period.
Secured Contractual Pass-through of Raw Material Costs Support Stable Margins
We have been able to mitigate the impact of raw material or energy price volatility using a variety of mechanisms, including hedging and raw material cost pass-through clauses in our sales contracts and other adjustment provisions. Most of our Ecoservices contracts feature minimum volume protection and/or quarterly price adjustments for items such as commodity inputs, labor, the Chemical Engineering Plant Cost Index and natural gas. In 2021, approximately 80% of our Ecoservices segment sales were sold under contracts that included some form of raw material pass-through clause. These price adjustments generally reflect our Ecoservices actual cost structure in producing sulfuric acid, and tend to provide us with some protection against volatility in labor, fixed costs and raw material pricing. Freight expenses are generally passed through directly to customers.
Our products are predominantly inorganic and carbon-free, and are produced from readily available raw materials such as industrial sand and caustic soda, which prices have historically been less volatile than oil. We also use natural gas in our manufacturing process where our North American facilities have benefited from the plentiful supplies of shale gas. In addition, we have long-term relationships with many of our key raw materials suppliers across all our business segments.
Long Term Customer Contracts Enhance Sales Predictability and Stability
We partner with many of our customers under long-term contract agreements, mutually exclusive product supply arrangements and/or specified products for certain license production processes. In our Ecoservices segment, approximately 40% of our production capacity serves customers with staggered five to ten year “take or pay” contracts with potential for value pricing resets and cost pass-through for our regeneration services product line that enhances sales and margin predictability and stability. Excluding contracts with automatic evergreen provisions, approximately 50% of our sulfuric acid volume for the year ended December 31, 2021 was under contracts expiring at the end of 2022 or beyond.
In our Catalyst Technologies segment, we are either the sole or dual supplier to key global customers under various term agreements up to 10 years for each of polyethylene catalysts and silica catalysts supports. Further, we are an exclusive multi-year supplier of MMA catalyst to a leading global producer. In our zeolite catalysts product group, we operate with a mix of evergreen and various term contracts depending on the product customization with value pricing ranging from 1 to 3 years to supply catalysts and zeolite powders for the refining, petrochemical and chemical industries and nitrogen oxides control catalysts for diesel transportation industries. These terms, in line with industry standards, provide us with flexibility in satisfying customers.

Strategic and Differentiated Manufacturing Know-how and Supply Chain Global Network
Ecoservices’ predecessor company, Stauffer Chemical, was a leader in pioneering the current sulfuric acid regeneration technology in the 1940s. Since then, we have leveraged our process technology expertise and ability to deliver our products by barge, rail, truck and pipeline to become the largest sulfuric acid regenerator in North America and a leading North American producer of high quality virgin sulfuric acid. Ecoservices has also applied its expert knowledge in sulfur chemistry to provide treatment services for hazardous/non hazardous wastes, and most recently activate catalysts with our patented Chem32 technology.

Our Catalyst Technologies product development and manufacturing technology is customized based on deep silica based and zeolite based material science know-how. Our R&D centers develop fit for purpose catalysts with customers. We believe we have a differentiated capability to develop such products and manufacture them consistently.
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
Our cash flow generation has been driven, in part, by our disciplined capital investment as well as tax attributes that provide us with cash flow benefits. As of December 31, 2021, we had $271.6 million of tax deductible intangibles and goodwill with respect to Eco Services Operations LLC of which provides us with cash tax savings as we generate taxable income.

Our Business Segments
We are a leading, integrated and innovative global provider of specialty catalysts and services. We believe that our products, which are predominantly inorganic, and services contribute to improving the sustainability of the environment. We conduct operations through two reporting segments: (1) Ecoservices and (2) Catalyst Technologies (including our 50% interest in the Zeolyst Joint Venture).
The table below summarizes certain information regarding our two reporting segments for the year ended December 31, 2021.

	Year ended December 31, 2021
Segments and Product Groups	Sales	% of Total Sales	Zeolyst Joint Venture Sales(1)	% of Total Sales and Zeolyst Joint Venture Sales(1)(2)	Net Income	Adjusted EBITDA(1)	% of Total Adjusted EBITDA(1)
	(in millions, except percentages)
Ecoservices	$500.5	81.9%	$—	67.4%		$177.7	66.9%
Catalyst Technologies	110.7	18.1%	—	14.9%		88.0	33.1%
Zeolite Catalyst	—	—%	131.3	17.7%
Subtotal	$611.2	100.0%	$131.3	100.0%

Corporate						(38.1)

Total	$611.2	100.0%	$131.3	100.0%	$(139.9)	$227.6	100.0%

(1)     Percentage calculations include $131.3 million of total sales attributable to the Zeolyst JV, which represents 50% of its total sales for the year ended December 31, 2021. The Adjusted EBITDA of our Catalyst Technologies segment includes our 50% portion of the Adjusted EBITDA of our Zeolyst JV. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis of Presentation” for a description of the treatment of the Zeolyst Joint Venture in our consolidated financial information.
(2)     Percentage calculations exclude $38.1 million in corporate expenses.

Ecoservices
Our Ecoservices segment is a leading provider of sulfuric acid recycling (Regeneration Services) and end-to-end logistics to North American refineries for the production of alkylate, a high value gasoline blending component required for meeting gasoline specifications and producing premium grade fuel. We are also a leading North American producer of on-purpose virgin sulfuric acid for water treatment, mining, and industrial applications. By providing regeneration services, as well as purchasing by-product sulfur from customers as a source of energy and for use in manufacturing virgin sulfuric acid, we believe that we provide our refining customers with a complete solution for their sulfuric acid needs.
Trends for increased alkylate production are being driven by: rising demand for premium gasoline used in smaller, more efficient turbocharged engines, which requires an alkylate content of approximately 35%-45%, as compared to the 12% alkylate content in regular gasoline; the need for more alkylate to meet the minimum octane ratings in regular gasoline following the continued significant share growth of shale oil refining in the U.S.; the full implementation of Tier 3 gasoline sulfur standards in the United States was enacted for 2020, which requires the blending of additional low sulfur high octane gasoline components such as alkylate; and rising gasoline exports, which generally contain no ethanol and will generally require more alkylate to replace the ethanol in order to meet the minimum octane requirements for the destination countries.
Our Ecoservices segment is mostly regional due to shipping costs and our customer integration requirements. Our network of facilities is concentrated in the Gulf Coast and the state of California, where more than 60% of the United States refining capacity is located. The strategic locations of our plants in these key refining regions contribute to our highly efficient supply chain networks with our customers, including in some cases captive pipelines connecting us to our refinery customers. Alternatively, product can be shipped by barge, rail and truck.
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
Our end-to-end regeneration service offering takes the spent acid from the refinery, through our network of plants and transportation systems, and recycles the acid into high strength fresh acid for reuse in the alkylation process. Because of the number and strategic locations of our plants, and the breadth of our transportation logistics, we believe we bring the highest reliability and flexibility to our refining customers, allowing them to focus on their core competency by optimizing their alkylation capacity.
Virgin sulfuric acid is created either through the burning of sulfur in furnaces, or as a by-product of other industrial processes, primarily the smelting of copper and other base metals. Our sulfur derived, high quality virgin sulfuric acid products supply a diverse set of end uses. Sulfur derived acid is generally considered to be of higher purity and quality than smelter-produced acid and, as a result, smelter-produced acid is not suitable for some industrial users including several of our larger customers who require higher quality and differentiated sulfuric acid products, such as super-saturated sulfuric acid (oleum). Virgin sulfuric acid is produced at all of our facilities utilizing the same production equipment as our regeneration services.

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
Manufacturing
We produce regenerated sulfuric acid and virgin sulfuric acid through our furnace operations. Regenerated sulfuric acid is produced by thermally decomposing the spent acid in our furnace into a clean gas stream which is converted into sulfuric acid. Virgin sulfuric acid is produced by burning sulfur and certain sulfur-rich components at high temperatures within a furnace to create a gas stream. The chart below summarizes the manufacturing platform for our Ecoservices segment.
Ecoservices Manufacturing Platform

Catalyst Technologies
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
Our product groups include Silica Catalysts and Zeolite Catalysts. Zeolite Catalyst products are sold through the Zeolyst Joint Venture.

Silica Catalysts supplies both the finished catalyst and catalyst supports, which are critical catalyst components for the production of HDPE, a high strength and high stiffness plastic used in bottles, containers, and molded applications and LLDPE used predominately for films. We also produce a catalyst that is used globally for the production of MMA, the monomer for acrylic engineering resins, a clear scratch-resistant plastic used in sheet or molded form to replace glass and as a durable surface coating. Because these catalysts are highly technical and customized for our customers to produce resins with specific properties, they are often covered under long-term supply agreements and, in some cases, we are a customer’s sole source supplier. In addition, we produce silica anti-blocking products that are used to prevent opposite faces of polyethylene and polyester films from adhering to one another during manufacturing and in use.
The Zeolyst Joint Venture, (formed in 1988 specifically as Zeolyst International and Zeolyst C.V., our 50% owned joint venture with Shell Catalysts & Technologies, an affiliate of Royal Dutch Shell plc. or “Shell”), supplies critical high technology specialty zeolite and zeolite-based catalysts to customers in three end uses: refining (primarily hydrocracking catalyst and dewaxing), petrochemicals, and emission control systems for both on-road and non-road diesel engines. We also supply custom zeolites to catalyst companies who compete in similar industries. The Zeolyst Joint Venture leverages each partner’s technology and production expertise, including Shell’s expertise in hydrocracking catalyst to maximize liquid product yields, especially distillate while at the same time removing sulfur, and Ecovyst’s expertise in zeolite technology. We also believe the Zeolyst Joint Venture is a first mover in zeolite fuels and emissions control technology and we expect continued expansion as environmental emissions standards increase globally.
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
Competition
Our Silica Catalysts product group primarily competes with W.R. Grace. The Zeolyst Joint Venture competes with global catalyst producers such as W.R Grace, BASF, UOP, Axens, and Haldor Topsoe, while at the same time providing many of them customized zeolite solutions for their product offerings. Some direct competition with niche companies exists, including competitors such as Tosoh and Clariant. We typically compete on the basis of performance, product consistency, reliability, and responsiveness to changes in customer demand.
Manufacturing
We manufacture our catalyst products using sodium silicate to make specialty zeolite and silica products. These zeolites and silicas are either used directly to produce catalysts or are sold as precursors to other catalyst manufacturers.

The chart below summarizes the manufacturing platform for our Catalyst Technologies segment.

Silica Catalysts Manufacturing Platform

Zeolyst Joint Venture Manufacturing Platform

End Uses
Products
Precursors
Raw Materials
Precursors
Products
End Uses
From Performance Chemicals:
Sodium Silicate Liquids
Purchased Raw Materials:
Silica Sol
(from sodium silicate)
Alumina Trihydrate
Organic Template
Aluminosilicate
Nickel, Tungsten,
Molybdenum, Cobalt
Alumina Binder
Precious Metal
(Pt, Pd)
Sodium Aluminate
Aluminum Sulfate
Sodium Aluminate
Aluminum Sulfate
Specialty
Zeolites
Specialty
&
Custom
Catalysts
Hydrocracking
Zeolites
Hydrocracking
Catalysts
Emission
Control
Custom
Applications
Refining
Petrochemical
Refining

Raw Materials
Our products are predominantly inorganic and carbon-free, and are produced from readily available raw materials such as industrial sand and caustic soda, which prices have historically been less volatile than oil. We also use natural gas in our manufacturing process, with our North American facilities benefiting from the plentiful supplies of shale gas. In addition, we have long-term supply relationships with many of our key raw materials suppliers. We have also been able to mitigate the impact of raw material or energy price volatility using a variety of mechanisms, including cost pass-through clauses in our sales contracts and other adjustment provisions.
We are able to negotiate our supply agreements for our key raw materials based on our leading industry position and global scale in an effort to achieve competitive pricing. We also maintain a raw material quality audit and qualification program designed to ensure that the material we purchase satisfies stringent quality requirements. Key raw materials for our segments include:

Key Raw Materials	Segments

Sodium hydroxide ("caustic soda")	Ecoservices
Sulfur	Ecoservices
Sodium silicate	Catalyst Technologies
While natural gas is not a direct feedstock for any individual product, we use natural gas powered furnaces to heat raw materials and create the chemical reactions necessary to manufacture our products. We maintain multiple suppliers wherever possible and we seek to hedge our exposure to fluctuations in prices for natural gas, forward purchases of natural gas and the use of pass-through clauses for raw material and natural gas costs in our customer contracts. However, we may not be successful in passing through all increases in raw material costs or maintaining an uninterrupted supply of natural gas for all of our furnaces. See “Risk Factors-Risks Related to Our Business — If we are unable to pass on increases in raw material prices, including natural gas, to our customers or to retain or replace our key suppliers, our results of operations and cash flows may be negatively affected”.
Zeolyst Joint Venture
The Zeolyst Joint Venture is a long-standing partnership with Shell Catalysts & Technologies, an affiliate of Royal Dutch Shell plc. or “Shell”, that dates back to 1988 and is focused on the development, manufacture and sale of zeolite-containing catalysts through manufacturing facilities located in Kansas and the Netherlands. We combine our expertise in zeolite supply and technology with our partner’s expertise in global refinery catalyst sales and technology. We have a 50% ownership stake in the Zeolyst Joint Venture. We produce specialty zeolites that are precursors for the production of hydrocracking catalyst and other refinery and petrochemical catalysts that are used by our other segments and sold to third parties. We manage the production of these specialty zeolites due to our expertise in zeolite production. These catalysts include aromatic catalysts that upgrade aromatic by-product streams, dewaxing catalysts that improve lube oil performance and diesel cold flow performance, and paraffin isomerization catalysts that upgrade olefins to high octane gasoline blending components for refinery and petrochemical customers.
Research and Development
We benefit from the highly-skilled technical capabilities of our employees dedicated to new product development. We operate two research and development facilities in the United States and the United Kingdom. Our research and development activities are directed toward the development of new and improved products, processes, systems and applications for customers. Our research and development team is organized to support each of our operating businesses and staffed with experienced scientists, technical service representatives and process engineers with direct knowledge of our products. This business group and customer-oriented team structure provides strong links between our product development and manufacturing functions and our customer collaboration and specifications. These connections enable us to focus our development on timely and relevant products for our customers while remaining attentive to manufacturing considerations to enable us to produce new products profitably and in a timely manner. Product development activities are organized into research and development projects that are subject to regular reviews by the business teams in order to understand and address our customers’ evolving needs and invest in our growth by prioritizing innovation driven by these identified needs. In addition, we hold senior-level project reviews to ensure best practices are shared and consistent metrics are used to determine a project’s merit and the size of the potential opportunity.

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
We own or have rights to a number of patents relating to our products and processes. As of December 31, 2021, we owned 20 patented inventions in the United States, with approximately 166 patents issued in countries around the world and approximately 41 patent applications pending worldwide covering more than 4 additional inventions. As of December 31, 2021, we also had trademark rights in approximately 21 trademark registrations worldwide, including approximately 3 U.S. trademark registrations. We also have approximately 20 pending trademark applications, which include applications in the United States and worldwide. In addition to our registered and applied-for intellectual property portfolio, we also claim ownership of certain trade secrets and proprietary know-how developed by and used in our business. Including our joint ventures, we are party to certain arrangements whereby we license in the right to use certain intellectual property rights in connection with our business.
Seasonality
Our Ecoservices segment typically experiences seasonal fluctuations as a result of higher demand for gasoline products in the summer and lower demand in the winter months. These demand fluctuations results in higher sales and working capital requirements in the second and third quarters.
Sustainability Overview
Sustainability is intertwined with our daily business and is reinforced through our strategy and values. We strive to create sustainable products that are safe for the environment, reduce waste and increase efficiencies for our customers and stakeholders. We believe that our products contribute to lower emissions and cleaner air, advance the global transition to clean energy, support the circular plastics economy and ensure clean, purified drinking water. We are committed to creating environmentally responsible products that we believe make a difference in people’s daily lives and for our planet.
While offering products and services that help our customers to advance their own sustainability goals, we also work to advance our commitment to maintain sound environmental, social and governance (“ESG”) practices, policies and procedures. For example, in 2021 we:
•Elevated the position of Vice President – Health, Safety, Environment and Sustainability to an executive-level management position that now reports directly to our Chairman, President and CEO;
•Created an executive-level ESG Leadership Team, which is led by our Chairman, President and CEO, to oversee the company’s sustainability goal-setting and efforts to achieve the established goals;

•Developed and announced a series of sustainability goals with respect to greenhouse gas emissions, waste management and reduction, product sustainability/R&D investment and company certifications by 2025 and 2030;
•Undertook a review of our internal policies and procedures to identify and implement additional improvements in a number of areas, including health, safety and environmental (“HSE”) performance; commitment to diversity, inclusion and human rights both within our company and in our supply chain; and ethical and lawful business practices;
•Implemented a corporate-wide sustainability software platform, which we plan to utilize as an internal, real-time sustainability performance dashboard to enable improved analytics and greater visibility into our sustainability impacts;
•Achieved record performance in our flagship HSE Perfect Days program, which targets at-risk behaviors and celebrates positive health, safety and environmental performance across the organization on a daily basis. We achieved a 91% Perfect Days performance across the company in 2021, mirroring our 2020 performance and a vast improvement since the program started in 2018;
•Achieved a Silver Sustainability Score from EcoVadis, a third-party sustainability evaluation company, prior to the sale of Performance Chemicals. The Silver Score from EcoVadis places us in the 91st percentile of all companies ranked by EcoVadis in our sector group; and
•Concluded 2021 with no material environmental and safety incidents.

The sections that follow provide some highlights of our environmental, social, and governance programs and procedures.
Environmental Stewardship. Our products and technologies continue to address our customers’ sustainability challenges, tightening global regulatory standards and changing consumer preferences. In our Ecoservices segment, we provide sulfuric acid regeneration services that avoid significant landfill or deep well disposal while enabling the manufacture of cleaner and efficient fuels. In our Catalyst Technologies segment, our zeolite catalysts are used for cleaner air applications and our silica catalysts are key for light weighting and plastics recycling. Our innovation investment ratio on new sustainable products has gone from 60% in 2015 to 85% in 2021.
As part of our sustainability commitment regarding our own operations, we apply the principles of the Environmental Management standard of the International Organization for Standardization (ISO 14001) at our facilities throughout the world. For chemical facilities in the United States, we also adhere to the Responsible Care® RC14001 Technical Specifications of the American Chemistry Council (“ACC”).
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
We also have a strong health, safety and environmental organization staffed by professionals who are responsible for environmental, safety, health and product regulatory compliance. Our HSE organizational structure features executive management level leadership, active oversight by our Board and dedicated environmental experts on staff. We have Regional HSE Specialists and Managers who are embedded in the field and provide HSE expertise and support to operating sites. Certain, larger sites may have dedicated environmental or safety personnel.
As an ACC Responsible Care® member company, we continue to monitor and report our health, safety, and environmental metrics annually. Our sustainability metrics, including waste generation and water consumption for 2018 and 2019, were third party assured for the first time in 2020. In 2021, we reviewed our 2020 sustainability metrics and successfully underwent third party verification of this data as well. We expect to include the assured 2020 data on our web-site and in our next Sustainability Report, which we expect to publish in the second quarter of 2022.
We also have established a Product Safety and Product Stewardship management system that is compliant with the RC14001 technical specification and is supported by a highly skilled Product Stewardship Manager. We conduct Product

Stewardship reviews as part of new product development and routinely evaluate product safety risk for raw materials, intermediates, and finished products.
Social Responsibility, including human capital discussions. We seek to act in a socially responsible manner through our various HSE programs as described above, our commitment to building a diverse and inclusive workforce, engagement with and support for the communities where we live and work, and advancement of socially responsible business practices through partnerships and other industry frameworks.
We are committed to providing equal employment opportunities for all employees and applicants for employment, and does not discriminate on the basis of race, color, religion, sex, sexual orientation, pregnancy, gender identity and expression, national origin, disability, age (40 or above), ancestry, genetic information, marital status, veteran status or any other classification protected by law. This commitment applies to all terms and conditions of employment including recruiting, hiring, placement, advancement, training, transfer, demotion, lay off and recall, termination, compensation and benefits.
It is our policy to comply with all applicable laws and regulations in each jurisdiction in which we operate in order to provide appropriate working conditions for our colleagues. This means that we comply with applicable laws regarding the employment relationship including those that (1) prohibit child labor, (2) set acceptable working conditions and working hours, (3) provide for fair wages, including minimum wages and overtime, (4) prohibit forced or bonded labor, (5) permit freedom of association and collective bargaining, and (6) prohibit discrimination, harassment and other forms of degrading or inhumane treatment. Using tools such as our Supplier Code of Conduct and contractual provisions, we also hold our business partners to these same standards.
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
We benefit from our talented, dedicated and diverse employee population. As of December 31, 2021, we had 883 employees worldwide, of which 766 were employed in the United States and the remainder outside of the United States. Further, at December 31, 2021, approximately 25% of our U.S.-based executives, managers and professionals were females and 16% were non-white males. As of December 31, 2021, approximately 35% of our employees were represented by a union, works council or other employee representative body. We believe we have good relationships with our employees and their respective works councils, unions or other bargaining representatives.
This international strength, supported by our core values of integrity and fairness, fosters a rich culture founded on diversity of thought. We firmly believe that success is achieved through the intellect and commitment of our people, so we employ a long-term human capital program to attract, retain and develop talent for the future. We are proud of our highly collaborative teams that enable an inclusive workplace where employees are encouraged to bring their own experiences to promote innovation from all levels of the organization. This constructive work environment has been re-enforced with the recent implementation of a fully integrated on-line performance management process that improves the communication of aligned goals, encourages consistent feedback and furthers employee engagement. Today, there are women on the management teams of each of our businesses as well as in all our functions: R&D, Finance, HSE and Human Resources.

While the continuing COVID-19 pandemic has limited the opportunities for in-person engagement in our communities, our sites continued to work to have a positive impact in the communities in which we operate. For example, in 2021 (a) our office in The Woodlands, Texas delivered donated board games, blankets, and other goods to the Montgomery County Community Action Center and also donated canned gods and packed Thanksgiving boxes at the Montgomery County Assistance Center, (b) our Houston, Texas plant made a food donation to a local church, (c) our Hammond, Indiana plant conducted a toiletry drive for needy people, and (d) our Baytown, Texas plant delivered turkeys to a local elementary school to be delivered to local families in need and also performed volunteer hours at the local chamber of commerce in support for a holiday “Cards for Troops” initiative.
Governance. We maintain and consistently reinforce within our organization a series of policies and practices designed to ensure that decisions made on behalf of our company are properly made and executed. Our governance programs and policies start with a strong tone at the top and are summarized in our Executive Statement on Ethics and Compliance, which has been issued by our Chairman, President and CEO and our Chief Compliance Officer and distributed throughout the organization.
The principles set forth in the Executive Statement are codified in our Code of Conduct, which sets forth the legal and ethical standards to which our employees must adhere, including (a) acting with integrity, (b) avoiding actual or apparent conflicts of interest, (c) complying with the rules and regulations of federal, state, provincial, local governments, and other appropriate regulatory agencies, (d) complying with all rules and regulations prohibiting fraud, bribery, corrupt practices, anti-competitive activities and trading with embargoed persons and countries, (e) complying with all company policies and procedures, and (f) actively promoting ethical behavior in the workplace. We provide annual training on our Code of Conduct to all our global employees and have enhanced our delivery with online learning modules.
Our governance programs and policies can be found in the Company’s Ethics section of the sustainability webpages, which is routinely updated and includes a description of our enterprise risk management program and our policies on child labor, human trafficking, anti-harassment, antibribery, and cyber security all of which are evaluated by third-parties, including EcoVadis. In addition, the investors pages of our website contain additional materials regarding our corporate governance process, including our Board committee charters, our corporate governance guidelines, our Code of Conduct, our Supplier Code of Conduct and other documents.
Our 2021 EcoVadis Assessment scored our Ethics response in the top 1% of companies EcoVadis rated in our sector category, the manufacture of basic chemicals, fertilizers and nitrogen compounds, plastics and synthetic rubber in primary forms.
Additional Sustainability Information: Further information about our sustainability programs can be found on our web site at https://www.ecovyst.com/sustainability/. The information available at our sustainability web site includes our inaugural sustainability report, our sustainability goals (and how such goals map to the UN Sustainable Development Goals), materiality matrix, letters of assurance, Global Reporting Initiative (GRI) Disclosure and Sustainability Accounting Standards Board (SASB) Index, our HSES Policy Statement, our Corporate Code of Conduct, our Human Rights Policy Statement, a description of our Ethics & Compliance Complaint and Review Process and our Labor Policy. The further information contained on our web-site is not incorporated herein by reference and is not a part of this Annual Report on Form 10-K.
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
Environmental Remediation. Environmental laws and regulations require mitigation or remediation of the effects of the disposal or release of chemical substances. Under some of these regulations, as the current or former owner or operator of a property, we could be held liable for the costs of removal or remediation of hazardous substances on or under the property, without regard to whether we knew of or caused the contamination, and regardless of whether the practices that resulted in the contamination were permitted at the time they occurred. Many of our current or former production sites have an extended history of industrial use, and it is impossible to predict precisely what effect these laws and regulations will have on us in the future. Soil and groundwater contamination requiring investigation and remediation has been discovered at some of the sites, and might occur or be discovered at other sites. Several active and former facilities currently are undergoing investigation and remediation, including sites in Dominguez, CA and Martinez, CA.
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
We also have implemented a HSE organizational structure with executive committee level leadership and dedicated environmental experts. We have Regional HSE Specialists and Managers who are embedded in the field and provide HSE expertise and support to operating sites. Certain, larger sites may have dedicated environmental or safety personnel.

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
Available Information
Our website address is www.ecovyst.com. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (“Exchange Act”), as well as reports on Forms 3, 4 and 5 filed pursuant to Section 16 of the Exchange Act, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet website, http://www.sec.gov, which contains reports, proxy and information statements, and other information regarding our Company and other issuers that file electronically with the SEC. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.
Our Corporate Governance Guidelines, Code of Business Conduct and the charters of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Health, Safety and Environment Committee of our Board of Directors are also available on our website and are available in print to any shareholder upon request by writing to Ecovyst Investor Relations, 300 Lindenwood Drive, Malvern, PA 19355. In accordance with SEC rules, we intend to disclose any amendment (other than any technical, administrative or other non-substantive) to the Code of Business Conduct, or any waiver of any provision thereof with respect to any of our executive officers, on our website within four business days following such amendment or waiver.

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
We have operations in several countries, including manufacturing sites, research and development facilities, sales personnel and customer support operations. As of December 31, 2021, we operated 10 manufacturing facilities. For the year ended December 31, 2021, our foreign subsidiaries accounted for 6% of our sales. Our operations are affected directly and indirectly by global regulatory, economic and political conditions, including:
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
We sell catalysts and services that are used in manufacturing processes and as components of, or ingredients in, other products and, as a result, our sales are correlated with and affected by fluctuations in the level of industrial production and manufacturing output and by fluctuations in general economic activity. Demand for the products we manufacture often depends on trends in demand in the end uses our customers serve. General economic conditions and macroeconomic trends, including economic recessions and inflation, could affect overall demand for our products and any overall decline in such demand could significantly reduce our sales and profitability. In addition, volatility and disruption in financial markets could adversely affect our sales and results of operations by limiting our customers’ ability to obtain the financing necessary to maintain or expand their own operations. For example, the ongoing COVID-19 pandemic and the associated economic downturn affected our financial results during 2020, and the prolonged continuation of the COVID-19 pandemic could result in a sustained or further economic downturn that may continue to affect our operations and financial results.
Exchange rate fluctuations could adversely affect our financial condition, results of operations and cash flows.
As a result of our international operations, for the year ended December 31, 2021, we generated 6% of our sales and associated expenses in currencies other than U.S. dollars. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. The main currencies to which we are exposed, besides the U.S. dollar, are the Euro and the British pound. The exchange rates between these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so in the future. In many cases, we sell exclusively in those jurisdictions and do not have the ability to mitigate our exposure to currency fluctuations through our operations. Accordingly, to the extent that we are unable to match sales made in such foreign currencies with costs paid in the same currency, exchange rate fluctuations could adversely affect our financial condition, results of operations and cash flows. In the past, we have experienced economic loss and a negative impact on earnings as a result of foreign currency exchange rate fluctuations and any future fluctuations may have similar impacts. We expect that the amount of our sales denominated in non-U.S. dollar currencies may increase in future periods. Given the volatility of exchange rates, there can be no assurance that we will be able to effectively manage our currency transaction risks or that any volatility in currency exchange rates will not have a material adverse effect on our financial condition or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”
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
In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act (“UKBA”). The FCPA prohibits us from providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment, and requires us to maintain adequate record-keeping and internal accounting practices to accurately reflect our transactions. As part of our business, we may deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA and UKBA. In addition, some of the international locations into which we sell our products lack a developed legal system and have elevated levels of corruption. As a result, we are exposed to the risk of violating anti-corruption laws.
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
Many of the products that we sell are used in manufacturing processes and/or to produce other products and, as a result, changes in our customers’ end products or processes or alternative technologies may enable our customers to reduce or eliminate consumption or use of our products. Additionally, shifting consumer preference could result in a significant reduction in the future use of fossil fuels, which would have a negative impact on our zeolite catalysts and Ecoservices businesses. If we are unable to respond appropriately to such new developments, such changes could seriously impair our ability to profitably market certain of our products.
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
We purchase significant amounts of raw materials, including precursor products in our Catalyst Technologies business and sulfur in our Ecoservices business, and we purchase significant amounts of natural gas to supply the energy required in our production process. The cost of these raw materials represents a substantial portion of our operating expenses and our results of operations have been, and could in the future be, significantly affected by increases in the costs of such raw materials. In addition, we obtain a significant portion of our raw materials from certain key suppliers. If any of those suppliers is unable to meet its obligations under current supply agreements, we may be forced to pay higher prices to obtain the necessary raw materials. Furthermore, if any of the raw materials that we use become unavailable within the geographic area from which we currently source them, we may not be able to obtain suitable and cost-effective substitutes. Any interruption of supply or any price increase of raw materials could adversely affect our profitability.

While we attempt to match raw material price increases with corresponding product price increases, our ability to pass on increases in the cost of raw materials to our customers is, to a large extent, dependent upon our contractual arrangements and market conditions. There may be periods of time during which we are not able to recover increases in the cost of raw materials due to our contractual arrangements or weakness in demand for, or oversupply of, our products. Specifically, timing differences between price adjustments of raw materials and adjustments to our product prices, which in many cases are adjusted quarterly or less often, have had and may continue to have a negative effect on our profitability. Even in periods during which raw material prices decline, we may suffer decreasing profits if customers seek relief in the form of lower sales prices or if the raw material price reductions occur at a slower rate than decreases in the selling prices of our products. Such volatility can result in commercial disputes with customers and suppliers with respect to interpretations of complex contractual arrangements, the adverse resolution of which could reduce our profitability.
In the past, we have entered into long-term supply contracts for certain of our raw materials. As these contracts expire, we may not be able to renegotiate or enter into new long-term supply contracts that will offer similar protection from price increases and other fluctuations on terms that are satisfactory to us or at all.
We face substantial competition in the industries in which we operate.
Our Catalyst Technologies segment primarily competes with other global producers in the petrochemicals and refining industries such as W.R. Grace, BASF, UOP, and Albemarle, as well as other niche competitors such as Tosoh, Axens, and Haldor Topsoe. We compete in the North American refining services industry with competitors such as Chemtrade and Veolia. We believe that we typically compete on the basis of performance, product consistency, quality, reliability, and ability to innovate in response to customer demands.
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
A loss of any significant customer, including a pipeline customer, or a decrease in the provision of products to any significant customer could have an adverse effect on our business until alternative arrangements are secured. Any alternative arrangement to replace the loss of a customer could result in increased variable costs relating to product shipment. In addition, any new customer agreement we enter into may not have terms as favorable as those contained in our current customer agreements, which could have a material adverse effect on our business, financial condition and results of operations. For the year ended December 31, 2021, our top ten customers represented approximately 41% of our sales (including our proportionate 50% share of sales attributable to the Zeolyst JV) and one single customer represented 11% or $78.5 million of our sales in both Ecoservices and Catalyst Technologies.
Refineries, which represent a sizable subset of our Ecoservices segment customer base, have undergone significant consolidation and additional consolidation is possible in the future. Such consolidation could further increase our reliance on a small number of customers and further increase our customers’ leverage over us, resulting in downward pressure on prices and an adverse effect on our profitability.
Multi-year customer contracts in our Ecoservices segment are subject to potential early termination and such contracts may not be renewed at the end of their respective terms.
Many of the customer contracts in our Ecoservices segment are multi-year agreements. Sulfuric acid regeneration customer contracts are typically on five- to ten-year terms and virgin sulfuric acid customer contracts are typically on one- to five-year terms, with larger customers typically favoring longer terms. Excluding contracts with automatic evergreen provisions, approximately 50% of our sulfuric acid volume for the year ended December 31, 2021 was under contracts expiring at the end of 2022 or beyond. In addition, our sulfuric acid regeneration contracts with major refinery customers typically allow for termination with advance notice of one to two years. We cannot provide assurance that our existing contracts will not be subjected to early terminations or that our expiring contracts will be renewed at the end of their terms. If we receive a significant number of such contract terminations or experience non-renewals from key customers in our Ecoservices segment, our results of operations, financial condition and cash flows may be materially adversely affected.
Our quarterly results of operations are subject to fluctuations because the demand for some of our products is seasonal.
Our Ecoservices segment typically experiences seasonal fluctuations as a result of higher demand for gasoline products in the summer months. Because of the seasonality of some of our product groups, the results for any one quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full year.
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
Even though we are generally a materials and services supplier rather than a manufacturer of finished goods, the sale of our products involves the risk of product liability claims and voluntary or government-ordered product recalls. For example, certain of the products that we manufacture are used in chemical manufacturing process in our customers’ manufacturing operations and are used in and around other chemical manufacturing facilities and other locations where personal injury or property damage may occur. While we attempt to protect ourselves from product liability claims and exposures through our adherence to standards and specifications, quality control and assurance and through contractual negotiations and provisions, there can be no assurance that our efforts will ultimately protect us from such claims. A product liability claim or voluntary or government-ordered product recall could result in substantial and unexpected expenditures, affect customer confidence in our products and divert management’s attention from other responsibilities. A product recall or successful product liability claim or series of claims against us in excess of our insurance coverage and for which we are not otherwise indemnified could have a material adverse effect on our business, financial condition, results of operations or cash flows. We have product liability insurance in amounts that we believe are adequate to cover this product liability risk. However, our insurance may not provide adequate coverage against all potential liabilities, including product recall liabilities. If a claim is brought against us, we might be required to pay legal and other expenses to defend the claim, as well as pay uncovered damage awards resulting from a claim brought successfully against us and these damages could be significant and have a material adverse effect on our financial condition. Furthermore, whether or not we are ultimately successful in defending any such claims, we might be required to direct significant financial and managerial resources to such defense and adverse publicity is likely to result.

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
We have in the past been and currently are the subject of investigations and enforcement actions pursuant to environmental laws, including the Clean Air Act. Some of these matters were resolved through the payment of significant monetary penalties and a requirement to implement corrective actions at our facilities. For instance, we remain subject to a 2007 Consent Decree that resolves certain alleged Clean Air Act violations at our seven Ecoservices operating locations involving New Source Review, Prevention of Significant Deterioration and New Source Performance Standard obligations under the U.S. federal rules for the pollutants sulfur dioxide and sulfuric acid mist. The Consent Decree required Solvay (the owner at the time) to pay a $2 million penalty and spend approximately $34 million on air pollution controls at our facilities, the majority of which was received from customers in contractual arrangements. Work under the Consent Decree has proceeded since 2007, and we believe that all of the significant capital improvements related to the Consent Decree have been completed. One of our operating locations has been released from the scope of the Consent Decree and we are seeking release of the other locations covered by the Consent Decree.
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
Our facilities have an extended history of industrial use, and soil and groundwater contamination exists at some of our sites. As of December 31, 2021, we had current investigation, remediation or monitoring obligations at several of our current or former sites, including Dominguez, California and Martinez, California. As of December 31, 2021, we had established reserves of approximately $0.7 million to cover anticipated expenses at these sites, all of which have reached relatively mature stages of either the investigation, remediation or monitoring process. Actual costs to complete these projects may exceed our current estimates.
As of December 31, 2021, our total reserves associated with environmental remediation and enforcement matters were $0.7 million. In addition to the ongoing remediation and monitoring activities discussed above, there is risk that the long-term industrial use at our facilities may have resulted in, or may in the future result in, contamination that has yet to be discovered, which could require additional, unplanned investigation and remediation efforts by us for which no reserves have been established, potentially without regard to whether we knew of, or caused, the release of such contaminants. Discovery of additional or unknown conditions at our facilities could have an adverse impact on our business by substantially increasing our capital expenditures, including compliance, investigation and remediation costs. Such environmental liabilities attached to our properties, or for properties that we are otherwise responsible for, could have a material adverse effect on our results of operations or financial condition.

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
If disruptions at our manufacturing facilities or in our distribution channels occur, alternative options with sufficient capacity or capabilities may not be available, may cost substantially more or may require significant time to start production or distribution. Any of these scenarios could negatively affect our business and financial performance. If one of our manufacturing facilities or distribution channels is unable to produce or distribute our products for an extended period of time, our sales may be reduced by the shortfall caused by the disruption and we may not be able to meet our customers’ needs, which could cause them to seek other suppliers. Furthermore, to the extent a production disruption occurs at a manufacturing facility that has been operating at or near full capacity, the resulting shortage of our product could be particularly harmful because production at the manufacturing facility may not be able to reach levels achieved prior to the disruption. Such risks are heightened in our Ecoservices segment, which has operations and customers primarily located in the Gulf Coast, which is susceptible to a heightened risk of hurricanes, and Northern California, which is susceptible to a heightened risk of earthquakes. For example, in August 2017 we shut down our Ecoservices’ Houston and Baytown facilities in coordination with our refinery partners in anticipation of Hurricane Harvey. The operational interruption at these facilities negatively impacted our sales in 2017 by approximately $7.7 million.
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
We may selectively pursue complementary acquisitions, such as the Chem32 acquisition, and joint ventures, such as the Zeolyst Joint Venture, each of which inherently involves a number of risks and presents financial, managerial and operational challenges, including:
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
Effective on August 1, 2021, we completed the sale of our Performance Chemicals business to Cerberus Capital Management, L.P. and Koch Mineral & Trading LLC for a purchase price of $1.1 billion, which was subject to certain adjustments including for indebtedness, cash, working capital and transaction expenses at the closing of the transaction.
Our joint ventures may not operate according to their business plans if our partners fail to fulfill their obligations or differences in views among our partners results in delayed decisions or failures to agree on major issues, which may adversely affect our results of operations and force us to dedicate additional resources to these joint ventures.
We currently participate in a joint venture relating to the Zeolyst International business and may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties and we sometimes have joint and several liability with our joint venture partners. If our joint venture partners do not fulfill their obligations, or if differences in views among the joint venture participants results in delayed decisions or failures to agree on major issues, the affected joint venture may not be able to operate according to its business plan. For example, the Zeolyst Joint Venture is structured as a general partnership in which we are equal partners with Shell Catalysts & Technologies, an affiliate of Royal Dutch Shell plc. or “Shell”. Accordingly, we do not control the Zeolyst Joint Venture and cannot unilaterally undertake strategies, plans, goals and operations or determine when cash distributions will be made to us. Furthermore, we are liable on a joint and several basis with Shell Catalysts & Technologies, an affiliate of Royal Dutch Shell plc. or “Shell” for all of the partnership’s liabilities if it does not have sufficient assets to satisfy such liabilities. Such factors may adversely affect our results of operation and force us to dedicate additional and unexpected resources to our joint ventures.

Our failure to protect our intellectual property rights could adversely affect our future performance and growth.
Protection of our proprietary processes, methods, compounds and other technologies is important to our business. We depend upon our ability to develop and protect our intellectual property rights to distinguish our products from those of our competitors. Failure to protect our existing intellectual property rights may allow our competitors to copy our products and may result in the loss of valuable proprietary technologies or other intellectual property. Failure to protect our innovations and trademarks by securing intellectual property rights could also result in our having to pay other companies for infringing on their intellectual property rights. We rely on a combination of patent, trade secret, trademark and copyright law as well as regulatory and judicial enforcement to protect such technologies and trademarks. In addition, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. As of December 31, 2021, we owned 20 patented inventions in the United States, with approximately 166 patents issued in countries around the world and approximately 41 patent applications pending worldwide covering more than 4 additional inventions. Some of these patents are licensed to others. In addition, we have acquired certain rights under patents and inventions of others through licenses. Should any of these licenses granted to us by third parties terminate prior to the expiration of the licensed intellectual property, we would need to cease using the licensed intellectual property, and either develop or license alternative technologies. In such a case, there can be no assurance that alternative technologies exist or that we would be able to obtain such a license on favorable terms.
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
The non-GAAP financial information included in this Form 10-K includes information that we use to evaluate our past performance, but should not be considered in isolation or as an alternative to measures of our performance determined under GAAP.
Because our operations are conducted through our subsidiaries and joint ventures, we are dependent on the receipt of distributions and dividends or other payments from our subsidiaries and joint ventures for cash to fund our operations and expenses, including to make future dividend payments, if any.
Our operations are conducted through our subsidiaries and joint ventures. As a result, our ability to make future dividend payments, if any, is dependent on the earnings of our subsidiaries and joint ventures and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Payments to us by our subsidiaries and joint ventures will be contingent upon our subsidiaries’ or joint ventures’ earnings and other business considerations and may be subject to statutory or contractual restrictions. We have not and do not currently intend to pay regular dividends on our common stock in the foreseeable future; however, we paid a special cash dividend in December 2020 and in August 2021 that was financed with the cash proceeds from our sale of our Performance Materials and Performance Chemicals businesses, respectively. To the extent that we determine in the future to pay dividends on our common stock, the agreements governing our outstanding indebtedness significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us.
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
We performed our annual impairment test on goodwill on October 1, 2021, and determined there was no goodwill impairment.

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
We maintain defined benefit pension plans covering employees who meet age and service requirements. While most of our plans have been frozen, our net pension liability and cost is materially affected by the discount rate used to measure pension obligations, the longevity and actuarial profile of our workforce, the level of plan assets available to fund those obligations and the actual and expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, particularly equity securities, or in a change in the expected rate of return on plan assets. Assets available to fund the pension and other postemployment benefit obligations of our plans as of December 31, 2021 were approximately $82.9 million, or approximately $4.2 million less than the measured pension benefit obligation on a GAAP basis. In addition, any changes in the discount rate could result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost in the following years.
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
We also provide certain health care and life insurance benefits to a group of retirees in the United States who retired prior to the date on which these benefit programs were frozen. Current employees are not eligible for any post-retirement health care or life insurance benefits. Costs of these other post-employment benefit plans are dependent upon numerous factors, assumptions and estimates.

Risks Related to our Indebtedness
Our substantial level of indebtedness could adversely affect our financial condition.
We have substantial indebtedness, which, as of December 31, 2021, totaled approximately $895.5 million. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences, including:
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
LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Our senior secured term loan facilities and asset-based revolving credit facility use LIBOR as a reference rate such that the interest due to our creditors under those facilities is calculated using LIBOR. As of December 31, 2021, we had approximately $895.5 million of debt outstanding that was indexed to LIBOR. In addition, we have entered into a LIBOR-based interest rate caps to manage our exposure to interest rate movements resulting from changes in the benchmark interest rate of LIBOR. The interest rate cap agreements extend from July 2020 through July 2022 on $500.0 million of notional variable-rate debt and from August 2020 through August 2023 on $400.0 million of notional variable-rate debt. In January 2022, the Company entered into two new interest rate cap agreements, with notional amounts of $250.0 million each and with terms for one of the interest rate caps from August 2022 through October 2024 and the term for the other from September 2023 through October 2025.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The Financial Conduct Authority later announced that LIBOR may continue for legacy contracts until June 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has recommended the Secured Overnight Finance Rate, or SOFR, as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market. There can be no assurance that rates linked to SOFR or associated changes related to the adoption of SOFR will be as favorable to us as LIBOR and may result in an effective increase in the applicable interest rate on our current or future debt obligations, including our credit agreements and/or interest rate cap agreements, which may result in interest rates and/or payments that do not correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form.
Risks Related to our Common Stock
CCMP and INEOS continue to have significant influence over us, which could limit your ability to influence the outcome of key transactions, including a change of control.
As of December 31, 2021, investment funds affiliated with CCMP beneficially owned approximately 34% of our outstanding common stock and INEOS beneficially owned approximately 18% of our outstanding common stock. For as long as affiliates of CCMP and INEOS continue to beneficially own a substantial percentage of the voting power of our outstanding common stock, they will continue to have significant influence over us. For example, they will be able to strongly influence or effectively control the election of all of the members of our board of directors and our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of additional indebtedness, the issuance of any additional shares of common stock or other equity securities, the repurchase or redemption of shares of our common stock and the payment of dividends.
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
As of December 31, 2021, there were 136,938,758 shares of our common stock outstanding. Approximately 34% and 18% of our outstanding common stock is held by affiliates of CCMP and by INEOS, respectively.
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
Although we paid special cash dividends in December 2020 and August 2021, our board of directors may decide to retain future earnings, if any, for future operations, expansion and debt repayment and may not pay any special or regular dividends for the foreseeable future. Any decision to declare and pay special or regular dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our credit facilities and outstanding notes. See “Because our operations are conducted through our subsidiaries and joint ventures, we are dependent on the receipt of distributions and dividends or other payments from our subsidiaries and joint ventures for cash to fund our operations and expenses, including to make future dividend payments, if any.” As a result, you may not receive any return on an investment in our common stock unless you sell your common stock for a price greater than that which you paid for it.

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
As of December 31, 2021, we had 883 employees globally, approximately 35% of which were represented by a union, works council or other employee representative body. As of December 31, 2021, none of our U.S. unionized employees were covered under collective bargaining agreements that will expire on or before December 31, 2022. Failure to reach agreement with any of our unionized work groups regarding the terms of their collective bargaining agreements or annual pay increases may result in a labor strike, work stoppage or slowdown. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, many of our employees in Europe are represented by works councils that must approve any changes in conditions of employment, including salaries, benefits and staff changes, and may impede efforts to restructure our workforce. Although we believe that we have a good working relationship with our employees, a strike, work stoppage or slowdown by our employees or a dispute with our employees could result in a significant disruption to our operations or higher ongoing labor costs. In addition, our ability to make adjustments to control compensation and benefit costs, or otherwise adapt to changing business needs, may be limited by the terms and duration of our collective bargaining agreements.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.    PROPERTIES.
Our operating headquarters are located in Malvern, Pennsylvania and our primary research and development facility is in Conshohocken, Pennsylvania. As of December 31, 2021, we had 10 manufacturing facilities in 2 countries. We also had 6 administrative facilities and 2 research and development facilities located in 2 countries. Our joint ventures operated out of 2 facilities located in 2 countries.
The table below presents summary information regarding our principal manufacturing facilities as of December 31, 2021.

Location	Owned or leased	Segment(1)

Baton Rouge, Louisiana, United States	Owned	ES
Baytown, Texas, United States	Owned	ES
Dominguez, California, United States	Owned	ES
Delfzijl, The Netherlands	Owned	CAT
Hammond, Indiana, United States	Owned	ES
Houston, Texas, United States	Owned	ES
Kansas City, Kansas, United States	Owned(2)	CAT
Martinez, California, United States	Owned	ES
Orange, Texas, United States	Owned	ES
Portland, Oregon, United States	Owned	ES

(1)    ES: Ecoservices; CAT: Catalyst Technologies.
(2)    We lease a portion of the site to the Zeolyst Joint Venture.

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
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information, Holders and Dividends
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ECVT”. As of February 25, 2022, there were 54 shareholders of record of our common stock. A substantially greater number of holders of our common stock hold their shares in “street name” through banks, brokers and other financial institutions.
On August 4, 2021, our board of directors declared a special cash dividend of $3.20 per share using proceeds from the sale of the Performance Chemicals business. The dividend was paid on August 23, 2021 to our stockholders of record at the close of business on August 12, 2021.
We have not and do not currently intend to pay regular dividends on our common stock in the foreseeable future. The declaration and payment of any future dividends by our board of directors is subject to compliance with the covenants contained in the agreements governing our credit facilities, applicable law and other considerations. See Note 18 to our consolidated financial statements included in this Form 10-K for details regarding covenant restrictions on the payment of dividends under our debt agreements.
Stock Performance Graph
The graph below shows the cumulative total shareholder return of our common stock for the period from September 29, 2017 (the date our common stock began trading on the NYSE) to December 31, 2021 as compared to the cumulative total return of the Russell 2000 Total Return Index and the S&P 1500 Specialty Chemicals Index, assuming an investment of $100 made at the respective closing prices on September 29, 2017. The information contained in the graph below is furnished and therefore not to be considered “filed” with the SEC, and is not incorporated by reference into any document that incorporates this Form 10-K by reference.

Comparison of Cumulative Total Return as of December 31, 2021
Assumes Initial Investment of $100 on September 29, 2017

$200
$150
$100
$50
September 29, 2017
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
ECVT
Russell 2000
SP 1500 Spec Chem

	9/29/2017	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
ECVT (formerly PQG)	$100	$95	$86	$100	$94	$88
Russell 2000	100	103	92	112	138	160
SP 1500 Spec Chem	100	106	99	114	137	163

ITEM 6.    [Reserved]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
We are a leading integrated and innovative global provider of specialty catalysts and services. We believe that our products, which are predominantly inorganic, and services contribute to improving the sustainability of the environment.
We conduct operations through two reporting segments: (1) Ecoservices and (2) Catalyst Technologies (including our 50% interest in the Zeolyst Joint Venture).
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
Catalyst Technologies: We are a global supplier of finished silica catalysts and catalyst supports necessary to produce high strength and high stiffness plastics used in packaging films, bottles, containers, and other molded applications. This segment includes our 50% interest in the Zeolyst Joint Venture, where we are a leading global supplier of zeolites used for catalysts that remove nitrogen oxides from diesel engine emissions as well as sulfur from fuels during the refining process.
In 2021, we served global customers across many end uses and, as of December 31, 2021, operated out of 10 strategically located manufacturing facilities.
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
Effective on August 1, 2021, we completed the sale of our Performance Chemicals business for $1.1 billion, subject to certain adjustments set forth in the agreement. We used a portion of the net cash proceeds to repay the entire Senior Secured Term Loan Facility due February 2027 of $231.4 million and the 5.750% Senior Notes due 2025 (the “Senior Notes”) of $295.0 million. The Senior Notes were redeemed at a redemption price equal to the sum of 102.88% of the principal amount of the Senior Notes plus accrued and unpaid interest to, but excluding, August 2, 2021. Additionally, our Board of Directors (the “Board”) declared a special cash dividend of $3.20 per share, paid on August 23, 2021 to shareholders of record as of the close of business on August 12, 2021. The results of operations, financial condition, and cash flows for the Performance Chemicals business are presented herein as discontinued operations. Refer to Note 4 to our Consolidated Financial Statements for additional information.
In connection with the closing of the sale of the Performance Chemicals business, we changed our name from “PQ Group Holdings Inc.” to “Ecovyst Inc.”, changed the ticker symbol of our common stock listed on the New York Stock Exchange from “PQG” to “ECVT” and rebranded our former segments from “Refining Services” to “Ecoservices” and “Catalysts” to “Catalyst Technologies.” Financial information presented herein related to the Ecoservices and Catalyst Technologies segments remains unchanged from our previously issued financial statements filed on Form 10-K for the years ended December 31, 2020, 2019 and 2018, respectively.
Impact of COVID-19 on our Business and Results
The spread of COVID-19 and variants of the virus in the United States and other parts of the world has adversely impacted economic activity and contributed to volatility in financial markets. In response to the COVID-19 pandemic, the federal government, various states, local and foreign governments have issued decrees and orders that have disrupted many businesses and implemented social distancing, travel and other restrictions. In response to these restrictions, we took a variety of actions at the onset of the pandemic, including an international travel ban, distribution of personal protective equipment to employees, and work-at-home requirements for many of our employees who were not an integral part of our manufacturing operations. We also implemented and refined our business continuity plans in an effort to minimize operational disruptions. These measures were in place as of December 31, 2021.

During the year ended December 31, 2020, we took actions to mitigate the slowdown in our business as a result of the effects of COVID-19, including adjusting our production levels to meet anticipated customer demand, reducing discretionary spending, furloughs, delaying headcount additions and deferring capital maintenance expenditures.
During the year ended December 31, 2021, as the economy began to recover from the global pandemic, the demand for most of our products and services increased. With the increased demand for our products, our businesses began to produce and sell our products to our customers consistent with pre-pandemic levels.
Operations and Supply
Our manufacturing plants require a limited number of on-site employees in order to continue to operate effectively. We have not experienced any material production issues, but have had limited and temporary shutdowns or slowdowns in some of our facilities. We have also seen limited disruptions in the availability of certain of our raw materials and other supplies, which to date have not had a material impact on production.
Coronavirus Aid, Relief and Economic Security (“CARES”) Act
On March 27, 2020, the CARES Act was signed into law. The provisions of the CARES Act provide substantial stimulus and financial assistance measures intended to mitigate the impact of the COVID-19 pandemic, including certain tax relief provisions. As permitted within the CARES Act, we began deferring payment of the employer portion of social security taxes in the second quarter and continued to defer through the end of 2020, with 50% of the deferred amount paid during the year December 31, 2021 and the remaining 50% deferred will be paid during December 31, 2022. This deferral provided approximately $2.0 million in additional liquidity in 2020.
Basis of Presentation
Our zeolite catalysts product group operates through the Zeolyst Joint Venture, which we account for as an equity method investment in accordance with accounting principles generally accepted in the United States (“GAAP”). We do not record sales by the Zeolyst Joint Venture as revenue and such sales are not consolidated within our results of operations. However, Adjusted EBITDA reflects our share of the earnings of the Zeolyst Joint Venture that have been recorded as equity in net income from affiliated companies in our consolidated statements of income and includes Zeolyst Joint Venture adjustments on a proportionate basis based on our 50% ownership interest.
Key Performance Indicators
Adjusted EBITDA and Adjusted Net Income
Adjusted EBITDA and adjusted net income are financial measures that are not prepared in accordance with GAAP and that we use to evaluate our operating performance, for business planning purposes and to measure our performance relative to that of our competitors. Adjusted EBITDA and adjusted net income are presented as key performance indicators as we believe these financial measures will enhance a prospective investor’s understanding of our results of operations and financial condition. EBITDA consists of net income (loss) attributable to continuing operations before interest, taxes, depreciation and amortization. Adjusted EBITDA consists of EBITDA adjusted for (i) non-operating income or expense, (ii) the impact of certain non-cash, nonrecurring or other items included in net income (loss) and EBITDA that we do not consider indicative of our ongoing operating performance, and (iii) depreciation, amortization and interest of our 50% share of the Zeolyst Joint Venture. Adjusted net income consists of net income (loss) attributable to Ecovyst Inc. adjusted for (i) non-operating income or expense and (ii) the impact of certain non-cash, nonrecurring or other items included in net income (loss) that we do not consider indicative of our ongoing operating performance. We believe that these non-GAAP financial measures provide investors with useful financial metrics to assess our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business.
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
Key Factors and Trends Affecting Operating Results and Financial Condition
Sales
Our Ecoservices and Catalyst Technologies segments' sales have grown primarily due to expansion into new end applications, including emission control catalysts, polymer catalysts, and refining catalysts, as well as continued supply share gains. Sales in our Ecoservices and Catalyst Technologies segments are made on both a purchase order basis and pursuant to long-term contracts.
Overall economic demand has significantly rebounded since the 2020 lows that resulted from the impact of COVID-19. Refineries have seen demand return with increasing miles driven, recovery from winter storm Uri and a general increase in economic activity. Polyethylene demand remains strong driven by the growing consumer demand for films and packaging. Higher refinery utilization rates are increasing catalyst demand for both traditional and renewable fuels on the continued recovery in vehicle miles driven.
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
The primary raw materials for our Ecoservices segment include spent sulfuric acid, sulfur, acids, bases (including sodium hydroxide, or “caustic soda”), and certain metals. Spent sulfuric acid for our Ecoservices segment is supplied by customers for a nominal charge as part of their contracts. The primary raw materials used in the manufacture of products in our Catalyst Technologies segment include sodium silicate and cesium hydroxide.
Most of our Ecoservices contracts feature take-or-pay volume protection and/or quarterly price adjustments for commodity inputs, labor, the Chemical Engineering Index (U.S. chemical plant construction cost index) and natural gas. Over 80% of our Ecoservices segment sales for the year ended December 31, 2021 were under contracts featuring quarterly price adjustments. The price adjustments generally reflect actual costs for producing acid and tend to protect us from volatility in labor, fixed costs and raw material pricing. The take-or-pay volume protection allows us to cover fixed costs through intermittent, temporary production issues at customer refineries.
While natural gas is not a direct feedstock for any product, natural gas powered machinery and equipment are used to heat raw materials and create the chemical reactions necessary to produce end-products. We maintain multiple suppliers wherever possible and structure our customer contracts when possible to allow for the pass-through of raw material and natural gas costs.
Joint Ventures
We account for our investments in our equity joint ventures under the equity method. Our joint venture, the Zeolyst Joint Venture, manufactures high performance, specialty, zeolite-based catalysts for use in the packaging and engineered plastics, emission control, refining and petrochemical industries and other areas of the broader chemicals industry. Demand for the Zeolyst Joint Venture products fluctuates based upon the timing of our customer’s fixed bed catalyst replacements. We share proportionally in the management of our joint ventures with the other parties to each such joint venture.
Seasonality
Our regeneration services product group, which is a part of our Ecoservices segment, typically experiences seasonal fluctuations as a result of higher demand for gasoline products in the summer months and lower demand in the winter months. These demand fluctuations results in higher sales and working capital requirements in the second and third quarter.

Foreign Currency
As a global business, we are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. Approximately 6% of our sales for the years ended December 31, 2021 and 2020 in currencies other than the U.S. dollar. Because our consolidated financial results are reported in U.S. dollars, sales or earnings generated in currencies other than the U.S. dollar can result in a significant increase or decrease in the amount of those sales and earnings when translated to U.S. dollars. The foreign currency to which we have the most significant exchange rate exposure is the British Pound.
Results of Operations
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Highlights
The following is a summary of our financial performance for the year ended December 31, 2021 compared with the year ended December 31, 2020.
Sales
Sales increased $115.3 million to $611.2 million. The increase in sales was primarily due to higher sales volumes and pass-through of higher sulfur pricing. The higher volumes were a result of strong demand for polyethylene catalyst and higher regeneration services. The global macroeconomic recovery supported demand across both businesses.
Gross Profit
Gross profit increased $25.8 million to $176.7 million. The increase in gross profit was primarily due to higher sales volumes across the portfolio and favorable product mix. These factors more than offset headwinds from higher variable costs and elevated fixed costs driven by Winter Storm Uri in early 2021. Inflationary factors increased through the year, namely from higher sulfur and energy costs, but customer contractual pass through mechanisms preserved earnings in Ecoservices, while targeted price increases addressed cost pressures in Catalyst Technologies.
Operating Income
Operating income increased $3.0 million to $54.6 million. The increase in operating income was primarily due to an increase in gross profit for the year ended December 31, 2021.
Equity in Net Income from Affiliated Companies
Equity in net income of affiliated companies for the year ended December 31, 2021 was $27.7 million, compared with net income of $21.0 million for the year ended December 31, 2020. The increase was due to higher earnings of $6.4 million generated by the Zeolyst Joint Venture during the year ended December 31, 2021 as compared to the year ended December 31, 2020.

The following is our consolidated statement of income and a summary of financial results for the years ended December 31, 2021 and 2020.

	Years ended December 31,		Change
	2021	2020	$	%
	(in millions, except percentages)
Sales	$611.2	$495.9	$115.3	23.3%
Cost of goods sold	434.5	345.0	89.5	25.9%
Gross profit	176.7	150.9	25.8	17.1%
Gross profit margin	28.9%	30.4%
Selling, general and administrative expenses	97.8	81.5	16.3	20.0%
Other operating expense, net	24.3	17.8	6.5	36.5%
Operating income	54.6	51.6	3.0	5.8%
Operating income margin	8.9%	10.4%
Equity in net income from affiliated companies	(27.7)	(21.0)	(6.7)	31.9%
Interest expense, net	37.0	50.4	(13.4)	(26.6)%
Debt extinguishment costs	26.9	25.0	1.9	7.6%
Other (income) expense, net	4.5	(5.0)	9.5	(190.0)%
Income from continuing operations before income taxes and noncontrolling interest	13.9	2.2	11.7	531.8%
Provision (benefit) for income taxes	12.1	(52.1)	64.2	(123.2)%
Effective tax rate	87.1%	(2,350.6)%
Net income from continuing operations	1.8	54.3	(52.5)	(96.7)%
Net loss from discontinued operations, net of tax	(141.4)	(336.0)	194.6	(57.9)%
Net loss	(139.6)	(281.7)	142.1	(50.4)%
Less: Net income (loss) attributable to the noncontrolling interest - discontinued operations	$0.3	$(2.9)	$3.2	(110.3)%
Net loss attributable to Ecovyst Inc.	$(139.9)	$(278.8)	$138.9	(49.8)%

Sales

	Years ended December 31,		Change
	2021	2020	$	%
	(in millions, except percentages)
Sales:
Ecoservices	$500.5	$401.9	$98.6	24.5%
Catalyst Technologies	110.7	94.0	16.7	17.8%
Total sales	$611.2	$495.9	$115.3	23.3%

Ecoservices: Sales in Ecoservices for the year ended December 31, 2021 were $500.5 million, an increase of $98.6 million, or 24.5%, compared to sales of $401.9 million for the year ended December 31, 2020. The increase in sales was primarily due to higher sales volumes of $29.2 million and higher average selling price of $69.4 million, including pass-through of higher sulfur costs of $49.0 million.
The increase in volumes was due to a higher demand for regeneration services on the recovery from the global pandemic and improved virgin sulfuric acid used in mining and industrial uses, as well as sales related to the Chem32 acquisition. The favorable pricing was primarily driven by pass-through of higher sulfur costs and higher labor labor and energy indexed costs.
Catalyst Technologies: Sales in Catalyst Technologies for the year ended December 31, 2021 were $110.7 million, an increase of $16.7 million, or 17.8%, compared to sales of $94.0 million for the year ended December 31, 2020. The increase in sales was primarily due to higher sales volumes of $14.0 million, higher average selling price from product mix of $1.1 million and the favorable effects of foreign currency translation of $1.6 million.
The increase in volumes was due to the continued strong customer demand for polyethylene catalysts.
Gross Profit
Gross profit for the year ended December 31, 2021 was $176.7 million, an increase of $25.8 million, or 17.1%, compared with $150.9 million for the year ended December 31, 2020. The increase in gross profit was due to favorable average selling price of $70.5 million and higher volumes of $22.1 million which was offset by unfavorable manufacturing costs of $75.5 million includes $49.0 million of higher sulfur costs.
Favorable customer pricing was primarily a result of higher average selling prices from pass-through costs and product mix. The increase in volumes was due to an increase in regeneration services, virgin sulfuric acid sales and increased demand for polyethylene catalysts. The unfavorable change in manufacturing costs were driven by the timing of plant maintenance projects and higher fixed costs from the freezing weather in the Gulf of Mexico.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2021 were $97.8 million, an increase of $16.3 million compared with $81.5 million for the year ended December 31, 2020. The increase in selling, general and administrative expenses was due to an increase in stock compensation and compensation related expenses, partially offset by lower discretionary spending.
Other Operating Expense, Net
Other operating expense, net for the year ended December 31, 2021 was $24.3 million, an increase of $6.5 million, or 36.5%, compared with $17.8 million for the year ended December 31, 2020. The increase in other operating expense, net was primarily due to an increase in amortization expense from the Chem32 acquisition.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the year ended December 31, 2021 was $27.7 million, an increase of $6.7 million, compared with income of $21.0 million for the year ended December 31, 2020. The increase was primarily due to $33.0 million of earnings generated by the Zeolyst Joint Venture during the year ended December 31, 2021 as compared to $26.7 million for the year ended December 31, 2020, which was a result of higher demand for catalyst used in renewable fuels and emission control catalysts, partially offset by lower specialty and hydrocracking catalyst on timing of customer fixed bed change-outs.
Interest Expense, Net
Interest expense, net for the year ended December 31, 2021 was $37.0 million, a decrease of $13.4 million, as compared with $50.4 million for the year ended December 31, 2020. The decrease in interest expense was due to lower interest rates on our variable rate debt along with lower average debt balances.

Debt Extinguishment Costs
Debt extinguishment costs for the years ended December 31, 2021 and 2020 were $26.9 million and $25.0 million, respectively.
Effective on August 1, 2021, we completed the sale of our Performance Chemicals business which triggered an obligation to provide partial payment under our existing senior secured term loan facility and pay in full our 5.75% senior notes. As a result of the required payments, previous unamortized deferred financing costs of $3.1 million and original issue discount of $3.6 million were written off as debt extinguishment costs.
On December 14, 2020, we completed the sale of our Performance Materials business which triggered an obligation to provide partial payment under our existing senior secured term loan facilities. As a result of the required payments, previous unamortized deferred financing costs of $2.7 million and original issue discount of $5.8 million were written off as debt extinguishment costs.
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
During the year ended December 31, 2020, we prepaid $466.1 million of outstanding principal balance on the 2018 Term Loan Facility and a redemption premium of $10.6 million on the 6.75% Senior Secured Notes. In connection with the 2018 Term Loan Facility prepayment, we wrote off $0.2 million of previously unamortized deferred financing costs and original issue discount of $12.8 million as debt extinguishment costs. In connection with the 6.75% Senior Secured Notes, we wrote off $2 million of previously unamortized deferred financing costs and original issue discount of $1 million as debt extinguishment costs.
Other (Income) Expense, Net
Other (income) expense, net was expense of $4.5 million for the year ended December 31, 2021, an unfavorable change of $9.5 million, compared with income of $5.0 million for the year ended December 31, 2020. The change primarily related to $4.7 million of foreign currency losses on the non-permanent intercompany debt denominated in local currency and translated to U.S. dollars and transactional currency translation in the current year period as compared to foreign currency gain of $5.3 million in the prior year period.
Provision (Benefit) for Income Taxes
The (benefit) provision for income taxes for the year ended December 31, 2021 was a $12.1 million provision compared to a $52.1 million benefit for the year ended December 31, 2020. The effective income tax rate for the year ended December 31, 2021 was 87.1% compared to (2,350.6)% for the year ended December 31, 2020. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the year ended December 31, 2021 was mainly due to the impact of the Global Intangible Low Taxed Income (“GILTI”) provisions of U.S. tax reform and the impact of intra-period allocation as a result of the Performance Chemicals business being classified as held for sale. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the year ended December 31, 2020 was mainly due to GILTI, foreign tax credit benefit and the impact of intra-period allocation as a result of the Performance Chemicals and Performance Materials businesses being classified as held for sale.

Net Loss Attributable to Ecovyst Inc.
For the foregoing reasons and after the effect of the non-controlling interest in earnings of subsidiaries for each period presented, net loss attributable to Ecovyst Inc. was $139.9 million for the year ended December 31, 2021 as compared to net income of $278.8 million for the year ended December 31, 2020.
Adjusted EBITDA
Summarized Adjusted EBITDA information is shown below in the following table:

	Years ended December 31,		Change
	2021	2020	$	%
	(in millions, except percentages)
Adjusted EBITDA(1):
Ecoservices	$177.7	$157.2	$20.5	13.0%
Catalyst Technologies(2)	88.0	74.5	13.5	18.1%
Unallocated corporate expenses	(38.1)	(39.1)	1.0	(2.6)%
Total	$227.6	$192.6	$35.0	18.2%

(1)We define Adjusted EBITDA as EBITDA adjusted for certain items as noted in the reconciliation below. Our management evaluates the performance of our segments and allocates resources based primarily on Adjusted EBITDA. Adjusted EBITDA does not represent cash flow for periods presented and should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBITDA may not be comparable with EBITDA or Adjusted EBITDA as defined by other companies.
(2)The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $49.9 million for the year ended December 31, 2021, which includes $27.8 million of equity in net income, excluding $6.5 million of amortization of investment in affiliate step-up, plus $15.6 million of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $42.5 million for the year ended December 31, 2020, which includes $21.2 million of equity in net income, excluding $6.6 million of amortization of investment in affiliate step-up, plus $14.7 million of joint venture depreciation, amortization and interest.
(3)Our total Adjusted EBITDA by Segment differs from our total consolidated Adjusted EBITDA due to unallocated corporate expenses.
Ecoservices: Adjusted EBITDA for the year ended December 31, 2021 was $177.7 million, an increase of $20.5 million, or 13.0%, compared with $157.2 million for the year ended December 31, 2020. Ecoservices’ adjusted EBITDA increased due to higher demand of regeneration services, favorable pricing, improved cost efficiencies and the benefit of the Chem32 acquisition.
Catalyst Technologies: Adjusted EBITDA for the year ended December 31, 2021 was $88.0 million, an increase of $13.5 million, or 18.1%, compared with $74.5 million for the year ended December 31, 2020. Adjusted EBITDA increased due to improved volume on the continued strong demand for polyethylene catalysts, increased demand for catalyst used in renewable fuels and emission control catalysts along with favorable product mix driving improved Adjusted EBITDA margins.

A reconciliation of net income attributable to Ecovyst Inc. to Adjusted EBITDA is as follows:

	Years ended December 31,
	2021	2020
	(in millions)
Reconciliation of net income attributable to Ecovyst Inc. to Adjusted EBITDA
Net income from continuing operations	$1.8	$54.3
Provision (benefit) for income taxes	12.1	(52.1)
Interest expense, net	37.0	50.4
Depreciation and amortization	79.7	76.9
EBITDA	130.6	129.5
Joint venture depreciation, amortization and interest(a)	15.6	14.7
Amortization of investment in affiliate step-up(b)	6.5	6.6
Debt extinguishment costs	26.9	25.0
Net loss on asset disposals(c)	5.7	4.7
Foreign currency exchange loss (gain) (d)	4.7	(5.3)
LIFO benefit(e)	(1.9)	(5.3)
Transaction and other related costs(f)	2.0	1.1
Equity-based compensation	31.8	17.2
Restructuring, integration and business optimization expenses(g)	3.0	2.0
Defined benefit plan pension benefit(h)	(0.9)	(0.6)
Other(i)	3.6	3.0
Adjusted EBITDA	$227.6	$192.6

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

(h)Represents adjustments for defined benefit pension plan (benefit) costs in our statement of income. All of our defined benefit pension plan obligations are under defined benefit pension plans that are frozen. As such, we do not view such expenses as core to our ongoing business operations.
(i)Other costs consist of certain expenses that are not core to our ongoing business operations, including environmental remediation-related costs, capital and franchise taxes. Included in this line-item are rounding discrepancies that may arise from rounding from dollars (in thousands) to dollars (in millions).

Adjusted Net Income
    Summarized adjusted net income information is shown below in the following table:

	Years ended December 31,
	2021			2020
	Pre-tax	Tax expense (benefit)	After-tax	Pre-tax	Tax expense (benefit)	After-tax
	(in millions)
Reconciliation of net income attributable to Ecovyst Inc. to Adjusted Net Income (1)(2)
Net income attributable to Ecovyst Inc.	$13.9	$12.1	$1.8	$2.2	$(52.1)	$54.3
Amortization of investment in affiliate step-up(b)	6.5	1.6	4.9	6.6	1.7	4.9
Debt extinguishment costs	26.9	6.6	20.3	25.0	6.3	18.7
Net loss on asset disposals(c)	5.7	1.4	4.3	4.7	1.2	3.5
Foreign currency exchange loss (gain)(d)	4.7	1.0	3.7	(5.3)	(0.6)	(4.7)
LIFO benefit(e)	(1.9)	(0.5)	(1.4)	(5.3)	(1.3)	(4.0)
Transaction and other related costs(f)	2.0	0.5	1.5	1.1	0.3	0.8
Equity-based compensation	31.8	7.7	24.1	17.2	4.0	13.2
Restructuring, integration and business optimization expenses(g)	3.0	0.7	2.3	2.0	0.5	1.5
Defined benefit plan pension benefit(h)	(0.9)	(0.2)	(0.7)	(0.6)	(0.2)	(0.4)
Other(i)	3.6	0.9	2.7	3.0	0.7	2.3
Adjusted Net Income, including Impact of Discrete Tax Items	95.3	31.8	63.5	50.6	(39.5)	90.1

Impact of Discrete Tax Items(3)	—	(6.1)	6.1	—	—	—
Adjusted Net Income	$95.3	$25.7	$69.6	$50.6	$(39.5)	$90.1

(1)We define adjusted net income as net (loss) income attributable to Ecovyst Inc. adjusted for non-operating income or expense and the impact of certain non-cash or other items that are included in net income that we do not consider indicative of our ongoing operating performance. Adjusted net income is presented as a key performance indicator as we believe it will enhance a prospective investor’s understanding of our results of operations and financial condition. Adjusted net income may not be comparable with net income or adjusted net income as defined by other companies.
(2)Refer to the Adjusted EBITDA notes above for more information with respect to each adjustment.
(3)Represents intraperiod allocation rules related to a change in the UK legislature, which increased the UK corporate rate as well as an uncertain tax position related to a foreign entity.
The adjustments to net (loss) income attributable to Ecovyst Inc. are shown net of applicable statutory tax rates.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Highlights
The following is a summary of our financial performance for the year ended December 31, 2020 compared with the year ended December 31, 2019.
Sales
Sales decreased $36.8 million to $495.9 million. The decrease in sales was primarily due to lower sales volumes and pass-through of lower sulfur pricing.
Gross Profit
Gross profit decreased $16.3 million to $150.9 million. The decrease in gross profit was primarily due to the lower sales volumes partially offset by favorable fixed manufacturing costs.
Operating Income
Operating income decreased by $14.4 million to $51.6 million. The decrease in operating income was primarily due to a decrease in gross profit for the year ended December 31, 2020.
Equity in Net Income from Affiliated Companies
Equity in net income of affiliated companies for the year ended December 31, 2020 was $21.0 million, compared with net income of $45.8 million for the year ended December 31, 2019. The decrease was due to lower earnings of $24.6 million generated by the Zeolyst Joint Venture during the year ended December 31, 2020 as compared to the year ended December 31, 2019.

The following is our consolidated statement of income and a summary of financial results for the years ended December 31, 2020 and 2019.

	Years ended December 31,		Change
	2020	2019	$	%
	(in millions, except percentages)
Sales	$495.9	$532.7	$(36.8)	(6.9)%
Cost of goods sold	345.0	365.5	(20.5)	(5.6)%
Gross profit	150.9	167.2	(16.3)	(9.7)%
Gross profit margin	30.4%	31.4%
Selling, general and administrative expenses	81.5	83.5	(2.0)	(2.4)%
Other operating expense, net	17.8	17.7	0.1	0.6%
Operating income	51.6	66.0	(14.4)	(21.8)%
Operating income margin	10.4%	12.4%
Equity in net income from affiliated companies	(21.0)	(45.8)	24.8	(54.1)%
Interest expense, net	50.4	66.9	(16.5)	(24.7)%
Debt extinguishment costs	25.0	3.4	21.6	635.3%
Other (income) expense, net	(5.0)	(1.9)	(3.1)	163.2%
Income from continuing operations before income taxes and noncontrolling interest	2.2	43.4	(41.2)	(94.9)%
(Benefit) provision for income taxes	(52.1)	12.3	(64.4)	(523.6)%
Effective tax rate	(2,350.6)%	28.3%
Net income from continuing operations	54.3	31.1	23.2	74.6%
Net (loss) income from discontinued operations, net of tax	(336.0)	49.2	(385.2)	(782.9)%
Net (loss) income	(281.7)	80.3	(362.0)	(450.8)%
Less: Net (loss) income attributable to the noncontrolling interest - discontinued operations	$(2.9)	$0.8	$(3.7)	(462.5)%
Net (loss) income attributable to Ecovyst Inc.	$(278.8)	$79.5	$(358.3)	(450.7)%

Sales

	Years ended December 31,		Change
	2020	2019	$	%
	(in millions, except percentages)
Sales:
Ecoservices	$401.9	$447.1	$(45.2)	(10.1)%
Catalyst Technologies	94.0	85.7	8.3	9.7%
Total sales	$495.9	$532.8	$(36.9)	(6.9)%

Ecoservices: Sales in Ecoservices for the year ended December 31, 2020 were $401.9 million, a decrease of $45.2 million, or 10.1%, compared to sales of $447.1 million for the year ended December 31, 2019. The decrease in sales was primarily due to lower sales volumes of $26.7 million and lower average selling price from pass-through costs of $18.5 million.
The decrease in volumes was due to lower regeneration services demand from refinery utilization rates driven by COVID-19. The unfavorable pricing was driven by pass-through of lower sulfur costs.
Catalyst Technologies: Sales in Catalyst Technologies for the year ended December 31, 2020 were $94.0 million, an increase of $8.3 million, or 9.7%, compared to sales of $85.7 million for the year ended December 31, 2019. The increase in sales was primarily due to higher sales volumes of $10.6 million, partially offset by lower average selling price from product mix of $1.2 million and the unfavorable effects of foreign currency translation of $1.1 million.
The increase in sales was due to higher customer demand within our polyethylene catalysts product line.
Gross Profit
Gross profit for the year ended December 31, 2020 was $150.9 million, a decrease of $16.3 million, or 9.7%, compared with $167.2 million for the year ended December 31, 2019. The decrease in gross profit was due to unfavorable average selling price of $19.7 million and lower volumes of $10.9 million which was partly offset by favorable manufacturing costs of $23.1 million.
Unfavorable customer pricing was primarily a result of pass-through of lower sulfur costs. The decrease in volumes was due to a decline in sulfuric acid sales which was partially offset by increased customer demand within our polyethylene catalysts product line. The favorable change in manufacturing costs were driven by the timing of plant maintenance projects.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2020 were $81.5 million, a decrease of $2.0 million, or 2.4%, compared with $83.5 million for the year ended December 31, 2019. The decrease in selling, general and administrative expenses was due to lower discretionary spending partially offset by an increase in stock compensation expense.
Other Operating Expense, Net
Other operating expense, net for the year ended December 31, 2020 was $17.8 million, an increase of $0.1 million, or 0.6%, compared with $17.7 million for the year ended December 31, 2019. Other operating expense, net was consistent between both periods.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the year ended December 31, 2020 was $21.0 million, a decrease of $24.8 million, compared with income of $45.8 million for the year ended December 31, 2019. The decrease was primarily due to $26.7 million of earnings generated by the Zeolyst Joint Venture during the year ended December 31, 2020 as compared to $52.2 million for the year ended December 31, 2019 which was a result of the timing of hydrocracking catalyst change-outs and lower demand for custom catalysts and emission control catalysts in heavy duty diesel production driven by the COVID-19 pandemic.
Interest Expense, Net
Interest expense, net for the year ended December 31, 2020 was $50.4 million, a decrease of $16.5 million, as compared with $66.9 million for the year ended December 31, 2019. The decrease in interest expense was due to lower interest rates on our variable rate debt along with lower average debt balances and a favorable increase in variable versus fixed rate debt.

Debt Extinguishment Costs
Debt extinguishment costs for the years ended December 31, 2020 and 2019 were $25.0 million and $3.4 million, respectively.
On December 14, 2020, we completed the sale of our Performance Materials business which triggered an obligation to provide partial payment under our existing senior secured term loan facilities. As a result of the required payments, previous unamortized deferred financing costs of $2.7 million and original issue discount of $5.8 million were written off as debt extinguishment costs.
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
During the year ended December 31, 2019, we prepaid $210.0 million of outstanding principal balance on the 2018 Term Loan Facility (as defined below). In connection with this prepayment, we wrote off $1.0 million of previously unamortized deferred financing costs and original issue discount of $2.4 million as debt extinguishment costs.
Other (Income) Expense, Net
Other (income) expense, net was income of $5.0 million for the year ended December 31, 2020, a favorable change of $3.1 million, compared with income of $1.9 million for the year ended December 31, 2019. The change primarily consisted of $5.3 million of foreign currency gains on the non-permanent intercompany debt denominated in local currency and translated to U.S. dollars and transactional currency translation in the current year period as compared to foreign currency loss of $1.2 million in the prior year period.
(Benefit) Provision for Income Taxes
The (benefit) provision for income taxes for the year ended December 31, 2020 was $52.1 million benefit compared to a $12.3 million provision for the year ended December 31, 2019. The effective income tax rate for the year ended December 31, 2020 was (2,350.6)% compared to 28.3% for the year ended December 31, 2019. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the year ended December 31, 2020 was mainly due to the impact of the GILTI provisions of U.S. tax reform, foreign tax credit benefit and the impact of intra-period allocation as a result of the Performance Chemicals and Performance Materials businesses being classified as held for sale. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the year ended December 31, 2019 was mainly due to state and local taxes, GILTI and the impact of intra-period allocation as a result of the Performance Chemicals and Performance Materials businesses being classified as held for sale.
Net (Loss) Income Attributable to Ecovyst Inc.
For the foregoing reasons and after the effect of the non-controlling interest in earnings of subsidiaries for each period presented, net loss attributable to Ecovyst Inc. was $278.8 million for the year ended December 31, 2020 as compared to a net income of $79.5 million for the year ended December 31, 2019.

Adjusted EBITDA
Summarized Adjusted EBITDA information is shown below in the following table:

	Years ended December 31,		Change
	2020	2019	$	%
	(in millions, except percentages)
Adjusted EBITDA(1):
Ecoservices	$157.2	$175.6	$(18.4)	(10.5)%
Catalyst Technologies(2)	74.5	107.8	(33.3)	(30.9)%
Unallocated corporate expenses	(39.1)	(43.3)	4.2	(9.7)%
Total	$192.6	$240.1	$(47.5)	(19.8)%

(1)We define Adjusted EBITDA as EBITDA adjusted for certain items as noted in the reconciliation below. Our management evaluates the performance of our segments and allocates resources based primarily on Adjusted EBITDA. Adjusted EBITDA does not represent cash flow for periods presented and should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBITDA may not be comparable with EBITDA or Adjusted EBITDA as defined by other companies.
(2)The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $42.5 million for the year ended December 31, 2020, which includes $21.2 million of equity in net income, excluding $6.6 million of amortization of investment in affiliate step-up plus $14.7 million of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $68.1 million for the year ended December 31, 2019, which includes $45.9 million of equity in net income, excluding $7.5 million of amortization of investment in affiliate step-up plus $14.7 million of joint venture depreciation, amortization and interest.
(3)Our total Adjusted EBITDA by Segment differs from our total consolidated Adjusted EBITDA due to unallocated corporate expenses.
Ecoservices: Adjusted EBITDA for the year ended December 31, 2020 was $157.2 million, a decrease of $18.4 million, or 10.5%, compared with $175.6 million for the year ended December 31, 2019. Ecoservices adjusted EBITDA decreased due to lower regeneration services demand as a result of reduced refinery utilization rates, partially offset by fixed and SG&A related cost savings.
Catalyst Technologies: Adjusted EBITDA for the year ended December 31, 2020 was $74.5 million, a decrease of $33.3 million, or 30.9%, compared with $107.8 million for the year ended December 31, 2019. Adjusted EBITDA decreased due to lower volumes in the Zeolyst joint venture and unfavorable inventory absorption due to lower production and inventory depletion to align with expected lower demand.

A reconciliation of net income attributable to Ecovyst Inc. to Adjusted EBITDA is as follows:

	Years ended December 31,
	2020	2019
	(in millions)
Reconciliation of net income attributable to Ecovyst Inc. to Adjusted EBITDA
Net income from continuing operations	$54.3	$31.1
Provision for income taxes	(52.1)	12.3
Interest expense, net	50.4	66.9
Depreciation and amortization	76.9	74.8
EBITDA	129.5	185.1
Joint venture depreciation, amortization and interest(a)	14.7	14.7
Amortization of investment in affiliate step-up(b)	6.6	7.5
Debt extinguishment costs	25.0	3.4
Net loss on asset disposals(c)	4.7	4.6
Foreign currency exchange (gain) loss(d)	(5.3)	1.2
LIFO (benefit) expense(e)	(5.3)	6.5
Transaction and other related costs(f)	1.1	0.2
Equity-based compensation	17.2	13.3
Restructuring, integration and business optimization expenses(g)	2.0	2.6
Defined benefit plan pension cost (benefit) cost(h)	(0.6)	0.6
Other(i)	3.0	0.4
Adjusted EBITDA	$192.6	$240.1

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
(f)Relates to certain transaction costs, including debt financing, due diligence and other costs related to transactions that are completed, pending or abandoned and that we believe are not representative of our ongoing business operations.
(g)Includes the impact of restructuring, integration and business optimization expenses which are incremental costs that are not representative of our ongoing business operations.

(h)Represents adjustments for defined benefit pension plan (benefit) costs in our statement of income. All of our defined benefit pension plan obligations are under defined benefit pension plans that are frozen. As such, we do not view such expenses as core to our ongoing business operations.
(i)Other costs consist of certain expenses that are not core to our ongoing business operations, including environmental remediation-related costs, capital and franchise taxes. Included in this line-item are rounding discrepancies that may arise from rounding from dollars (in thousands) to dollars (in millions).

Adjusted Net Income
Summarized adjusted net income information is shown below in the following table:

	Years ended December 31,
	2020			2019
	Pre-tax	Tax expense (benefit)	After-tax	Pre-tax	Tax expense (benefit)	After-tax
	(in millions)
Reconciliation of net (loss) income attributable to Ecovyst Inc. to Adjusted Net Income (1)(2)
Net income attributable to Ecovyst Inc.	$2.2	$(52.1)	$54.3	$43.4	$12.3	$31.1
Amortization of investment in affiliate step-up(b)	6.6	1.7	4.9	7.5	1.8	5.7
Debt extinguishment costs	25.0	6.3	18.7	3.4	0.8	2.6
Net loss on asset disposals(c)	4.7	1.2	3.5	4.6	1.2	3.4
Foreign currency exchange (gain) loss(d)	(5.3)	(0.6)	(4.7)	1.2	(0.1)	1.3
LIFO (benefit) expense(e)	(5.3)	(1.3)	(4.0)	6.5	1.7	4.8
Transaction and other related costs(f)	1.1	0.3	0.8	0.2	0.1	0.1
Equity-based compensation	17.2	4.0	13.2	13.3	3.1	10.2
Restructuring, integration and business optimization expenses(g)	2.0	0.5	1.5	2.6	0.7	1.9
Defined benefit plan pension (benefit) cost(h)	(0.6)	(0.2)	(0.4)	0.6	0.2	0.4
Other(i)	3.0	0.7	2.3	0.4	(0.1)	0.5
Adjusted Net Income, including non-cash GILTI tax and Impact of Discrete Tax Items	50.6	(39.5)	90.1	83.7	21.7	62.0

Impact of non-cash GILTI tax(3)	—	—	—	—	(1.0)	1.0
Impact of Discrete Tax Items(4)	—	—	—	—	(3.6)	3.6
Adjusted Net Income	$50.6	$(39.5)	$90.1	$83.7	$17.1	$66.6

(1)We define adjusted net income as net (loss) income attributable to Ecovyst Inc. adjusted for non-operating income or expense and the impact of certain non-cash or other items that are included in net income that we do not consider indicative of our ongoing operating performance. Adjusted net income is presented as a key performance indicator as we believe it will enhance a prospective investor’s understanding of our results of operations and financial condition. Adjusted net income may not be comparable with net income or adjusted net income as defined by other companies.
(2)Refer to the Adjusted EBITDA notes above for more information with respect to each adjustment.
(3)Amount represents the impact to tax expense in net income before non-controlling interest and the related adjustments to net income associated with the GILTI provisions of the Tax Cuts and Jobs Act of 2017 (“TCJA”). We were required to record incremental tax provision impact with respect to GILTI as a result of having historical U.S. net operating loss (“NOL”) amounts to offset the GILTI taxable income inclusion. This NOL utilization precluded us from recognizing GILTI credits which would otherwise help offset the tax impacts of GILTI.

Beginning with the year ended 2020, we are no longer adjusting for the impact of the GILTI provisions of the TCJA since the NOLs have been fully utilized and GILTI now represents a cash tax impact.
(4)Represents the rate change in the Netherlands related to the Dutch Tax Plan 2019 recorded in net income.
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
We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our asset based lending revolving credit facility, will be sufficient to meet our presently anticipated future cash needs for at least the next 12 months. We may also pursue strategic acquisition opportunities, which may impact our future cash requirements. We may, from time to time, increase borrowings under our asset based lending revolving credit facility to meet our future cash needs. As of December 31, 2021, we had cash and cash equivalents of $140.9 million and availability of $61.3 million under our asset based lending revolving credit facility, after giving effect to $17.5 million of outstanding letters of credit and no revolving credit facility borrowings, for a total available liquidity of $202.2 million. As of December 31, 2021, we were in compliance with all covenants under our debt agreements.
Included in our cash and cash equivalents balance as of December 31, 2021 was $13.5 million of cash and cash equivalents held in foreign jurisdictions. We repatriate cash held outside of the United States from certain foreign subsidiaries in order to meet domestic liquidity needs. Depending on domestic and foreign cash balances, we have certain flexibility to repatriate funds in order to meet domestic liquidity needs. In certain cases, the repatriation of foreign cash under previous U.S. tax law had generally been subject to U.S. income taxes at the time of cash distribution. Due to the enactment of the TCJA in December 2017, our overseas earnings repatriation will generally no longer be subject to U.S. federal income taxes at the time of cash distribution. However, future earnings may still be taxed for foreign and state income tax purposes.
Over the course of the next twelve months and beyond, we anticipate making significant cash payments for known contractual and other obligations, including:
Principal and interest on long-term debt
As of December 31, 2021, our total indebtedness was $895.5 million, with up to $61.3 million of available borrowings under our asset based lending revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements. As reported, our cash interest expense for the years ended December 31, 2021, 2020 and 2019 was approximately $59.0 million, $90.3 million and $117.8 million, respectively. Before any impact of hedges, a one percent change in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $9.0 million on interest expense. The principal balance due in the next twelve months is $9.0 million.
Interest payments due within the next twelve months are $30.2 million using the interest rate effective as of December 31, 2021 on our variable interest credit facilities. Interest on long-term debt excludes amortization of deferred financing fees and original issue discount. The actual interest payments may differ materially based on actual amounts of long-term debt outstanding and actual interest rates in future periods.
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

Cash Flow

	Years ended December 31,
	2021	2020	2019
	(in millions)
Continuing Operations
Net cash provided by (used in)
Operating activities	$137.3	$140.1	$133.2
Investing activities	875.7	571.8	(54.6)
Financing activities	(963.1)	(720.2)	(214.7)
Discontinued Operations
Net cash provided by (used in)
Operating activities	(7.4)	83.5	134.6
Investing activities	(40.0)	(20.3)	19.4
Financing activities	(1.1)	(2.6)	(1.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.3	11.1	(2.2)
Net change in cash, cash equivalents and restricted cash	3.7	63.4	14.3
Cash, cash equivalents and restricted cash at beginning of period	137.2	73.9	59.7
Cash, cash equivalents and restricted cash at end of period	$140.9	$137.3	$74.0

	Years ended December 31,
	2021	2020	2019
	(in millions)
Continuing Operations
Net income	$1.8	$54.3	$31.1
Non-cash and non-operating activities(1)	156.6	74.6	94.6
Changes in working capital	(18.1)	14.5	10.6
Other operating activities	(3.0)	(3.3)	(3.1)
Net cash provided by operating activities, continuing operations	$137.3	$140.1	$133.2

(1)Includes depreciation, amortization, amortization of deferred financing costs and original issue discount, debt extinguishment costs, foreign currency exchange gains and losses, pension and postretirement healthcare benefit expense and funding, deferred income tax benefit, net losses on asset disposals, stock compensation expense, equity in net income and dividends received from affiliated companies.

	Years ended December 31,
	2021	2020	2019
	(in millions)
Continuing Operations
Working capital changes that provided (used) cash:
Receivables	$(33.5)	$7.0	$4.5
Inventories	0.6	(3.0)	(4.2)
Prepaids and other current assets	(7.8)	(1.4)	2.9
Accounts payable	10.0	6.9	0.5
Accrued liabilities	12.6	5.0	6.9
	$(18.1)	$14.5	$10.6

	Years ended December 31,
	2021	2020	2019
	(in millions)
Continuing Operations
Purchases of property, plant and equipment	$(60.0)	$(54.8)	$(55.3)
Proceeds from business divestiture, net of cash and indebtedness	978.4	624.3	—
Proceeds from sale of assets	—	2.4	—
Business combinations, net of cash acquired	(42.6)	—	—
Other, net	(0.1)	(0.1)	0.7
Net cash provided by (used in) investing activities, continuing operations	$875.7	$571.8	$(54.6)

	Years ended December 31,
	2021	2020	2019
	(in millions)
Continuing Operations
Net cash repayments on debt obligations	(542.9)	(470.3)	(215.0)
Dividends paid to stockholders	(435.6)	(243.7)	—
Other financing activities	15.4	(6.2)	0.3
Net cash used in financing activities, continuing operations	$(963.1)	$(720.2)	$(214.7)

The following discussions related to our cash flows are presented on a continuing operations basis, which excludes the cash flows from our former Performance Chemicals and Performance Materials businesses, which are accounted for as discontinued operations.
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Net cash provided by operating activities was $137.3 million for the year ended December 31, 2021, compared to $140.1 million provided for the year ended December 31, 2020. Cash generated by net income and non-working capital related activities was higher during the year ended December 31, 2021 by $29.8 million compared to the prior year. Cash used by working capital during the year ended December 31, 2021 was unfavorable compared to the year ended December 31, 2020. Working capital for the year ended December 31, 2021 used cash of $18.1 million, compared to cash provided of $14.5 million for the year ended December 31, 2020.
The increase in cash generated by net income and non-working capital related activities of $29.8 million as compared to the prior year period was primarily due to an increase in gross profit driven by higher sales volumes.
The $32.6 million decrease in cash from working capital as compared to the prior year was primarily due to favorable changes in accrued liabilities, inventories, and accounts payables, which were offset by unfavorable changes in accounts receivable and prepaids.
The unfavorable change in accounts receivable was driven by the increase in sales volumes and higher pass-through pricing within our Ecoservices segment and the timing of sales within our Catalyst Technologies segment. The unfavorable change in prepaid and other current assets relates to the timing of receivables from related parties and the timing of insurance prepayments. The increase in cash provided by inventory was due to the increase in sales within our Catalyst Technologies segment in the current year period. The favorable change in accounts payable is due to the timing of vendor payments as well as capital spending. The favorable change in accrued liabilities relates to changes in various accruals.
Net cash provided by investing activities was $875.7 million for the year ended December 31, 2021, compared to net cash provided of $571.8 million during the year ended December 31, 2020. Cash used in investing activities primarily consisted of $60.0 million and $54.8 million to fund capital expenditures during the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, we divested our Performance Chemicals business and received $978.4 million in net proceeds and acquired Chem32 LLC for $42.6 million. We received proceeds of $2.4 million related to the sale of non-core assets during the year ended December 31, 2020.
Net cash used in financing activities was $963.1 million for the year ended December 31, 2021, compared to net cash used of $720.2 million during the year ended December 31, 2020. Net cash used in financing activities was primarily driven by $542.9 million and $470.3 million in net repayments of our debt and revolving credit facility made during the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, we paid a dividend of $3.20 per common share, which resulted in a cash outflow of $435.6 million.
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Net cash provided by operating activities was $140.1 million for the year ended December 31, 2020, compared to $133.2 million provided for the year ended December 31, 2019. Cash generated by net income and non-working capital related activities was higher during the year ended December 31, 2020 by $3.0 million compared to the prior year. Cash provided by working capital during the year ended December 31, 2020 was favorable compared to the year ended December 31, 2019. Working capital for the year ended December 31, 2020 provided cash of $14.5 million, compared to cash provided of $10.6 million for the year ended December 31, 2019.
The increase in cash generated by net income and non-working capital related activities of $3.0 million as compared to the prior year period was primarily due to a decrease in gross profit driven by lower sales volumes.
The $3.9 million increase in cash from working capital as compared to the prior year was primarily due to unfavorable changes in accrued liabilities and prepaid and other current assets, which were partially offset by favorable changes in accounts receivable, inventories and accounts payable.
The unfavorable change in accrued liabilities was primarily due to the timing of interest and employee-related payments. The increased cash flow contribution from accounts receivable was driven by the timing of collections on our receivable balances during the current year period versus prior year period. The favorable change in inventory balances is due to a reduction in inventory in 2020 compared to an inventory build in 2019. We increased inventory levels at the end of the 2019 period within our polyethylene catalyst product group to meet sales demand in the 2020 period. The favorable change in accounts payable is due to timing of capital expenditure payments.
Net cash provided by investing activities was $571.8 million for the year ended December 31, 2020, compared to net cash used of $54.6 million during the year ended December 31, 2019. Cash used in investing activities primarily consisted of $54.8 million and $55.3 million to fund capital expenditures during the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, we sold our Performance Materials business for net cash proceeds of $624.3 million and sold additional assets which generated proceeds of $2.4 million.
Net cash used in financing activities was $720.2 million for the year ended December 31, 2020, compared to net cash used of $214.7 million during the year ended December 31, 2019. Net cash used in financing activities was primarily driven by $470.3 million and $215.0 million in net repayments of our debt and revolving credit facility made during the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, we paid a dividend of $1.80 per common share, which resulted in a cash outflow of $243.7 million.
Debt

	December 31,
	2021	2020
	(in millions)
the 2018 Term Loan Facility	$—	$671.7
the 2020 Term Loan Facility	—	459.7
the 2021 Term Loan Facility	895.5	—
5.75% Senior Unsecured Notes due 2025	—	295.0
ABL Facility	—	—
Total debt	895.5	1,426.4
Original issue discount	(8.8)	(15.6)
Deferred financing costs	(4.9)	(10.4)
Total debt, net of original issue discount and deferred financing costs	881.8	1,400.4
Less: current portion	(9.0)	—
Total long-term debt, excluding current portion	$872.8	$1,400.4

As of December 31, 2021 our total debt was $895.5 million excluding the original issue discount of $8.8 million and deferred financing fees of $4.9 million for our senior secured credit facilities and notes. Our net debt was $754.6 million, including cash of $140.9 million. Our total available liquidity as of December 31, 2021 was $202.2 million, which represents our cash on hand of $140.9 million plus our excess availability under our asset based lending revolving credit facility of $61.3 million, after giving effect to $17.5 million of outstanding letters of credit and no revolving credit facility borrowings. We may seek, subject to market conditions and other factors, opportunities to repurchase, refinance or otherwise reprice our debt.
Senior Secured Credit Facilities
On May 4, 2016, we entered into senior secured credit facilities (collectively, the “2016 Senior Secured Credit Facilities”) that were comprised of a $1,200.0 million term loan facility consisting of a $900.0 million U.S. dollar-denominated tranche and a $300.0 million Euro-denominated (or €265.0 million) tranche (the “2016 Term Loan Facility”), and a $200.0 million asset-based revolving credit facility (the “ABL Facility”), which provided for up to $200.0 million in revolving credit borrowings consisting of up to $150.0 million in U.S. available borrowings, up to $10.0 million in Canadian available borrowings and up to $40.0 million of European available borrowings. Borrowings under the ABL Facility bear interest at a rate equal to the LIBOR rate or the base rate elected by us at the time of the borrowing plus a margin of between 1.50%-2.00% or 0.50%-1.00%, respectively, depending on availability under the ABL Facility. In addition, there is an annual commitment fee equal to 0.375%, with a step-down to 0.25% based on the average usage of the revolving credit borrowings available.

On February 8, 2018, we refinanced the 2016 Term Loan Facility with a new $1,267.0 million senior secured term loan facility by entering into the Third Amendment Agreement to the 2016 Term Loan Facility, which amended and restated the 2016 Term Loan Facility. Pursuant to the Third Amendment Agreement, the 2018 Term Loan Facility accrued interest at a floating rate of LIBOR (with a zero percent minimum LIBOR floor) plus 2.50% per annum and was scheduled to mature in February 2025.
On February 7, 2020, we re-priced the 2018 Term Loan Facility to reduce the applicable interest rate and extend the maturity of the facility to February 2027. The terms of the facility were substantially consistent following the re-pricing, except that borrowings under the term loan bore interest at a rate equal to a floating rate of LIBOR plus 2.25% per annum.
On March 20, 2020, we amended the ABL Facility to increase the aggregate amount of the revolving loan commitments available by $50.0 million to $250.0 million, consisting of up to $195.0 million in U.S. commitments, up to $15.0 million in Canadian commitments and up to $40.0 million in European commitments. The maturity of the facility was extended to March 20, 2025. Following the amendment, the borrowings under the amended ABL Facility bear interest at a rate equal to the LIBOR rate or the base rate plus a margin of between 1.25% and 1.75% or 0.25% to 0.75%, respectively.
On July 22, 2020, we entered into an agreement for a new senior secured term loan facility (the “2020 Term Loan Facility) for an aggregate principal amount of $650.0 million an original issue discount of 1.5% and interest at a floating rate of LIBOR (with a 1.0% minimum LIBOR floor) plus 3.0% per annum. The proceeds were used to redeem our existing $625.0 million of 6.75% Senior Secured Notes due 2022 and pay the associated early redemption premiums. The 2020 Term Loan Facility required scheduled quarterly amortization payments, each equal to 0.25% of the original principal amount of the loans under the 2020 Term Loan Facility.
On June 9, 2021, we entered into another agreement for a new senior secured term loan facility (the “2021 Term Loan Facility”) for an aggregate principal amount of $900.0 million with an original issue discount of 0.25% and interest at a floating rate of LIBOR (with a 0.50% minimum LIBOR floor) plus 2.75% per annum. We also amended the ABL Facility (the “2021 ABL Amendment”). The proceeds from the 2021 Term Loan Facility were used to pay in full the 2020 Term Loan Facility and partially pay the 2018 Term Loan Facility. The 2021 ABL Amendment amended the aggregate amount of revolving loan commitments available to the borrowers to $100 million, consisting of $90 million in U.S. commitments and $10 million in European commitments and extended the maturity date to August 2, 2026.
Effective on August 1, 2021, we completed the sale of our Performance Chemicals business for $1.1 billion, subject to certain adjustments as set forth in the agreement. We used a portion of the net cash proceeds to repay the remaining 2018 Term Loan Facility principal amount of $231,363.
As of December 31, 2021, there were no revolving credit borrowings under the ABL Facility. Revolving credit borrowings are payable at our option throughout the term of the ABL Facility with the balance due August 2, 2026. We were in compliance with all debt covenants as of December 31, 2021 and 2020, respectively.
We have the ability to request letters of credit under the ABL Facility. We had $17.5 million of letters of credit outstanding as of December 31, 2021, which reduce available borrowings under the ABL Facility by such amounts.
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

5.75% Senior Unsecured Notes due 2025 - Redeemed in 2021
On December 11, 2017, we issued $300.0 million aggregate principal amount of 5.75% Senior Unsecured Notes due 2025 (the “5.75% Senior Unsecured Notes”) in a private placement exempt from the registration requirements of the Securities Act. The 5.75% Senior Unsecured Notes mature on December 15, 2025. Interest on the 5.75% Senior Unsecured Notes is to be paid semi-annually on February 15 and August 15, commencing August 15, 2018, at an annual rate of 5.75% per year.
On August 1, 2021, we used a portion of the net cash proceeds from the sale of our Performance Chemicals business to redeem the 5.750% Senior Notes. The 5.750% Senior Notes were redeemed at a redemption price equal to the sum of 102.875% of the principal amount outstanding plus accrued and unpaid interest to, but excluding, August 2, 2021.
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

	Years ended December 31,
	2021	2020	2019
	(in millions)
Maintenance capital expenditures	$42.8	$36.0	$41.3
Growth capital expenditures	19.6	10.2	12.7
Total capital expenditures	$62.4	$46.2	$54.0

Capital expenditures remained at a level sufficient for required maintenance and certain expansion growth initiatives during these periods. Capital expenditures are higher in the year ended December 31, 2021 as compared to December 31, 2020 as both growth and maintenance expenditures has resumed since COVID-19. Capital expenditures are lower in the year ended December 31, 2020 as compared to December 31, 2019 as both growth and maintenance expenditures were delayed to align with general market conditions.
Pension Funding
We paid an immaterial amount in cash contributions into our defined benefit pension plans and other postretirement plans in December 31, 2021 and $3.3 million and $5.0 million in 2020 and 2019, respectively. The net periodic pension and postretirement expense was $0.3 million, $0.4 million, and $1.5 million for those same periods, respectively.
As of December 31, 2021 and 2020, our pension plans and other post-retirement benefit plans were underfunded by $4.2 million and $12.2 million, respectively.
Off-Balance Sheet Arrangements
We had $17.5 million and $18.2 million of outstanding letters of credit on our revolver facility as of December 31, 2021 and 2020, respectively.
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
As described above, our MSAs with our customers may outline prices for individual products or contract provisions. MSAs in the our Ecoservices segment may contain provisions whereby raw materials costs are passed-through to the customer per the terms of their contract. Our exposure to fluctuations in raw materials prices is limited, as the majority of pass-through contract provisions reset based on fluctuations in the underlying raw material price. MSAs in our Ecoservices segment also contain take-or-pay arrangements, whereby the customer would incur a penalty in the form of a shortfall volume fee. Currently there is no history in which customers fail to meet the contractual minimum. Revenue from product sales are recorded at the sales price, which includes estimates of variable consideration for which reserves are established and which result from discounts, returns or other allowances that are offered within contracts with our customers.
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
Goodwill is tested for impairment at the reporting unit level. In performing tests for goodwill impairment, we are able to use our discretion to first perform an optional qualitative assessment about the likelihood of the carrying value of a reporting unit exceeding its fair value. The qualitative assessment need not be applied to all reporting units. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount based on the qualitative assessment, we perform a quantitative goodwill impairment test to identify the potential goodwill impairment and measure the amount of the goodwill impairment loss, if any, to be recognized for that reporting unit. For the annual assessments in 2021 and 2020, we bypassed the option to perform the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test for each of our reporting units. The quantitative test identifies both the potential existence of impairment and the amount of impairment loss.
In applying the quantitative test, the Company calculates and compares the reporting unit’s estimated fair value to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit and the loss establishes a new basis in the goodwill. Subsequent reversal of an impairment loss is not permitted.
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
For further information see Note 16 Goodwill and Other Intangible Assets.
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

Foreign Exchange Risk
Our financial results are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. We operate a geographically diverse business with approximately 6% and 10% of our sales during the years ended December 31, 2021 and 2020, respectively, coming from our international operations in currencies other than the U.S. dollar. Because consolidated financial results are reported in U.S. dollars, sales or earnings generated in currencies other than the U.S. dollar can result in a significant increase or decrease in the amount of those sales and earnings when translated to U.S. dollars. The financial statements of our operations outside the United States, where the local currency is considered to be the functional currency, are translated into U.S. dollars using the exchange rate in effect at each balance sheet date for assets and liabilities and the average exchange rate for each period for sales, expenses, gains, losses and cash flows. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. The foreign currencies to which we have the most significant exchange rate exposure is the British pound. Sales in this currencies represented approximately 4% of our sales during the year ended December 31, 2021. A 10% change would have impacted sales by approximately $2.7 million, or 0.4% of sales assuming product pricing remained constant. The effect of translating foreign subsidiaries’ balance sheets into U.S. dollars is included in other comprehensive income. The impact of gains and losses on transactions denominated in currencies other than the functional currency of the relevant operations are included in other non-operating expense. Income and expense items are translated at average exchange rates during the year. Net foreign exchange included in other expense was a $4.7 million gain for the year ended December 31, 2021. The foreign currency gain realized in the year ended December 31, 2021 was primarily driven by the non-permanent intercompany debt denominated in local currency and translated to U.S. dollars, and was principally non-cash in nature.
In February 2018, we refinanced our existing senior secured term loan facility whereby the 2018 Term Loan Facility was used to repay the then-existing U.S. dollar denominated and Euro denominated Term Loan Facilities, thus reducing our exposure to fluctuations in the euro. Concurrent with the term loan refinancing, we entered into multiple cross currency swap arrangements to hedge foreign currency risk. The swaps are intended to enable us to effectively hedge our exposure on the net investments of certain of our Euro denominated subsidiaries.
In October 2019, the Company settled all of its February 2018 swaps and concurrently entered into the October 2019 swaps with the same notional amount of €280,000 ($317,173 as of December 31, 2021) and same maturity date of February 2023, which resulted in cash proceeds to the Company of $38,070. Consistent with the February 2018 swaps, the October 2019 swaps were designed to enable the Company to effectively convert a portion of its fixed-rate U.S. dollar-denominated debt obligations under the Senior Secured Term Loan Facility into a Euro-denominated equivalent.
In March 2021, as a result of the Performance Materials and Performance Chemicals divestitures, the Company settled its October 2019 cross-currency swaps. At the date of settlement, the total notional value of the cross-currency swaps was $311,380. The Company paid $13,170 in cash to settle the swaps, as the underlying subsidiary subject to the net investment hedging relationship was part of the Performance Chemicals business.

Interest Rate Risk
We are exposed to fluctuations in interest rates on our Senior Secured Credit Facilities. Changes in interest rates will not affect the market value of such debt but will affect the amount of our interest payments over the term of the loans. Likewise, an increase in interest rates could have a material impact on our cash flow. As of December 31, 2021, a 100 basis point increase in assumed interest rates for our variable interest credit facilities, before impact of any hedges, would have an annual impact of approximately $9.0 million on interest expense.
We hedge the interest rate fluctuations on debt obligations through interest rate cap agreements. We record the fair value of these hedges as assets or liabilities and the related unrealized gains or losses are deferred in stockholders’ equity as a component of other comprehensive income (loss), net of tax. The interest rate caps had a fair value net asset of $3.7 million and $3.2 million at December 31, 2021 and 2020, respectively. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices.
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
Concentration of credit risk can result primarily from trade receivables, for example, with certain customers operating in the same industry or customer groups located in the same geographic region. Credit risk related to these types of receivables is managed through credit approval and monitoring procedures. In the year ended December 31, 2021, we wrote off a nominal amount of bad debt on total sales of $611.2 million.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The consolidated financial statements, supplementary information and financial statement schedules of the Company are set forth beginning on page F-1 of this report.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process, designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made only in accordance with management and board authorizations; and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.

Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2021 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 will be included in our 2022 Proxy Statement, which we intend to file with the SEC within 120 days of our December 31, 2021 fiscal year end, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this Item 11 will be included in our 2022 Proxy Statement, which we intend to file with the SEC within 120 days of our December 31, 2021 fiscal year end, and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 will be included in our 2022 Proxy Statement, which we intend to file with the SEC within 120 days of our December 31, 2021 fiscal year end, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item 13 will be included in our 2022 Proxy Statement, which we intend to file with the SEC within 120 days of our December 31, 2021 fiscal year end, and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item 14 will be included in our 2022 Proxy Statement, which we intend to file with the SEC within 120 days of our December 31, 2021 fiscal year end, and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.
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

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
2.1	Stock Purchase Agreement, dated as of October 15, 2020, by and among PQ Corporation and Potters Buyer, LLC		8-K	001-38221	2.1	10/16/2020
2.2	Stock Purchase Agreement, dated as of February 28, 2021, by and among PQ Group Holdings Inc. and Sparta Aggregator L.P.		8-K	001-38221	2.1	03/04/2021
2.3	Amendment No. 1 to Stock Purchase Agreement, dated as of June 24, 2021, by and among PQ Group Holdings Inc. and Sparta Aggregator L.P.		8-K	001-38221	2.1	6/30/2021
2.4	Amendment No. 2 to Stock Purchase Agreement, dated as of July 12, 2021, by and among PQ Group Holdings Inc. and Sparta Aggregator L.P.		8-K	001-38221	2.1	7/15/2021
3.1	Second Restated Certificate of Incorporation		10-Q	001-38221	3.1	11/14/2017
3.2	Certificate of Amendment of Certificate of Incorporation		8-K	001-38221	3.1	8/3/2021
3.3	Certificate of Correction of Certificate of Amendment of Certificate of Incorporation		10-Q	001-38221	3.3	11/9/2021
3.4	Second Amended and Restated Bylaws of Ecovyst Inc.		8-K	001-38221	3.2	8/3/2021
4.1	Indenture, dated as of May 4, 2016, among PQ Corporation, as Issuer, the Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee and Collateral Agent, including the form of Global Note attached as Exhibit A thereto		S-1	333-218650	4.2	6/9/2017
4.2	Indenture, dated as of December 11, 2017, among PQ Corporation, as Issuer, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee		8-K	001-38221	4.1	12/13/2017
4.3	Description of Ecovyst Inc.’s common stock	X
10.1	Partnership Agreement, dated as of February 1, 1988, by and between PQ Corporation and Shell Polymers and Catalysts Enterprises Inc.		S-1/A	333-218650	10.10	8/14/2017
10.2	First Amendment to Partnership Agreement, dated January 1, 1993, by and among PQ Corporation, Shell Catalyst Ventures Inc. and CRI Zeolites Inc.		S-1/A	333-218650	10.11	8/14/2017
10.3	Second Amendment to Partnership Agreement, dated October 18, 2002, by and between PQ Corporation and Shell Catalyst Ventures Inc.		S-1/A	333-218650	10.12	8/14/2017
10.4	Third Amendment to Partnership Agreement, dated January 1, 2005, by and between PQ Corporation and CRI Zeolites Inc.		S-1/A	333-218650	10.13	8/14/2017
10.5	Form of Amended and Restated Stockholders Agreement between PQ Group Holdings Inc. and certain stockholders of PQ Group Holdings Inc.		S-1/A	333-218650	10.5	9/1/2017
10.6*	Ecovyst Inc. 2017 Omnibus Incentive Plan, as Amended and Restated		S-8	333-262180	4.1	1/14/2022

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.7*	Form of Stock Option Award Agreement under the Ecovyst Inc. 2017 Omnibus Incentive Plan, as Amended and Restated	X
10.8*	Form of Restricted Stock Award Agreement under the Ecovyst Inc. 2017 Omnibus Incentive Plan, as Amended and Restated	X
10.9*	Form of Restricted Stock Unit Award Agreement under the Ecovyst Inc. 2017 Omnibus Incentive Plan, as Amended and Restated	X
10.10*	Form of 2019 Performance Stock Unit Award Agreement under the Ecovyst Inc. 2017 Omnibus Incentive Plan, as Amended and Restated	X
10.11*	Form of 2020 Performance Stock Unit Award Agreement under the Ecovyst Inc. 2017 Omnibus Incentive Plan, as Amended and Restated	X
10.12*	PQ Group Holdings Inc. Stock Incentive Plan		S-1	333-218650	10.6	6/9/2017
10.13*	Form of Nonqualified Stock Option Award Agreement under the PQ Group Holdings Inc. Stock Incentive Plan		S-1	333-218650	10.7	6/9/2017
10.14*	Form of Restricted Stock Agreement under the PQ Group Holdings Inc. Stock Incentive Plan		S-1	333-218650	10.8	6/9/2017
10.15*	Form of Director and Officer Indemnification Agreement		S-1/A	333-218650	10.9	9/1/2017
10.16*	Severance Agreement, dated August 9, 2018, by and between PQ Corporation and Belgacem Chariag		8-K	001-38221	10.2	8/9/2018
10.17*	Severance Agreement, dated August 31, 2017, by and between PQ Corporation and James F. Gentilcore		S-1/A	333-218650	10.18	9/19/2017
10.18*	Letter Agreement, dated August 9, 2018, by and between PQ Corporation, PQ Group Holdings Inc. and James F. Gentilcore		8-K	001-38221	10.1	8/9/2018
10.19*	Separation and General Release Agreement, dated December 21, 2018, by and between PQ Corporation, PQ Group Holdings Inc. and James F. Gentilcore		8-K	001-38221	10.1	12/26/2018
10.20*	Severance Agreement, dated August 31, 2017, by and between PQ Corporation and Michael Crews		S-1/A	333-218650	10.19	9/19/2017
10.21*	Severance Agreement, dated August 31, 2017, by and between PQ Corporation and Scott Randolph		S-1/A	333-218650	10.20	9/19/2017
10.22*	Severance Agreement, dated August 31, 2017, by and between PQ Corporation and Paul Ferrall		S-1/A	333-218650	10.21	9/19/2017
10.23*	Severance Agreement and General Release, dated August 31, 2017, by and between PQ Corporation and Michael R. Boyce		S-1/A	333-218650	10.22	9/19/2017
10.24*	Letter of employment, dated August 30, 2017, by and between PQ Corporation and David Taylor		10-Q	001-38221	10.2	5/10/2019
10.25*	Consent under the August 31, 2017 Severance Agreement, dated March 29, 2019, by and between PQ Corporation and Scott Randolph		10-Q	001-38221	10.3	5/10/2019
10.26*	Transition Agreement and General Release, dated November 15, 2019, between PQ Corporation and David J. Taylor		8-K	001-38221	10.1	11/21/2019
10.27*	Transition Agreement and General Release, dated November 26, 2019, between PQ Corporation and Paul J. Ferrall		8-K	001-38221	10.1	12/03/2019

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.28*	Consulting Agreement, dated November 26, 2019, between PQ Corporation and Paul J. Ferrall		8-K	001-38221	10.2	12/03/2019
10.29*	Amendment to the Severance Agreement, dated August 31, 2017, by and between PQ Corporation and Scott Randolph		10-K	001-38221	10.35	2/27/2020
10.30*	Letter of employment, dated December 8, 2015, by and between PQ Corporation and Ray Kolberg		10-K	001-38221	10.36	2/27/2020
10.31*	Severance Agreement, dated September 25, 2017, by and between PQ Corporation and Joseph S. Koscinksi		10-K	001-38221	10.37	2/27/2020
10.32*	Transition Agreement and General Release and Waiver of Claims, dated December 16, 2020, between PQ Corporation and Scott Randolph		8-K	001-38221	10.1	12/18/2020
10.33*	Transition Agreement and General Release and Waiver of Claims by and between the Company, PQ and Michael Crews		8-K	001-38221	10.1	3/23/2021
10.34	Term Loan Credit Agreement, dated as of June 9, 2021 among CPQ Midco I Corporation, PQ Corporation, Ecovyst Catalyst Technologies LLC, Eco Services Operations Corp., Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders from time to time party thereto, with Citibank, N.A., Credit Suisse Loan Funding LLC, BofA Securities, Inc., Deutsche Bank Securities Inc., Goldman Sachs Bank USA, KeyBanc Capital Markets Inc. and Truist Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners		8-K	001-38221	10.1	6/11/2021
10.35
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
			8-K	001-38221	10.2	6/11/2021
10.36*	Amendment to Form of Director and Officer Indemnification Agreement		10-Q	001-38221	10.3	8/9/2021
10.37*	Form of Ecovyst Inc. Director and Officer Indemnification Agreement		10-Q	001-38221	10.4	8/9/2021
10.38*	Form of 2021 Performance Stock Unit Award Agreement under the Ecovyst Inc. 2017 Omnibus Incentive Plan, as Amended and Restated	X
21.1	Subsidiaries of Ecovyst Inc.	X
23.1
Consent of PricewaterhouseCoopers LLP related to the consolidated financial statements and financial statement schedule of Ecovyst Inc. as of December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021
		X
23.2
Consent of PricewaterhouseCoopers LLP related to the financial statements of Zeolyst International as of December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021
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
101
The following financial statements from the Annual Report on Form 10-K of Ecovyst Inc. for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
104	The cover page from the Annual Report on Form 10-K of Ecovyst Inc. for the year ended December 31, 2021, formatted in Inline XBRL	X
* Management contract or compensatory plan
ITEM 16.    FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOVYST INC.

Date:	March 1, 2022	By:	/s/ MICHAEL FEEHAN
Michael Feehan
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BELGACEM CHARIAG	Chairman of the Board, President and Chief Executive Officer	March 1, 2022
Belgacem Chariag	(Principal Executive Officer)

/s/ MICHAEL FEEHAN	Vice President and Chief Financial Officer	March 1, 2022
Michael Feehan	(Principal Financial and Accounting Officer)

/s/ GREG BRENNEMAN	Director	March 1, 2022
Greg Brenneman

/s/ TIMOTHY WALSH	Director	March 1, 2022
Timothy Walsh

/s/ MARK McFADDEN	Director	March 1, 2022
Mark McFadden

/s/ CHRISTOPHER BEHRENS	Director	March 1, 2022
Christopher Behrens

/s/ ROBERT COXON	Director	March 1, 2022
Robert Coxon

/s/ ANDREW CURRIE	Director	March 1, 2022
Andrew Currie

/s/ JONNY GINNS	Director	March 1, 2022
Jonny Ginns

/s/ KYLE VANN	Director	March 1, 2022
Kyle Vann

/s/ MARTIN S. CRAIGHEAD	Director	March 1, 2022
Martin S. Craighead

/s/ SUSAN F. WARD	Director	March 1, 2022
Susan F. Ward

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Ecovyst Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ecovyst Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Goodwill Impairment Assessment - Catalyst Technologies Reporting Unit
As described in Notes 2 and 16 to the consolidated financial statements, goodwill associated with the Company’s Catalyst Technologies reporting unit was $79.5 million as of December 31, 2021. Management is required to test goodwill associated with each of its reporting units for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that goodwill may be impaired. Management performs its annual goodwill impairment test as of October 1. Goodwill is tested for impairment at the reporting unit level. If the carrying value of a reporting unit exceeds its implied fair value, an impairment charge is recognized. Management determined the fair value of its reporting units using a split between a market approach and an income, or discounted cash flow, approach. In applying the market approach, management estimates reporting unit market approach fair value using publicly traded comparable company values and applies the selected market multiples to each reporting unit’s trailing twelve months adjusted EBITDA. Management estimates reporting unit income-based fair value using the discounted cash flow approach, which requires use of significant assumptions including revenue growth rates and discount rate.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Catalyst Technologies reporting unit is a critical audit matter are (i) the significant judgment by management when determining the fair value of the Catalyst Technologies reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to market multiples, revenue growth rates, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Catalyst Technologies reporting unit. These procedures also included, among others, (i) testing management’s process for determining the fair value of the reporting unit; (ii) evaluating the appropriateness of the market and income approaches; (iii) evaluating the reasonableness of the significant assumptions used by management related to market multiples, revenue growth rates, and discount rate; and (iv) testing the completeness and accuracy of the underlying data used in the market and income approaches. Evaluating management’s significant assumptions related to revenue growth rates involved evaluating whether the assumption was reasonable considering (i) the current and past performance of the Catalyst Technologies reporting unit; (ii) consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the market and income approaches and (ii) the reasonableness of the market multiples and discount rate significant assumptions.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 1, 2022

We have served as the Company’s auditor since 2015.

ECOVYST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years ended December 31,
	2021	2020	2019
Sales	$611,201	$495,920	$532,747
Cost of goods sold	434,540	344,967	365,537
Gross profit	176,661	150,953	167,210
Selling, general and administrative expenses	97,781	81,545	83,509
Other operating expense, net	24,273	17,842	17,734
Operating income	54,607	51,566	65,967
Equity in net income from affiliated companies	(27,737)	(21,065)	(45,808)
Interest expense, net	36,990	50,409	66,872
Debt extinguishment costs	26,902	25,028	3,400
Other (income) expense, net	4,511	(5,021)	(1,916)
Income from continuing operations before income taxes and noncontrolling interest	13,941	2,215	43,419
Provision (benefit) for income taxes	12,147	(52,065)	12,299
Net income from continuing operations	1,794	54,280	31,120
Net (loss) income from discontinued operations, net of tax	(141,410)	(335,984)	49,190
Net (loss) income	(139,616)	(281,704)	80,310
Less: Net income (loss) attributable to the noncontrolling interest - discontinued operations	333	(2,933)	771
Net (loss) income attributable to Ecovyst Inc.	$(139,949)	$(278,771)	$79,539

Income from continuing operations	$1,794	$54,280	$31,120
(Loss) income from discontinued operations	(141,743)	(333,051)	48,419
Net (loss) income attributable to Ecovyst Inc.	$(139,949)	$(278,771)	$79,539

Net (loss) income per share:
Basic income per share - continuing operations:	$0.01	$0.40	$0.23
Diluted income per share - continuing operations:	$0.01	$0.40	$0.23

Basic (loss) income per share - discontinued operations	$(1.04)	$(2.46)	$0.36
Diluted (loss) income per share - discontinued operations	$(1.03)	$(2.44)	$0.36

Basic (loss) income per share	$(1.03)	$(2.06)	$0.59
Diluted (loss) income per share	$(1.02)	$(2.04)	$0.59

Weighted average shares outstanding:
Basic	136,167,384	135,528,977	134,389,667
Diluted	137,708,931	136,450,953	135,548,694
See accompanying notes to consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended December 31,
	2021	2020	2019
Net (loss) income	$(139,616)	$(281,704)	$80,310
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits	5,794	1,938	2,430
Net gain (loss) from hedging activities	2,914	166	(2,665)
Foreign currency translation	10,611	(17,519)	22,889
Total other comprehensive income (loss)	19,319	(15,415)	22,654
Comprehensive (loss) income	(120,297)	(297,119)	102,964
Less: Comprehensive (loss) income attributable to noncontrolling interests	333	(3,856)	1,543
Comprehensive (loss) income attributable to Ecovyst Inc.	$(120,630)	$(293,263)	$101,421

See accompanying notes to consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$140,889	$113,377
Accounts receivables, net	80,802	45,943
Inventories, net	53,813	52,789
Prepaid and other current assets	16,165	11,468
Current assets held for sale	—	205,090
Total current assets	291,669	428,667
Investments in affiliated companies	446,074	458,128
Property, plant and equipment, net	596,231	591,710
Goodwill	406,139	391,565
Other intangible assets, net	145,617	137,446
Right-of-use lease assets	30,115	28,943
Other long-term assets	15,374	12,446
Long-term assets held for sale	—	1,149,443
Total assets	$1,931,219	$3,198,348
LIABILITIES
Current maturities of long-term debt	$9,000	$—
Accounts payable	51,860	38,131
Operating lease liabilities—current	8,306	6,715
Accrued liabilities	75,915	48,482
Current liabilities held for sale	—	108,537
Total current liabilities	145,081	201,865
Long-term debt, excluding current portion	872,839	1,400,369
Deferred income taxes	126,749	126,210
Operating lease liabilities—noncurrent	21,719	21,972
Other long-term liabilities	24,094	15,399
Long-term liabilities held for sale	—	155,354
Total liabilities	1,190,482	1,921,169
Commitments and contingencies (Note 25)
EQUITY
Common stock ($0.01 par); authorized shares 450,000,000; issued shares 137,820,971 and 137,102,143 on December 31, 2021 and 2020, respectively; outstanding shares 136,938,758 and 136,318,557 on December 31, 2021 and 2020, respectively	1,378	1,371
Preferred stock ($0.01 par); authorized shares 50,000,000; no shares issued or outstanding on December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	1,073,409	1,477,859
Accumulated deficit	(315,707)	(175,758)
Treasury stock, at cost; shares 882,213 and 783,586 on December 31, 2021 and 2020, respectively	(12,551)	(11,081)
Accumulated other comprehensive loss	(5,792)	(15,265)
Total Ecovyst Inc. equity	740,737	1,277,126
Noncontrolling interest	—	53
Total equity	740,737	1,277,179
Total liabilities and equity	$1,931,219	$3,198,348
See accompanying notes to consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Shares of Common stock	Common stock	Additional paid-in capital	Retained earnings (accum. deficit)	Shares of Treasury stock	Treasury stock, at cost	Accum. other comp. income (loss)	Non-control ling interest	Total
December 31, 2018	135,758,269	$1,358	$1,674,703	$25,523	(166,224)	$(2,920)	$(39,104)	$4,585	$1,664,145
Cumulative effect adjustment from adoption of new accounting standards	—	—	—	(2,049)	—	—	1,874	—	(175)
December 31, 2018, as adjusted	135,758,269	$1,358	$1,674,703	$23,474	(166,224)	$(2,920)	$(37,230)	$4,585	$1,663,970
Net income	—	—	—	79,539	—	—	—	771	80,310
Other comprehensive income	—	—	—	—	—	—	21,882	772	22,654
Tax withholdings on equity award vesting	—	—	—	—	(230,197)	(3,563)	—	—	(3,563)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(260)	(260)
Stock compensation expense	—	—	18,225	—	—	—	—	—	18,225
Shares issued under equity incentive plan, net of forfeitures	1,103,113	11	3,971	—	—	—	—	—	3,982
December 31, 2019	136,861,382	$1,369	$1,696,899	$103,013	(396,421)	$(6,483)	$(15,348)	$5,868	$1,785,318
Net loss	—	—	—	(278,771)	—	—	—	(2,933)	(281,704)
Other comprehensive loss	—	—	—	—	—	—	(14,492)	(923)	(15,415)
Repurchases of common shares	—	—	—	—	(211,700)	(2,059)	—	—	(2,059)
Tax withholdings on equity award vesting	—	—	—	—	(175,465)	(2,539)	—	—	(2,539)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,219)	(1,219)
Dividends paid on common stock ($1.80 per share)	—	—	(243,749)	—	—	—	—	—	(243,749)
Disposal of business	—	—	—	—	—	—	14,575	(740)	13,835
Stock compensation expense	—	—	24,366	—	—	—	—	—	24,366
Shares issued under equity incentive plan, net of forfeitures	240,761	2	343	—	—	—	—	—	345
December 31, 2020	137,102,143	1,371	1,477,859	(175,758)	(783,586)	(11,081)	(15,265)	53	1,277,179
Net (loss) income	—	—	—	(139,949)	—	—	—	333	(139,616)
Other comprehensive income	—	—	—	—	—	—	19,319	—	19,319
Tax withholdings on equity award vesting	—	—	—	—	(98,627)	(1,470)	—	—	(1,470)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,109)	(1,109)
Dividends paid on common stock ($3.20 per share)	—	—	(435,593)	—	—	—	—	—	(435,593)
Disposal of business	—	—	—	—	—	—	(9,846)	723	(9,123)
Stock compensation expense	—	—	30,404	—	—	—	—	—	30,404
Shares issued under equity incentive plan, net of forfeitures	718,828	7	739	—	—	—	—	—	746
December 31, 2021	137,820,971	$1,378	$1,073,409	$(315,707)	(882,213)	$(12,551)	$(5,792)	$—	$740,737

See accompanying notes to consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(139,616)	$(281,704)	$80,310
Net loss (income) from discontinued operations	141,410	335,984	(49,190)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	65,955	65,333	61,244
Amortization	13,786	11,593	13,537
Amortization of deferred financing costs and original issue discount	1,907	2,515	2,799
Debt extinguishment costs	21,166	22,658	3,400
Foreign currency exchange (gain) loss	4,716	(5,264)	1,228
Pension and postretirement healthcare (benefit) expense	(302)	416	1,471
Pension and postretirement healthcare benefit funding	—	(3,264)	(4,955)
Deferred income tax (benefit) provision	4,548	(60,060)	3,898
Net loss on asset disposals	5,666	4,722	4,559
Stock compensation	31,838	17,194	13,281
Equity in net income from affiliated companies	(27,737)	(21,065)	(45,808)
Dividends received from affiliated companies	35,000	40,000	40,000
Other, net	(2,930)	(3,478)	(3,185)
Working capital changes that provided (used) cash, excluding the effect of acquisitions and dispositions:
Receivables	(33,476)	6,971	4,486
Inventories	631	(2,976)	(4,226)
Prepaids and other current assets	(7,827)	(1,359)	2,883
Accounts payable	10,006	6,868	541
Accrued liabilities	12,597	5,015	6,903
Net cash provided by operating activities, continuing operations	137,338	140,099	133,176
Net cash provided by operating activities, discontinued operations	(7,420)	83,499	134,587
Net cash provided by operating activities	129,918	223,598	267,763
Cash flows from investing activities:
Purchases of property, plant and equipment	(60,045)	(54,837)	(55,252)
Proceeds from business divestiture, net of cash and indebtedness	978,449	624,256	—
Proceeds from sale of assets	—	2,375	—
Business combinations, net of cash acquired	(42,639)	—	—
Other, net	(12)	—	469
Net cash provided by (used in) investing activities, continuing operations	875,753	571,794	(54,783)
Net cash (used in) provided by investing activities, discontinued operations	(40,021)	(20,322)	19,424
Net cash provided by (used in) investing activities	835,732	551,472	(35,359)

	Years ended December 31,
	2021	2020	2019
Cash flows from financing activities:
Draw down of revolving credit facilities	—	126,500	175,500
Repayments of revolving credit facilities	—	(126,500)	(175,500)
Issuance of long-term debt, net of original issue discount and financing fees	897,750	640,340	—
Debt issuance costs	(1,293)	(8,987)	—
Repayments of long-term debt	(1,430,863)	(1,091,134)	(215,000)
Debt prepayment fees	(8,481)	(10,550)	—
Proceeds from financing obligation	16,005	—	—
Dividends paid to stockholders	(435,593)	(243,749)	—
Repurchases of common shares	—	(2,059)	—
Tax withholdings on equity award vesting	(1,470)	(2,539)	(3,563)
Proceeds from stock options exercised	746	373	3,975
Repayments of financing obligation	(1,435)	—	—
Other	1,545	(1,875)	(155)
Net cash used in financing activities, continuing operations	(963,089)	(720,180)	(214,743)
Net cash used in financing activities, discontinued operations	(1,144)	(2,640)	(1,350)
Net cash used in financing activities	(964,233)	(722,820)	(216,093)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,253	11,052	(2,120)
Net change in cash, cash equivalents and restricted cash	3,670	63,302	14,191
Cash, cash equivalents and restricted cash at beginning of period	137,219	73,917	59,726
Cash, cash equivalents and restricted cash at end of period	140,889	137,219	73,917
Less cash, cash equivalents and restricted cash of discontinued operations	—	(22,202)	(36,505)
Cash, cash equivalents and restricted cash at end of period of continuing operations	$140,889	$115,017	$37,412

For supplemental cash flow disclosures, see Note 28.
See accompanying notes to consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
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
Basis of Presentation
On December 14, 2020, the Company completed the sale of its Performance Materials business for $650,000, and the financial results of this business have been presented as discontinued operations in the consolidated financial statements for all periods presented. See Note 4 for more information on the transaction.
Effective on August 1, 2021, the Company completed the sale of its Performance Chemicals business for $1,100,000, subject to certain purchase price adjustments as set forth in the agreement. Upon entering into the definitive agreement on February 28, 2021, the transaction met the held for sale criteria and consequently the financial results of the Performance Chemicals business are reported in discontinued operations in the consolidated financial statements for all periods presented. See Note 5 for more information on the transaction.
In connection with the closing of the sale of the Performance Chemicals business, the Company changed its name from “PQ Group Holdings Inc.” to “Ecovyst Inc.”, changed the ticker symbol of its common stock listed on the New York Stock Exchange from “PQG” to “ECVT” and rebranded PQ Group Holdings segments from “Refining Services” to “Ecoservices” and “Catalysts” to “Catalyst Technologies”. Financial information presented herein related to the Ecoservices and Catalyst Technologies segments remains unchanged from the Company’s previously issued financial statements filed on Form 10-K for the years ended December 31, 2020 and 2019, respectively.
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
COVID-19
In March 2020, the outbreak of a novel coronavirus (“COVID-19”) was declared a national emergency in the United States. The spread of COVID-19 in the United States and other parts of the world has adversely impacted economic activity and contributed to volatility in financial markets. In response to the COVID-19 pandemic, the federal government and various state, local and foreign governments have issued decrees and orders that have disrupted many businesses and implemented social distancing, travel and other restrictions. During the year ended December 31, 2020, the Company took actions to mitigate the slowdown in its business as a result of the effects of COVID-19, including adjusting its production levels to meet anticipated customer demand, reducing discretionary spending, furloughs, delaying headcount additions and deferring capital maintenance expenditures. The Company also implemented and refined its business continuity plans in an effort to minimize operational disruptions.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The Company’s manufacturing plants require a limited number of on-site employees in order to continue to operate effectively. The Company has not experienced any material production issues, but has had limited and temporary shutdowns or slowdowns in some of its facilities. The Company has also seen limited disruptions in the availability of certain of its raw materials and other supplies, which to date have not had a material impact on production. During the year ended December 31, 2021, as the economy began to recover from the global pandemic, the demand for most of the Company’s products and services increased. With the increased demand for the Company’s products, its businesses began to produce and sell its products to its customers consistent with pre-pandemic levels.
2. Summary of Significant Accounting Policies:
Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. Investments in affiliated companies are recorded at cost plus the Company’s equity in their undistributed earnings. All intercompany transactions have been eliminated.
Foreign Currency Translation. All assets and liabilities of foreign subsidiaries and affiliated companies are translated to U.S. dollars using exchange rates in effect at the balance sheet date. Adjustments resulting from translation of the balance sheets are included in stockholders’ equity as part of accumulated other comprehensive income (loss). Adjustments resulting from translation of certain intercompany loans, which are not considered permanent and are denominated in foreign currencies, are included in other (income) expense, net in the consolidated statements of income. The Company considers intercompany loans to be of a permanent or long-term nature if management expects and intends that the loans will not be repaid. For the years ended December 31, 2021, 2020 and 2019, all intercompany loan arrangements were determined to be non-permanent based on management’s intention as well as actual lending and repayment activity. Therefore, the foreign currency transaction gains or losses associated with the intercompany loans were recorded in the consolidated statements of income for the years ended December 31, 2021, 2020 and 2019.
Income and expense items are translated at average exchange rates during the year. Net foreign currency exchange (gains) and losses included in other (income) expense, net were $4,716, $(5,264) and $1,228 for the years ended December 31, 2021, 2020 and 2019, respectively. The net foreign currency losses realized during these years were driven by the non-permanent intercompany debt denominated in local currency and translated to U.S. dollars.
Cash and Cash Equivalents. Cash and cash equivalents include highly liquid investments with original terms to maturity of 90 days or less from the time of purchase.
Restricted Cash. Restricted cash, which is restricted as to withdrawal or usage, is classified separately from cash and cash equivalents on the Company’s consolidated balance sheets. The Company’s total restricted cash balances were $0 and $1,640 as of December 31, 2021 and 2020, respectively, and are included on the Company’s consolidated balance sheets as prepaid and other current assets.
Accounts Receivable and Allowance for Credit Losses. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable and is reviewed during each reporting period over their contractual life. The Company recognizes an allowance for credit losses based on historical collection experience, current regional economic and market conditions, the aging of accounts receivable and assessments of current creditworthiness of customers. Account balances are charged against the allowance when the Company believes it is probable that the associated receivables will not be recovered. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s allowance for credit losses was not material as of December 31, 2021 and 2020.
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

ECOVYST INC. AND SUBSIDIARIES
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
The Company capitalizes the interest cost associated with the development and construction of significant new plant and equipment and depreciates that amount over the lives of the related assets. Capitalized interest recorded during the years ended December 31, 2021, 2020 and 2019 was $1,235, $1,788 and $1,941, respectively.
Leases. The Company has operating and finance lease agreements with remaining lease terms as of December 31, 2021 of up to 23 years, including leases of land, buildings, railcars, vehicles, manufacturing equipment and general office equipment. Some leases include options to terminate or extend for one or more years. These options are incorporated in the Company’s lease term when it is reasonably certain that the option will be exercised. Some leases include options to purchase, which the Company assesses under the guidance to determine if these leases should be classified as finance lease agreements.
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

ECOVYST INC. AND SUBSIDIARIES
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
Goodwill is tested for impairment at the reporting unit level. In performing tests for goodwill impairment, the Company is able to use its discretion to first perform an optional qualitative assessment about the likelihood of the carrying value of a reporting unit exceeding its fair value. The qualitative assessment need not be applied to all reporting units. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount based on the qualitative assessment, the Company will perform a quantitative goodwill impairment test to identify the potential goodwill impairment and measure the amount of the goodwill impairment loss, if any, to be recognized for that reporting unit. For the annual assessments in 2021 and 2020, the Company bypassed the option to perform the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test for each of its reporting units. The quantitative test identifies both the potential existence of impairment and the amount of impairment loss.
In applying the quantitative test, the Company calculates and compares the reporting unit’s estimated fair value to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit and the loss establishes a new basis in the goodwill. Subsequent reversal of an impairment loss is not permitted.
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

ECOVYST INC. AND SUBSIDIARIES
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
Derivative Financial Instruments. The Company utilizes certain derivative financial instruments to enhance its ability to manage risk, including exposure to interest rate fluctuations that exist as part of ongoing business operations. Derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures.
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
Fair Value Measurements. The Company measures fair value using the guidelines under U.S. generally accepted accounting principles (“GAAP”). An asset’s fair value is defined as the price at which the asset could be exchanged in a current transaction between market participants. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a market participant, not the amount that would be paid to settle the liability with the creditor. See Note 8 to these consolidated financial statements regarding the application of fair value measurements.
The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these items. See Note 18 to these consolidated financial statements regarding the fair value of debt.

ECOVYST INC. AND SUBSIDIARIES
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
Shipping and Handling Costs. Amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and are classified as revenue. Costs related to shipping and handling of products shipped to customers are classified as cost of goods sold. Refer to Note 7 for disclosures regarding the recognition of revenue for shipping and handling costs that are billed to customers.
Research and Development. Research and development costs of $7,499, $7,137 and $7,357 for the years ended December 31, 2021, 2020 and 2019, respectively, were expensed as incurred and reported in selling, general and administrative expenses in the consolidated statements of income.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Environmental Expenditures. Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with the Company’s capitalization policy for property, plant and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the remediation is probable and the cost can be reasonably estimated. Recoveries of expenditures for environmental remediation are recognized as assets only when recovery is deemed probable. See Note 25 to these consolidated financial statements regarding commitments and contingencies and Note 17 regarding the accrued environmental reserve.
Deferred Financing Costs. Financing costs incurred in connection with the issuance of long-term debt are deferred and presented as a direct reduction from the related debt instruments on the Company’s consolidated balance sheets. Deferred financing costs are amortized as interest expense using the effective interest method over the respective terms of the associated debt instruments.
Stock-Based Compensation. The Company applies the fair value based method to account for stock options, restricted stock awards, restricted stock units and performance stock units issued in connection with its equity incentive plans. Stock-based compensation expense is recognized on a straight-line basis over the vesting periods of the respective awards, and the Company accounts for forfeitures of equity incentive awards as they occur. In connection with the vesting of restricted stock awards, restricted stock units and performance stock units, shares of common stock may be delivered to the Company by employees to satisfy withholding tax obligations at the instruction of the employee award holders. These transactions when they occur are accounted for as stock repurchases by the Company, with the shares returned to treasury stock at a cost representing the payment by the Company of the tax obligations on behalf of the employees in lieu of shares for the vesting event. See Note 23 to these consolidated financial statements regarding compensation expense associated with the Company’s equity incentive awards.
Pensions and Postretirement Benefits. The Company maintains qualified and non-qualified defined benefit pension plans that cover employees in the United States as well as certain employees in other international locations. Benefits for a majority of the plans are based on average final pay and years of service. Our funding policy, consistent with statutory requirements, is based on actuarial computations utilizing the projected unit credit method of calculation. Not all defined benefit pension plans are funded. In the United States the pension plans’ assets include equity and fixed income securities. In our other international locations, the pension plans’ assets include insurance contracts. Certain assumptions are made regarding the occurrence of future events affecting pension costs, such as mortality, withdrawal, disablement and retirement, changes in compensation and benefits, and discount rates to reflect the time value of money.
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

ECOVYST INC. AND SUBSIDIARIES
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
Reclassifications. Certain reclassifications have been made to the historical presentation of notes accompanying the consolidated financial statements to conform with the current year presentation.
3. New Accounting Standards:
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
Accounting Standards Not Yet Adopted as of December 31, 2021
In November 2021, the FASB issued guidance that requires entities to provide certain disclosures when they (1) have received government assistance and (2) use a grant or contribution accounting model by analogy to other accounting guidance. Previously, there was no guidance under GAAP on recognizing or measuring government grants to business entities. The new guidance does not provide any additional guidance on this topic; rather, it only provides guidance on required disclosures for business entities that receive government assistance and apply another grant or contribution accounting framework by analogy. The new guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted, and can be applied either prospectively or retrospectively. The Company adopted the new guidance as required on January 1, 2022; the Company has not identified any significant government assistance or grants subject to the scope of the guidance upon adoption.
In October 2021, the FASB issued guidance that requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with revenue recognition guidance. Under current GAAP, contract assets and contract liabilities acquired in a business combination are recorded by the acquirer at fair value. The new guidance creates an exception to the general recognition and measurement principles related to business combinations, and is expected to result in the acquirer recognizing contract assets and liabilities at the same amounts recorded by the acquiree. The new guidance is effective for business combinations occurring during fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the new guidance, which would only be applied prospectively to business combinations upon the adoption of the guidance.
In March 2020 and January 2021, the FASB issued guidance to address certain accounting consequences from the anticipated transition from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The new guidance contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based on matches the index of the corresponding

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
4. Performance Materials Divestiture:
On December 14, 2020, the Company completed the sale of its Performance Materials business to Potters Buyer, LLC (the “Purchaser”), an affiliate of The Jordan Company, L.P., for a purchase price of $650,000. The net cash proceeds to the Company from the sale were $624,256 after certain customary adjustments for indebtedness, working capital and cash at the closing of the transaction. The Company classified the proceeds within net cash provided by (used in) investing activities – continuing operations in the consolidated statements of cash flows and used the net proceeds from the sale as well as cash on hand to pay down debt and issue a special cash dividend of $1.80 per share to stockholders.
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
The total transaction costs incurred in connection with the sale were approximately $13,161 for the year ended December 31, 2020. The Company recorded a pre-tax loss on sale of $70,878, which is included in net (loss) income from discontinued operations, net of tax in the Company’s consolidated statements of income for the year ended December 31, 2020. The following is a reconciliation of the loss recorded on the sale:

Net proceeds received from the sale of Performance Materials	$624,256
Transaction costs	(13,161)
Net assets derecognized	(681,973)
Loss on sale of Performance Materials	$(70,878)
In connection with the sale of Performance Materials and the related loss, as noted above, the Company has recognized a tax expense of $58,008 within discontinued operations for the year ended December 31, 2020.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table summarizes the results of discontinued operations for the periods presented:

	Years ended December 31,
	2020	2019
Sales	$342,738	$373,686
Cost of goods sold	251,917	281,566
Selling, general and administrative expenses	33,195	37,364
Other operating expense, net	18,289	14,462
Operating income	39,337	40,294
Equity in net income from affiliated companies	(37)	(12)
Interest expense, net (1)	16,210	24,453
Other (income) expense, net	(3,481)	274
Loss on sale of Performance Materials	70,878	—
(Loss) income from discontinued operations before income tax	(44,233)	15,579
Provision for income taxes	58,008	1,022
(Loss) income from discontinued operations, net of tax	$(102,241)	$14,557

(1)    The closing of the transaction triggered the Company’s obligation to provide partial repayment under both its Amended and Restated Term Loan Credit Agreement, dated May 4, 2016, and its New Term Loan Credit Agreement, dated as of July 22, 2020. As such, interest expense has been allocated to discontinued operations on the basis of the Company’s required refinancing of debt repayment provision of $275,787 of the Senior Secured Term Loan Facility due February 2027 and its required repayment of $188,722 of the Senior Secured Term Loan Facility due February 2027.
During the year ended December 31, 2021, the Company incurred transaction costs of $2,054 and stock-based compensation expense of $1,970, and an associated tax benefit of $988 related to the Performance Materials divestiture, as well as a provision to return benefit of $5,429 related to the filing of the 2020 tax returns filed in the fourth quarter of 2021, which is included in loss from discontinued operations, net of tax.
Net income attributable to the noncontrolling interest related to the Performance Materials business, net of tax was $265 and $154 for the years ended December 31, 2020 and 2019, respectively.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table summarizes the assets and liabilities of discontinued operations at December 31, 2019:

December 31, 2019
ASSETS
Cash and cash equivalents	$18,423
Accounts receivables, net	40,484
Inventories, net	143,323
Prepaid and other current assets	4,139
Current assets held for sale	$206,369

Investments in affiliated companies	$115
Property, plant and equipment, net	175,614
Goodwill	286,227
Other intangible assets, net	121,113
Right-of-use lease assets	8,878
Other long-term assets	71,697
Long-term assets held for sale	$663,644

LIABILITIES
Notes payable and current maturities of long-term debt	$7,766
Accounts payable	30,267
Operating lease liabilities—current	3,326
Accrued liabilities	16,744
Current liabilities held for sale	$58,103

Long-term debt, excluding current portion	$55,972
Deferred income taxes	8,612
Operating lease liabilities—noncurrent	5,248
Other long-term liabilities	17,366
Long-term liabilities held for sale	$87,198
Upon the close of the transaction, the Company entered into a Transition Services Agreement with the buyer pursuant to which the buyer is receiving certain services to provide for the orderly transition of various functions and processes after the closing of the transaction. The services under the Transition Services Agreement include information technology, accounting, tax, financial services, human resources, facilities, and other administrative support services. These services are being provided at cost for a period of 9 months, with three 30-day extensions available. The Company billed $3,314 under the Transition Services Agreement to the buyer during the year ended December 31, 2021. Those billings are included in selling, general and administrative expenses on the consolidated financial statements.

Additionally, in connection with the transaction, the Company entered into various supply agreements with the Purchaser. Cash flows associated with these transition services and supply agreements are not expected to be material to the Company’s results of operations.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

5. Performance Chemicals Divestiture:
On February 28, 2021, the Company entered into a definitive agreement to sell its Performance Chemicals business to Sparta Aggregator L.P. (the “Buyer”), a partnership established by Koch Minerals & Trading, LLC and Cerberus Capital Management, L.P. for a purchase price of $1,100,000 subject to certain adjustments including indebtedness, cash, working capital and transaction expenses. The Company completed the sale of its Performance Chemicals business effective on August 1, 2021. The net cash proceeds to the Company from the sale were $978,449 after certain customary adjustments for indebtedness, working capital and cash at the closing of the transaction. The Company classified the proceeds within net cash provided by (used in) investing activities – continuing operations in the consolidated statements of cash flows and used the net proceeds from the sale as well as cash on hand to pay down debt and issue a special cash dividend of $3.20 per share to stockholders.
Prior to the closing of the transaction, the disposal group was tested for recoverability as of each of the balance sheet dates since meeting the discontinued operations criteria, and the Company recognized an estimated disposal loss of $109,584 during the year ended December 31, 2021, which was included in net loss from discontinued operations, net of tax on the consolidated statements of income for the respective periods.
During the year ended December 31, 2021, the Company incurred transaction costs of $35,402 and stock-based compensation expense of $5,691 in connection with the sale, which is included in loss from discontinued operations, net of tax. The final pre-tax loss on the sale of the Performance Chemicals business was $150,230, which is included in net (loss) income from discontinued operations, net of tax in the Company’s consolidated statements of income for the year ended December 31, 2021. The following is a reconciliation of the loss recorded on the sale:

Net proceeds received from the sale of the Performance Chemicals business	$978,449
Transaction costs	(35,402)
Net assets derecognized	(1,093,277)
Loss on sale of the Performance Chemicals business	$(150,230)
In connection with the sale of the Performance Chemicals business and the related loss, as noted above, the Company has recognized a tax benefit of $37,255 within net loss from discontinued operations, net of tax on the consolidated statement of income.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table summarizes the results of discontinued operations related to Performance Chemicals for the periods presented:

	Years ended December 31,
	2021	2020
Sales	$389,870	$614,704
Cost of goods sold	284,220	492,302
Selling, general and administrative expenses	29,856	43,749
Goodwill impairment charge	75,080	260,000
Other operating expense, net(1)	14,765	33,144
Loss on sale of the Performance Chemicals business	150,230	—
Operating (loss) income	(164,281)	(214,491)
Equity in net income from affiliated companies	(111)	(172)
Interest expense, net (2)	10,730	16,570
Other income, net	(6,210)	(1,089)
(Loss) income from discontinued operations before income tax	(168,690)	(229,800)
(Benefit) Provision for income taxes	(24,886)	3,943
(Loss) income from discontinued operations, net of tax	$(143,804)	$(233,743)

(1)     The Company reclassified transaction costs that were previously recorded to this line item and included those charges in the line item Loss on sale of the Performance Chemicals business during the years ended December 31, 2021 and 2020.
(2)     Upon the close of the transaction, the Company used a portion of the net proceeds to repay a portion of its outstanding debt amounting to $526,363. Refer to Note 18 for additional details on the repayment of outstanding debt. Prior to the Company’s debt refinancing in June 2021, the Company’s outstanding term loan facilities had required refinancing of debt with repayment provisions. As a result, interest expense has been allocated to discontinued operations on the basis of the Company’s total repayment of $526,363.
Net (loss) income attributable to the noncontrolling interest related to the Performance Chemicals business, net of tax was $333 and $(3,198) for the years ended December 31, 2021 and 2020, respectively. Net (loss) income attributable to Ecovyst Inc., related to the Performance Chemicals business, net of tax was $(144,137) and $(230,545) for the years ended December 31, 2021 and 2020, respectively.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table summarizes the assets and liabilities of discontinued operations at December 31, 2020 and 2019, respectively:

	December 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$22,153	$17,736
Accounts receivables, net	87,202	86,627
Inventories, net	74,647	86,732
Prepaid and other current assets	21,088	24,131
Current assets held for sale	$205,090	$215,226

Investments in affiliated companies	$324	$1,476
Property, plant and equipment, net	391,524	401,595
Goodwill(1)	326,173	583,075
Other intangible assets, net	388,857	406,656
Right-of-use lease assets	19,296	24,093
Other long-term assets	23,269	17,688
Long-term assets held for sale	$1,149,443	$1,434,583

LIABILITIES
Notes payable and current maturities of long-term debt	$—	$—
Accounts payable	74,728	76,482
Operating lease liabilities—current	8,479	6,341
Accrued liabilities	25,330	26,182
Current liabilities held for sale	$108,537	$109,005

Deferred income taxes	$49,690	$47,848
Operating lease liabilities—noncurrent	10,047	16,182
Other long-term liabilities	95,617	72,538
Long-term liabilities held for sale	$155,354	$136,568

(1)     The Company applied the market approach to estimate the fair value of the Performance Chemicals business, which is consistent with the accounting policies described in Note 2 and the valuation techniques described in Note 15. In applying the market approach, the Company estimated the fair value using publicly traded comparable company values and applied the selected market multiples to a trailing twelve months adjusted EBITDA. As a result, the Company recorded an additional goodwill impairment charge of $75,080 in the first quarter of 2021 related to the Performance Chemicals business.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

In connection with the divestiture of the Performance Chemicals business, the Company entered into a five year contract manufacturing agreement effective on August 2, 2021 with PQ Silicas UK Ltd., a subsidiary of the Buyer, related to a facility in Warrington, United Kingdom. Pursuant to this agreement, the Buyer will manufacture and sell silica catalyst finished good products to the Company, which are finished good products sold within the Company’s Catalyst Technologies segment. Additionally, certain machinery, equipment, and other tangible personal property assets identified in the Agreement (“Catalyst Production Assets”) owned by the Buyer will be used exclusively in the manufacture of silica catalyst products for the Company. The Company does not meet the requirements for a sale-leaseback transaction as described in Accounting Standards Codification 842-40, Leases - Sale-Leaseback Transactions. Under the failed-sale-leaseback accounting model, the Company is deemed under GAAP to still own the Catalyst Production Assets, which the Company must continue to reflect in its consolidated balance sheet and depreciate over the assets’ remaining useful lives. For the year ended December 31, 2021, the Company recorded a financing lease liability of £11,648 (equivalent $16,005). The current portion of the obligation are included in accrued liabilities and the long term portion in other long term liabilities on the consolidated financial statements.
Based on the estimated fair market values of the Catalyst Production Assets, the failed-sale-leaseback accounting treatment resulted in a loss of $16,005 due to the requirement to treat a certain amount of the pre-tax cash proceeds from the divestiture as though it were the result of a financing obligation. The agreement has an initial term of five years, with an option to renew, as well as an “Option Bill of Sale” which provides for the transfer from the Buyer to the Company of the Catalyst Production Assets upon the Company’s exercise of a one-dollar purchase option. Payments made to the Buyer under the contact manufacturing agreement were $3,395 for the year ended December 31, 2021.
In addition to the contract manufacturing agreement noted above, the Company also entered into certain supply agreements with the Buyer, as well as a Transition Services Agreement, pursuant to which the Buyer is receiving and performing certain services to provide for the orderly transition of various functions and processes after the closing of the transaction. The services under the Transition Services Agreement include information technology, accounting, tax, financial services, human resources, facilities, and other administrative support services. These services are provided for a period of six months, which ended in January 2022. Billings under the Transition Services Agreement to the Buyer during the year ended December 31, 2021 were immaterial. Those billings are included in selling, general and administrative expenses on the consolidated financial statements for the year ended December 31, 2021.
6. Acquisition:
On March 1, 2021 (the “Closing Date”), the Company completed the acquisition of Chem32, LLC (“Chem32”) as part of a stock transaction (the “Acquisition”) for $44,000 in cash. The net cash paid by the Company was $42,639, after certain customary adjustments for indebtedness, working capital, cash and a holdback amount pursuant to the agreement. Based in Orange, Texas, Chem32 is a leader in ex situ pre-sulfiding and pre-activation for hydro-processing catalysts.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table sets forth the calculation and allocation of the purchase price to the identifiable net assets acquired with respect to the Acquisition, which was complete as of December 31, 2021:

	Provisional Purchase Price Allocation	Adjustments	Purchase Price Allocation
Cash paid, net of cash acquired	$41,994	$645	$42,639
Holdback	$2,000	$(1,000)	$1,000
Total consideration, net of cash acquired	$43,994	$(355)	$43,639

Recognized amounts of identifiable assets acquired and liabilities assumed:
Receivables	$1,368	$—	$1,368
Inventories	204	—	204
Prepaid and other current assets	351	—	351
Property, plant and equipment	5,046	—	5,046
Other intangible assets	—	22,100	22,100
Other long-term assets	38	149	187
Fair value of assets acquired	7,007	22,249	29,256
Accounts payable	207	—	207
Accrued liabilities	452	(264)	188
Fair value of net assets acquired	6,348	22,513	28,861
Goodwill	37,646	(22,868)	14,778
	$43,994	$(355)	$43,639

In accordance with the requirements of the purchase method of accounting for acquisitions, accounts receivable and inventories were recorded at fair market value. As of the Closing Date, the fair value of accounts receivable approximated historical cost. The gross contractual amount of accounts receivable at the Closing Date was $1,368, of which there was no amount deemed uncollectible. Fair value of inventory is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity, which the Company determined acquired cost equaled fair value of the inventory acquired.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The valuation of the intangible assets acquired and the related weighted-average amortization periods are as follows:

	Amount	Weighted-Average Expected Useful Life (in years)
Intangible assets subject to amortization:
Customer relationships	$16,000	10
Technical know-how	3,800	10
Non-compete agreements	700	5
Trade names	1,600	10
Total intangible assets subject to amortization	$22,100

The Company’s consolidated financial statements include Chem32’s results of operations from the Closing Date through December 31, 2021. Net sales and net income attributable to Chem32 during this period are included in the Company’s consolidated statement of income for the year ended December 31, 2021 and total $14,419 and $4,755, respectively. Pro forma financial information has not been presented as it is immaterial for the year ended December 31, 2021. Acquisition and integration costs were $1,235 for the year ended December 31, 2021 and are included in other operating expense, net in the Company’s consolidated statements of income.

7. Revenue from Contracts with Customers:
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

ECOVYST INC. AND SUBSIDIARIES
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
Ecoservices
Contracts between the Company’s Ecoservices segment and its customers are typically evidenced by entering into a MSA which generally has a term in excess of one year. Though each MSA is unique, the terms may include performance obligations such as stand-ready provisions and minimum purchase requirements.
MSAs within the Ecoservices segment may contain raw material pricing adjustments which are typically based on a commodity index or Ecoservices’ cost to acquire the commodity. The Company’s exposure to fluctuations in raw material prices is limited, as the majority of pass-through contract provisions reset based on fluctuations in the underlying raw material price. These raw material pass-through provisions reset on a periodic basis and prospectively adjust the raw material cost component of the goods sold to the customer. The Company accounts for the raw material costs on a prospective basis, as the price changes affect the future consideration of the sale of goods.
Stand-ready provisions within these contracts are billed on a monthly basis, as the performance obligation resets on a monthly basis and does not carry-over to the following month. Certain of the Company’s Ecoservices MSAs contain minimum purchase requirements that expire within the calendar year. The Company reviews each contract with minimum purchase requirements to determine if the customer will meet the provisions within the current calendar year. During the year ended December 31, 2021, there have been no material issues in which Ecoservices customers failed to meet their contractual obligations. During the year ended December 31, 2020, some customers fell short of monthly orders due to the pandemic and take-or-pay provisions within contracts were acted upon.
Catalyst Technologies
The Company’s Catalyst Technologies segment sells customized products to its customers through its Silica Catalysts product group. These customized products are reformulations of existing Catalyst Technologies products, tailored to meet individual customer specifications. Prior to entering into an arrangement, the Company will allow a customer to obtain a sample of goods to ensure that it meets their needs. The customer will enter into a long-term supply arrangement that outlines the specification of the products to be sold and contains terms and conditions under which purchase orders are issued. These supply arrangements typically have a duration from one to ten years. Although the duration of these supply arrangements are in excess of one year, a contract is formed between the Company and its customer upon receipt of a purchase order.
Contract Assets and Liabilities
A contract asset is a right to consideration in exchange for goods that the Company has transferred to a customer when that right is conditional on something other than the passage of time. A contract liability exists when the Company receives consideration in advance of the fulfillment of its performance obligations. The Company has no contract assets or material contract liabilities recorded on its consolidated balance sheets as of December 31, 2021 and 2020, respectively.

ECOVYST INC. AND SUBSIDIARIES
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
Disaggregated Revenue
The Company’s primary means of disaggregating revenues is by reportable segment, which can be found in Note 15 to these consolidated financial statements.
The Company’s portfolio of products are integrated into a variety of end uses, which are described in the table below:

Key End Uses	Key Products
Industrial & process chemicals	• Sulfur derivatives for industrial production
• Treatment services
Fuels & emission control	• Refining hydrocracking catalysts
• Emission control catalysts
• Catalyst recycling regeneration services
Packaging & engineered plastics	• Catalysts for high-density polyethylene and chemicals syntheses
• Antiblocks for film packaging
• Sulfur derivatives for nylon production
Natural resources	• Sulfur derivatives for mining

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table disaggregates the Company’s sales, by segment and end use, for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31, 2021
	Ecoservices	Catalyst Technologies	Total
Industrial & process chemicals	$88,844	$—	$88,844
Fuels & emission control(1)	257,070	—	257,070
Packaging & engineered plastics	71,991	110,688	182,679
Natural resources	82,608	—	82,608
Total	$500,513	$110,688	$611,201

	Year ended December 31, 2020
	Ecoservices	Catalyst Technologies	Total
Industrial & process chemicals	$70,648	$125	$70,773
Fuels & emission control(1)	225,042	—	225,042
Packaging & engineered plastics	38,772	93,882	132,654
Natural resources	67,451	—	67,451
Total	$401,913	$94,007	$495,920

	Year ended December 31, 2019
	Ecoservices	Catalyst Technologies	Total
Industrial & process chemicals	$80,661	$109	$80,770
Fuels & emission control(1)	252,293	—	252,293
Packaging & engineered plastics	48,056	85,558	133,614
Natural resources	66,070	—	66,070
Total	$447,080	$85,667	$532,747

(1)    As described in Note 1, the Company experiences seasonal sales fluctuations to customers in the fuels & emission control end use.
8. Fair Value Measurements:
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

ECOVYST INC. AND SUBSIDIARIES
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
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative contracts (Note 20)	$1,288	$—	$1,288	$—

	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative contracts (Note 20)	$3,704	$—	$3,704	$—

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
The Company has interest rate caps that are fair valued using Level 2 inputs. In addition, the Company applies a credit valuation adjustment to reflect credit risk which is calculated based on credit default swaps. To the extent that the Company’s net exposure under a specific master agreement is an asset, the Company utilizes the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company utilizes a default swap rate comparable to Ecovyst. The credit valuation adjustment is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the Company’s liabilities or that a market participant would be willing to pay for the Company’s assets.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

9. Stockholders' Equity:
Accumulated Other Comprehensive Income (Loss)
The following table presents the components of accumulated other comprehensive income (loss), net of tax, as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Amortization and unrealized gains (losses) on pension and postretirement plans, net of tax of $(3,567) and $(1,649)	$11,072	$5,278
Net changes in fair values of derivatives, net of tax of $(422) and $549	2,254	(660)
Foreign currency translation adjustments, net of tax of $8,177 and $1,223	(19,118)	(19,883)
Accumulated other comprehensive loss	$(5,792)	$(15,265)

The following table presents the tax effects of each component of other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019:

	Years ended December 31,
	2021			2020			2019
	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount
Defined benefit and other postretirement plans:
Amortization of net gains and (losses)	$5,885	$(1,461)	$4,424	$2,760	$(696)	$2,064	$2,970	$(423)	$2,547
Amortization of prior service cost	(232)	58	(174)	(232)	58	(174)	(156)	39	(117)
Settlement gain (loss)	2,059	(515)	1,544	64	(16)	48	—	—	—
Benefit plans, net	7,712	(1,918)	5,794	2,592	(654)	1,938	2,814	(384)	2,430
Net (loss) gain from hedging activities	3,885	(971)	2,914	221	(55)	166	(3,553)	888	(2,665)
Foreign currency translation(1)	3,657	6,954	10,611	(11,268)	(6,251)	(17,519)	20,539	2,350	22,889
Other comprehensive income (loss)	$15,254	$4,065	$19,319	$(8,455)	$(6,960)	$(15,415)	$19,800	$2,854	$22,654

(1)     The income tax benefit or expense included in other comprehensive income is attributed to the portion of foreign currency translation associated with the Company’s cross-currency interest rate swaps, for which the tax effect is

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

based on the applicable U.S. deferred income tax rate. See Note 20 to these consolidated financial statements for information regarding the Company’s cross currency interest rate swaps.

The following table presents the change in accumulated other comprehensive income (loss), net of tax, by component for the years ended December 31, 2021 and 2020:

	Defined benefit and other postretirement plans	Net gain (loss) from hedging activities	Foreign currency translation	Total
December 31, 2019	$3,568	$(1,838)	$(17,078)	$(15,348)
Other comprehensive income (loss) before reclassifications	1,850	125	(16,596)	(14,621)
Amounts reclassified from accumulated other comprehensive income(1)	88	41	—	129
Disposal of business	(228)	1,012	13,791	14,575
Net current period other comprehensive loss	1,710	1,178	(2,805)	83
December 31, 2020	5,278	(660)	(19,883)	(15,265)
Other comprehensive income (loss) before reclassifications	5,623	2,580	10,611	18,814
Amounts reclassified from accumulated other comprehensive income(1)	171	334	—	505
Disposal of business	—	—	(9,846)	(9,846)
Net current period other comprehensive income	5,794	2,914	765	9,473
December 31, 2021	$11,072	$2,254	$(19,118)	$(5,792)

(1)    See the following table for details about these reclassifications. Amounts in parentheses indicate debits.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table presents the reclassifications out of accumulated other comprehensive income for the years ended December 31, 2021 and 2020.

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income(1)		Affected Line Item in the Statements of Income
	Years ended December 31,
	2021	2020
Amortization of defined benefit and other postretirement plans:
Prior service credit (cost)	$(232)	$119	Other income (expense)(2)
Actuarial gains (losses)	5	(232)	Other income (expense)(2)
	(227)	(113)	Total before tax
	56	25	Tax benefit
	$(171)	$(88)	Net of tax

Gains and losses on cash flow hedges:
Interest rate caps	$(444)	$(54)	Interest expense
	110	13	Tax benefit
	$(334)	$(41)	Net of tax

Total reclassifications for the period	$(505)	$(129)	Net of tax

(1)    Amounts in parentheses indicate debits to profit/loss.
(2)    These accumulated other comprehensive income (loss) components are components of net periodic pension and other postretirement cost (see Note 22 to these consolidated financial statements for additional details).
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
On March 12, 2020, the Company announced plans to purchase up to $50,000 of Ecovyst Inc. common stock under a stock repurchase program approved by the Company’s Board of Directors. The Company may repurchase shares from time to time for cash in open market transactions or in privately negotiated transactions in accordance with applicable federal securities laws. The Company will determine the timing and the amount of any repurchases based on its evaluation of market conditions, share price and other factors. The stock repurchase program is valid until March 2022.
From the announcement of the program through March 31, 2020, the Company repurchased 211,700 shares on the open market at an average price of $9.73 for a total of $2,059. The Company has not made any additional repurchases under the program. As of December 31, 2021, $47,941 was available for additional share repurchases under the program.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Tax Withholdings on Equity Award Vesting
In connection with the vesting of restricted stock awards, restricted stock units and performance stock units, shares of common stock may be delivered to the Company by employees to satisfy withholding tax obligations at the instruction of the employee award holders. These transactions when they occur are accounted for as stock repurchases by the Company, with the shares returned to treasury stock at a cost representing the payment by the Company of the tax obligations on behalf of the employees in lieu of shares for the vesting unit. The fair value of the shares withheld to cover tax payments were $1,470 and $2,539 for the years ended December 31, 2021 and 2020, respectively.
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
On August 4, 2021, the Company’s Board declared a special cash dividend of $3.20 per share, using after tax cash proceeds from the sale of the Performance Chemicals business. The dividend was paid on August 23, 2021 to the Company’s stockholders of record at the close of business on August 12, 2021. Refer to Note 5 of these consolidated financial statements for additional details.
10. Other Operating Expense, Net:
A summary of other operating expense, net is as follows:

	Years ended December 31,
	2021	2020	2019
Amortization expense	$10,321	$8,689	$8,755
Transaction and other related costs	2,268	1,033	170
Restructuring, integration and business optimization costs	2,964	1,994	2,135
Net loss on asset disposals	5,666	4,722	4,559
Other, net	3,054	1,404	2,115
	$24,273	$17,842	$17,734

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

11. Inventories, Net:
Inventories, net are classified and valued as follows:

	December 31,
	2021	2020
Finished products and work in process	$46,894	$48,500
Raw materials	6,919	4,289
	$53,813	$52,789

Valued at lower of cost or market:
LIFO basis	$33,330	$31,072
Valued at lower of cost and net realizable value:
FIFO or average cost basis	20,483	21,717
	$53,813	$52,789

The domestic inventory acquired as part of a previous business combination is valued based on the LIFO method. Therefore, the fair value allocated to the acquired LIFO inventory was treated as the new base inventory value. If inventories valued under the LIFO basis had been valued using the FIFO method, inventories would have been $6,837 and $4,907 lower than reported as of December 31, 2021 and 2020, respectively, driven primarily by the purchase accounting fair value step-up of the LIFO inventory base value associated with the business combination.
12. Investments in Affiliated Companies:
The Company accounts for investments in affiliated companies under the equity method. Affiliated companies accounted for on the equity method as of December 31, 2021 are as follows:

Company	Country	Percent Ownership
Zeolyst International	USA	50%
Zeolyst C.V.	Netherlands	50%

Following is summarized information of the combined investments(1):

	December 31,
	2021	2020
Current assets	$245,859	$217,836
Noncurrent assets	223,982	254,397
Current liabilities	43,337	65,958
Noncurrent liabilities	7,471	36,323

	Years ended December 31,
	2021	2020	2019
Sales	$296,416	$275,621	$376,372
Gross profit	101,069	88,616	143,668
Operating income	66,978	53,500	105,614
Net income	68,433	55,328	106,683

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

(1)    Summarized information of the combined investments is presented at 100%; the Company’s share of the net assets and net income of affiliates is calculated based on the percent ownership specified in the table above.
The Company’s investments in affiliated companies balance as of December 31, 2021 and 2020 includes net purchase accounting fair value adjustments of $237,419 and $243,899, respectively, related to a prior business combination, consisting primarily of goodwill and intangible assets such as customer relationships, technical know-how and trade names. Consolidated equity in net income from affiliates is net of $6,480, $6,634 and $6,634 of amortization expense related to purchase accounting fair value adjustments for the years ended December 31, 2021, 2020 and 2019, respectively.
The following table summarizes the activity related to the Company’s investments in affiliated companies balance on the consolidated balance sheets:

	Years ended December 31,
	2021	2020
Balance at beginning of period	$458,128	$471,338
Equity in net income of affiliated companies	34,216	27,699
Charges related to purchase accounting fair value adjustments	(6,480)	(6,634)
Dividends received	(35,000)	(40,000)
Foreign currency translation adjustments	(4,790)	5,725
Balance at end of period	$446,074	$458,128

The Company had net receivables due from affiliates of $6,739 and $3,376 as of December 31, 2021 and 2020, respectively, which are included in prepaid and other current assets. Net receivables due from affiliates are generally non-trade receivables. Sales to affiliates were $3,643, $7,042 and $0 for the years ended December 31, 2021, 2020 and 2019, respectively. The Company did not purchase goods from affiliates during the years ended December 31, 2021, 2020 and 2019.
On December 18, 2013, the Company and its joint venture, Zeolyst International, entered into a ten year real estate tax abatement agreement with the Unified Government of Wyandotte County, Kansas. The agreement utilizes an Industrial Revenue Bond (“IRB”) financing structure to achieve a 75% real estate tax abatement on the value of the improvements that were constructed during the expansion of the Company and Zeolyst International’s facilities at the jointly-operated Kansas City, Kansas plant. A similar tax abatement agreement has been executed on an annual basis since December 18, 2013 with respect to additional plant expansions during those years.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

13. Property, Plant and Equipment:
A summary of property, plant and equipment, at cost, and related accumulated depreciation is as follows:

	December 31,
	2021	2020
Land	$97,047	$93,650
Buildings and improvements	77,851	76,010
Machinery and equipment	714,435	656,502
Construction in progress	45,952	42,447
	935,285	868,609
Less: accumulated depreciation	(339,054)	(276,899)
	$596,231	$591,710

Depreciation expense was $65,955, $65,333 and $61,244 for the years ended December 31, 2021, 2020 and 2019, respectively.
14. Leases:
Operating lease costs of $9,825 and $8,183 are included in cost of goods sold and in selling, general and administrative expenses on the consolidated statement of income for the year ended December 31, 2021 and 2020, respectively. Finance lease and financing obligation costs of $1,656 and $203 are included in cost of goods sold and in selling, general, and administrative expenses on the consolidated statement of income for the years ended December 31, 2021 and 2020. Lease income is not material to the results of operations for the years ended December 31, 2021 and 2020.
The table below presents the operating and finance right-of-use lease assets and lease liabilities recognized on the consolidated balance sheet as of December 31, 2021 and 2020:

	Classification	December 31, 2021	December 31, 2020
Assets
Operating lease assets	Right-of-use lease assets	$30,115	$28,943
Finance lease and financing obligation assets	Property, plant and equipment, net	29,737	1,727
Total leased assets		$59,852	$30,670

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities—current	$8,306	$6,715
Finance lease and financing obligation liabilities	Accrued liabilities	3,181	245

Noncurrent:
Operating lease liabilities	Operating lease liabilities—noncurrent	21,719	21,972
Finance lease and financing obligation liabilities	Other long-term liabilities	11,667	349
Total lease liabilities		$44,873	$29,281

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The Company’s weighted average remaining lease term and weighted average discount rate for operating and financing leases as of December 31, 2021 are as follows:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term (in years):
Operating leases	4.79	5.51
Finance leases and financing obligations	4.69	2.46

Weighted average discount rate:
Operating leases	5.02%	6.06%
Finance leases and financing obligations	2.86%	4.70%

Maturities of lease liabilities as of December 31, 2021 are as follows:

Year	Operating Leases	Finance Leases and Financing Obligations
2021	$9,459	$3,478
2022	7,857	3,478
2023	6,123	3,478
2024	4,215	3,452
2025	2,662	1,974
Thereafter	3,664	—
Total lease payments	33,980	15,860
Less: Interest	(3,955)	(1,012)
Total lease liabilities	$30,025	$14,848

(1)     Refer to the above table regarding the Company’s right-of-use lease assets and lease liabilities for the presentation of the lease liabilities in the Company’s consolidated balance sheet at December 31, 2021.
The following table presents other information related to the Company’s operating and finance leases and financing obligations and the impact on the Company’s consolidated statement of cash flows:

	Years ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Payments on operating leases included in operating cash flows	$9,755	$8,322
Interest payments under finance leases and financing obligations included in operating cash flows	189	20
Principal payments under finance leases and financing obligations included in financing cash flows	1,466	209

Right-of-use assets obtained in exchange for new lease liabilities (non-cash):
Operating leases	9,526	10,633
Finance leases and financing obligations	—	353

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

15. Reportable Segments:
The Company has organized its business around two operating segments based on the review of discrete financial results for each of the operating segments by the Company’s chief operating decision maker (the Company’s Chairman of the Board, President and Chief Executive Officer), or CODM, for performance assessment and resource allocation purposes. Each of the Company’s operating segments represents a reportable segment under GAAP. The Company’s reportable segments are organized based on the nature and economic characteristics of the Company’s products. The Company’s two reportable segments are as follows: (1) Ecoservices provides sulfuric acid recycling to the North American refining industry for the production of alkylate and provides on-purpose virgin sulfuric acid for water treatment, mining, and industrial applications; and (2) Catalyst Technologies serves the packaging and engineered plastics and the global refining, petrochemical and emissions control industries.
The Catalyst Technologies segment includes equity in net income from Zeolyst International and Zeolyst C.V. (collectively, the “Zeolyst Joint Venture”), each of which are 50/50 joint ventures with CRI Zeolites Inc. (a wholly-owned subsidiary of Royal Dutch Shell). The Zeolyst Joint Venture is accounted for using the equity method in the Company’s consolidated financial statements (see Note 12 to these consolidated financial statements for further information). Company management evaluates the Catalyst Technologies segment’s performance, including the Zeolyst Joint Venture, on a proportionate consolidation basis. Accordingly, the revenues and expenses used to compute the Catalyst Technologies segment’s adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) include the Zeolyst Joint Venture’s results of operations on a proportionate basis based on the Company’s 50% ownership level. Since the Company uses the equity method of accounting for the Zeolyst Joint Venture, these items are eliminated when reconciling to the Company’s consolidated results of operations.
The Company’s management evaluates the operating results of each reportable segment based upon Adjusted EBITDA. Adjusted EBITDA consists of EBITDA, which is a measure defined as net income before interest, income taxes, depreciation and amortization (each of which is included in the Company’s consolidated statements of income), and adjusted for certain items as discussed below.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Summarized financial information for the Company’s reportable segments is shown in the following table:

	Years ended December 31,
	2021	2020	2019
Sales:
Ecoservices	$500,513	$401,913	$447,080
Catalyst Technologies(1)	110,688	94,007	85,667
Total	$611,201	$495,920	$532,747

Adjusted EBITDA:(2)
Ecoservices	$177,672	$157,198	$175,640
Catalyst Technologies(3)	88,028	74,504	107,808
Unallocated corporate expenses	(38,089)	(39,087)	(43,263)
Total	$227,611	$192,615	$240,185

(1)Excludes the Company’s proportionate share of sales from the Zeolyst Joint Venture accounted for using the equity method. The proportionate share of sales is $131,332, $128,623 and $170,338 for the years ended December 31, 2021, 2020 and 2019, respectively.
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
(3)     The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $49,872 for the year ended December 31, 2021, which includes $27,827 of equity in net income plus $6,480 of amortization of investment in affiliate step-up plus $15,565 of joint venture depreciation, amortization and interest.
The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $42,515 for the year ended December 31, 2020, which includes $21,157 of equity in net income plus $6,634 of amortization of investment in affiliate step-up plus $14,724 of joint venture depreciation, amortization and interest.
The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $68,138 for the year ended December 31, 2019, which includes $45,899 of equity in net income plus $7,534 of amortization of investment in affiliate step-up plus $14,705 of joint venture depreciation, amortization and interest.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

A reconciliation of net income attributable to Ecovyst to Adjusted EBITDA is as follows:

	Years ended December 31,
	2021	2020	2019
Reconciliation of net income attributable to Ecovyst Inc. to Adjusted EBITDA
Net income from continuing operations	$1,794	$54,280	$31,120
Provision (benefit) for income taxes	12,147	(52,065)	12,299
Interest expense, net	36,990	50,409	66,872
Depreciation and amortization	79,741	76,926	74,781
EBITDA	130,672	129,550	185,072
Joint venture depreciation, amortization and interest	15,565	14,724	14,705
Amortization of investment in affiliate step-up	6,480	6,634	7,534
Debt extinguishment costs	26,902	25,028	3,400
Net loss on asset disposals	5,666	4,722	4,559
Foreign currency exchange (gain) loss	4,716	(5,264)	1,228
LIFO (benefit) expense	(1,931)	(5,262)	6,458
Transaction and other related costs	2,009	1,118	186
Equity-based compensation	31,838	17,194	13,281
Restructuring, integration and business optimization expenses	2,964	1,994	2,571
Defined benefit pension plan (benefit) cost	(858)	(598)	553
Other	3,588	2,775	638
Adjusted EBITDA	$227,611	$192,615	$240,185

The Company’s consolidated results include equity in net income from affiliated companies of $27,737, $21,065 and $45,808 for the years ended December 31, 2021, 2020, and 2019, respectively. This is primarily comprised of equity in net income of $27,827, $21,157 and $45,899 in the Catalyst Technologies segment from the Zeolyst Joint Venture for the years ended December 31, 2021, 2020 and 2019, respectively. The Company’s equity in net income from affiliated companies in the consolidated results includes amortization expense related to purchase accounting fair value adjustments associated with the Zeolyst Joint Venture as a result of a prior business combination.
Capital expenditures for the Company’s reportable segments are shown in the following table:

	Years ended December 31,
	2021	2020	2019
Capital expenditures:
Ecoservices	$43,561	$31,799	$42,310
Catalyst Technologies(1)	15,997	11,177	8,984
Corporate(2)	487	11,861	3,958
Capital expenditures per the consolidated statements of cash flows	$60,045	$54,837	$55,252

(1)    Excludes the Company’s proportionate share of capital expenditures from the Zeolyst Joint Venture.
(2)    Includes corporate capital expenditures, the cash impact from changes in capital expenditures in accounts payable and capitalized interest.

ECOVYST INC. AND SUBSIDIARIES
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

	Years ended December 31,
	2021	2020	2019
Sales(1):
United States	$571,587	$443,682	$492,146
Other foreign countries	39,614	52,238	40,601
Total	$611,201	$495,920	$532,747

(1)    Except for the United States, no sales in an individual country exceeded 10% of the Company’s total sales.
The Company sold products through its Ecoservices and Catalyst Technologies segments to customer A, which accounted for 12.6%, 10.4% and 11.7% of the Company’s total sales as of December 31, 2021, 2020, and 2019 respectively.

	December 31,
	2021	2020
Long-lived assets(1):
United States	$597,506	$555,558
Other foreign countries	28,840	65,095
Total	$626,346	$620,653

(1)    Long-lived assets includes property, plant and equipment, net and right-of-use lease assets.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

16. Goodwill and Other Intangible Assets:
The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 is summarized as follows:

	Ecoservices	Catalyst Technologies	Total
Balance as of December 31, 2019	$311,892	$78,611	$390,503
Foreign exchange impact	—	1,062	1,062
Balance as of December 31, 2020	311,892	79,673	391,565
Goodwill recognized (Note 6)	14,778	—	14,778
Foreign exchange impact	—	(204)	(204)
Balance as of December 31, 2021	$326,670	$79,469	$406,139

The Company completed its annual goodwill impairment assessments as of October 1, 2021 and 2020. For the annual assessments, the Company bypassed the option to perform the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test for each of its reporting units. The quantitative test identifies both the potential existence of impairment and the amount of impairment loss. For each of the October 1, 2021 and 2020 assessments, the Company identified two reporting units, which align with the Company’s operating segments.
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
As of October 1, 2021, the fair values of each of the Company’s reporting units exceeded their respective carrying values and therefore, no goodwill impairment exists for the year ended December 31, 2021.
In addition to the annual goodwill impairment assessment, the Company also performed the annual impairment test over its other indefinite-lived intangible assets as of October 1, 2021 and 2020. The fair values of the Company’s indefinite-lived trade names and trademarks were in excess of their carrying amounts as of the respective testing dates, and as such, there was no further impairment of the Company’s indefinite-lived intangible assets for the years ended December 31, 2021 and 2020.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Gross carrying amounts and accumulated amortization for intangible assets other than goodwill are as follows:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Technical know-how	$55,922	$(20,648)	$35,274	$52,214	$(17,211)	$35,003
Customer relationships	131,248	(57,262)	73,986	115,303	(47,740)	67,563
Non-compete agreements	700	(117)	583	—	—	—
Trademarks	7,682	(2,902)	4,780	7,709	(2,399)	5,310
Trade names	1,600	(133)	1,467	—	—	—
Permits	9,100	(9,100)	—	9,100	(9,100)	—
Total definite-lived intangible assets	206,252	(90,162)	116,090	184,326	(76,450)	107,876
Indefinite-lived trade names	25,627	—	25,627	25,670	—	25,670
In-process research and development	3,900	—	3,900	3,900	—	3,900
Total intangible assets	$235,779	$(90,162)	$145,617	$213,896	$(76,450)	$137,446

The Company amortizes technical know-how over periods that range from eleven years to twenty years, customer relationships over periods that range from seven years to fifteen years, trademarks over periods that range from eleven years to fifteen years, and permits over five years. In-process research and development intangible assets are considered indefinite-lived until such time as the associated projects are completed, at which time amortization commences on the assets, or abandoned, which results in the impairment of the assets.
Amortization expense related to technical know-how, contracts, non-compete agreements, and permits is included in cost of goods sold in the consolidated statements of income and was $3,465, $3,111 and $3,111 for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense related to customer relationships and trademarks is included in other operating expense, net in the consolidated statements of income and was $10,321, $8,678 and $8,678 for the years ended December 31, 2021, 2020 and 2019, respectively.
Estimated future aggregate amortization expense of intangible assets is as follows:

Year	Amount
2022	$14,129
2023	14,129
2024	14,129
2025	14,129
2026	12,955
Thereafter	46,627
Total estimated future aggregate amortization expense	$116,098

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

17. Accrued Liabilities:
The following table summarizes the components of accrued liabilities as follows:

	December 31,
	2021	2020
Compensation and bonus	$30,079	$20,395
Interest	5,650	11,383
Property tax	2,144	2,379
Income taxes	9,864	2,897
Finance lease and financing obligation liabilities	3,181	245
Dividends payable	8,574	834
Derivative liabilities	1,288	1,954
Accrued closing adjustments for Performance Chemicals divestiture (Note 5)	3,745	—
Other	11,390	8,395
	$75,915	$48,482

18. Long-term Debt:
The summary of long-term debt is as follows:

	December 31,
	2021	2020
Senior Secured Term Loan Facility due February 2027 (the “2016 Term Loan Facility”)	$—	$671,710
Senior Secured Term Loan Facility due February 2027 (the “2020 Term Loan Facility”)	—	459,653
Senior Secured Term Loan Facility due June 2028 (the “2021 Term Loan Facility”)	895,500	—
5.75% Senior Unsecured Notes due 2025	—	295,000
ABL Facility	—	—
Total debt	895,500	1,426,363
Original issue discount	(8,762)	(15,641)
Deferred financing costs	(4,899)	(10,353)
Total debt, net of original issue discount and deferred financing costs	881,839	1,400,369
Less: current portion	(9,000)	—
Total long-term debt, excluding current portion	$872,839	$1,400,369

Senior Secured Credit Facilities
On May 4, 2016, PQ Corporation (“PQ Corp”), an indirect, wholly owned subsidiary of the Company prior to the closing of the sale of the Performance Chemical business entered into senior secured credit facilities (collectively, the “2016 Senior Secured Credit Facilities”) comprised of a $1,200,000 term loan facility, which consisted of a $900,000 U.S. dollar-denominated tranche and a $300,000 Euro-denominated (or €265,000) tranche (the “2016 Term Loan Facility”), and a $200,000 asset-based revolving credit facility (the “ABL Facility”), which provided for $150,000 in U.S. available borrowings, up to $10,000 in Canadian available borrowings and up to $40,000 of European available borrowings. Borrowings under the ABL Facility bore interest at a rate equal to the LIBOR rate or the base rate elected by PQ Corp at the time of the borrowing plus a margin of between 1.50%-2.00% or 0.50%-1.00%, respectively, depending on availability under the ABL Facility. In addition, there was an annual commitment fee equal to 0.375%, with a step-down to 0.25% based on the average usage of the revolving credit borrowings available.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

On February 8, 2018 (the “2018 Amendment Closing Date”), PQ Corp, refinanced its existing U.S. Dollar and Euro denominated senior secured term loan facilities with a new $1,267,000 senior secured term loan facility (the “2018 Term Loan Facility”) by entering into the Third Amendment Agreement to the 2016 Term Loan Facility (the “2018 Amendment”), which amended and restated the Term Loan Credit Agreement dated as of May 4, 2016, among PQ Corp, CPQ Midco I Corporation, Credit Suisse AG, Cayman Island Branch, as administrative agent and collateral agent, and the lenders and the other parties party thereto from time to time.
On February 7, 2020, PQ Corp amended its 2018 Term Loan Facility to, among other things, (a) reduce the interest rate applicable to all LIBOR rate tranche B-1 term loans to LIBOR plus 2.25% per annum, (b) reduce the interest rate applicable to all base rate tranche B-1 term loans to the alternate base rate plus 1.25% per annum and (c) extend the maturity date of all tranche B-1 term loans to February 7, 2027.
On March 20, 2020, PQ Corp amended its existing ABL Facility to increase the aggregate amount of the revolving loan commitments available by $50,000 to $250,000, consisting of up to $195,000 in U.S. commitments, up to $15,000 in Canadian commitments and up to $40,000 in European commitments. The maturity of the facility was extended to March 20, 2025. Following the amendment, the borrowings under the amended ABL Facility bear interest at a rate equal to the LIBOR rate or the base rate plus a margin of between 1.25% to 1.75% or 0.25% to 0.75% respectively.
On July 22, 2020, PQ Corp entered into an agreement for a new senior secured term loan facility (the “2020 Term Loan Facility”, collectively with the Senior Secured Term Loan Facility, the “Term Loan Facilities”) in an aggregate principal amount of $650,000 with an original issue discount of 1.5% and interest at a floating rate of LIBOR (with a 1.0% minimum LIBOR floor) plus 3.0% per annum. The proceeds were used to redeem its existing $625,000 of 6.75% Senior Secured Notes due 2022 and pay the associated early redemption premiums. The 2020 Term Loan Facility required scheduled quarterly amortization payments, each equal to 0.25% of the original principal amount of the loans under the 2020 Term Loan Facility.
On June 9, 2021, PQ Corp and Ecovyst Catalyst Technologies LLC (“Ecovyst LLC” and, following the closing of the sale of the Performance Chemicals business, the “Borrower”), an indirect, wholly owned subsidiary of the Company, entered into an agreement (the “2021 Credit Agreement”) for a new senior secured term loan facility (the “2021 Term Loan Facility”) in an aggregate principal amount of $900,000 with an original issue discount of 0.25% and interest at a floating rate of LIBOR (with a 0.50% minimum LIBOR floor) plus 2.75% per annum (or, depending on the Borrower’s first lien net leverage ratio, 2.50%). The 2021 Term Loan Facility requires scheduled quarterly amortization payments, each equal to 0.25% of the original principal amount of the loans under the 2021 Term Loan Facility. The proceeds of the 2021 Term Loan Facility were used to pay in full the 2020 Term Loan Facility, partially pay the 2016 Term Loan Facility and pay the associated fees and expenses.
On June 9, 2021, PQ Corp and Ecovyst LLC entered into a third amendment agreement (the “ABL Amendment”), which amended its ABL Credit Agreement, dated as of May 4, 2016 (the “ABL Credit Agreement” and, as amended by the ABL Amendment, the “Amended ABL Credit Agreement”). The ABL Amendment amended the ABL Credit Agreement to, among other things, following the sale of Performance Chemicals, decrease the aggregate amount of revolving loan commitments available to the borrowers thereunder by an aggregate amount of $150,000 to $100,000, consisting of $90,000 in U.S. commitments and $10,000 in European commitments and extended the maturity date with respect to borrowings under the Amended ABL Credit Agreement to August 2, 2026.
On August 1, 2021, the Company used a portion of the net cash proceeds from the sale of the Performance Chemicals business to repay the entire 2016 Term Loan Facility balance of $231,363. As a result, Ecovyst LLC wrote off $849 of unamortized deferred financing costs and $2,395 of original issue discount as debt extinguishment costs during the year ended December 31, 2021.
As of December 31, 2021, the 2021 Term Loan Facility accrued interest at a floating rate of LIBOR plus 2.75% per annum and is scheduled to mature in June 2028. As of December 31, 2021, there were no revolving credit borrowings outstanding under the ABL Facility. Revolving credit borrowings are payable at the option of the Borrower throughout the term of the ABL Facility with the balance due August 2, 2026.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The Company has the ability to request letters of credit under the ABL Facility. The Company had $17,541 of letters of credit outstanding as of December 31, 2021, which reduce available borrowings under the ABL Facility by such amounts.
The Company may at any time or from time to time voluntarily prepay loans under the 2021 Term Loan Facility in whole or in part without premium or penalty.
The 2021 Term Loan Facility requires mandatory prepayments from (i) 50% of “Excess Cash Flow” (as defined in the 2021 Credit Agreement) on an annual basis with step downs to lower percentages based on the Borrower’s leverage ratio, if applicable, (ii) net cash proceeds from the issuance or incurrence of certain indebtedness and (iii) net cash proceeds received from certain non-ordinary course disposition of assets and casualty events to the extent such net cash proceeds were not reinvested in the Company’s business within a certain specified time period. Prepayments are applied to remaining amortization installments in direct order of maturity. The remaining principal balance of the term loans are due upon maturity.
The 2021 Term Loan Facility is guaranteed by Ecovyst Catalyst Technologies LLC and Ecoservices Operations Corp, subsidiaries of the Company. The obligations under the Term Facility are secured (i) by a first-priority security interest in, among other things, a pledge of substantially all of the Borrower’s and the guarantors’ assets (other than collateral securing the ABL Facility on a first-priority basis) and (ii) by a second-priority security interest in receivables, inventory, deposit accounts and other collateral of the Borrower and the U.S. subsidiary guarantors securing the ABL Facility.
The obligations of the Borrower under the ABL Facility are guaranteed by the same U.S. subsidiary guarantors that guarantee the 2021 Term Loan Facility and the obligations of the European Borrowers under the ABL Facility are guaranteed by a certain European subsidiary of the Borrower. The obligations of the borrowers and guarantors under the ABL Facility are secured (i) by a first-priority security interest in, among other things, substantially all of their receivables, inventory, deposit accounts and other collateral securing the ABL Facility on a first-priority basis and (ii) by a second-priority security interest in the property and assets of the Borrower and the U.S. subsidiary guarantors that secure the 2021 Term Loan Facility. In addition, the ABL Facility is secured by the equity interests in, and substantially all of the assets of, certain foreign guarantors in connection with the Euro-denominated availability.
The 2021 Term Loan Facility and the ABL Facility contain various non-financial restrictive covenants. Each limits the ability of the Borrower and its restricted subsidiaries to incur certain indebtedness or liens, merge, consolidate or liquidate, dispose of certain property, make investments or declare or pay dividends, make optional payments, modify certain debt instruments, enter into certain transactions with affiliates, enter into certain sales and leasebacks, and certain other non-financial restrictive covenants. The ABL Facility also contains one financial covenant which applies when minimum availability under the ABL Facility exceeds a certain threshold. During such time, the Company is required to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0. The Company is in compliance with all debt covenants as of December 31, 2021 and 2020, respectively.
During the year ended December 31, 2020, PQ Corp prepaid $466,134 of outstanding principal balance on the 2018 Term Loan Facility and the 2020 Term Loan Facility. The Company wrote off $162 of previously unamortized deferred financing costs and original issue discount of $12,781 as debt extinguishment costs. The prepayments were applied against the remaining scheduled installments of principal due in respect of the loans under the 2018 Term Loan Facility and the 2020 Term Loan Facility in direct order of maturity.
Debt extinguishment costs resulting from Term Loan amendments
As a result of amending the term loan facilities during the year ended December 31, 2021, Ecovyst LLC recorded $5,736 of new creditor and third-party financing costs as debt extinguishment costs. In addition, previous unamortized deferred financing costs of $1,725 and original issue discount of $3,664 associated with the previously outstanding debt were written off as debt extinguishment costs during the year ended December 31, 2021. As a result of the ABL Amendment, unamortized deferred financing costs of $485 and original issue discount of $107 associated with the ABL Credit Agreement were written off as debt extinguishment costs during the year ended December 31, 2021.
As a result of amending the term loan facilities during the year ended December 31, 2020, PQ Corp recorded $2,188 of new creditor and third-party financing costs as debt extinguishment costs. In addition, previous unamortized

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

deferred financing costs of $97 and original issue discount of $228 associated with the previously outstanding debt were written off as debt extinguishment costs.
6.75% Senior Secured Notes - Redeemed in 2020
On May 4, 2016, PQ Corp issued $625,000 of 6.750% Senior Secured Notes due November 2022 (the “6.75% Senior Secured Notes”) in transactions exempt from or not subject to registration under the Securities Act pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The 6.75% Senior Secured Notes were guaranteed by guaranteed by PQ Holdings Inc. and by the U.S. subsidiary guarantors that guaranteed the 2016 Term Loan Facility and were secured by liens on the assets of the Borrower and the U.S. subsidiary guarantors on a pari passu with the liens securing the 2016 Term Loan Facility subject to the pari passu intercreditor agreement. The guarantee by PQ Holdings Inc. was unsecured. The indenture relating to the 6.75% Senior Secured Notes contained various limitations on the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, pay dividends or repay certain debt, make loans and investments, sell assets, create liens, enter into transactions with affiliates, enter into agreements restricting the Borrower’s subsidiaries ability to pay dividends, and merge and consolidate with other companies, among other things. Interest on the 6.75% Senior Secured Notes was payable semi-annually on May 15 and November 15 of each year, commencing November 15, 2016. No principal payments were required with respect to the 6.75% Senior Secured Notes prior to their final maturity. Prior to redeeming the notes, the 6.75% Senior Secured Notes had a maturity date of November 15, 2022.
As a result of redeeming the 6.75% Senior Secured Notes due 2022 on July 22, 2020, PQ Corp paid a redemption premium of $10,550 which was recorded as debt extinguishment costs during the year ended December 31, 2020. In addition, previous unamortized deferred financing costs of $2,085 and original issue discount of $1,186 associated with the previously outstanding debt were written off as debt extinguishment costs for the year ended December 31, 2020.
5.75% Senior Unsecured Notes due 2025 - Redeemed in 2021
On December 11, 2017, PQ Corp issued $300,000 aggregate principal amount of 5.75% Senior Unsecured Notes due 2025 (the “5.75% Senior Unsecured Notes”) in a private placement exempt from the registration requirements of the Securities Act. Prior to being redeemed, the 5.75% Senior Unsecured Notes had a maturity date of December 15, 2025. Interest on the 5.75% Senior Unsecured Notes was to be paid semi-annually on February 15 and August 15, commencing August 15, 2018, at an annual rate of 5.75%. The indenture relating to the 5.75% Senior Unsecured Notes contained various limitations on the Borrower’s and its restricted subsidiaries’ ability to incur additional indebtedness, pay dividends or repay certain debt, make loans and investments, sell assets, create liens, enter into transactions with affiliates, enter into agreements restricting the Borrower’s subsidiaries ability to pay dividends, and merge and consolidate with other companies, among other things. No principal payments were required with respect to the Senior Secured Notes prior to their final maturity.
The obligations of the Borrower under the 5.75% Senior Unsecured Notes and the related indenture were guaranteed by its U.S. subsidiary guarantors that guarantee the 2016 Term Loan Facility. The obligations of the Company under the 5.75% Senior Unsecured Notes and the indenture were unsecured.
Concurrent with, and using a portion of the net proceeds from, the divestiture of the Performance Chemicals business on August 1, 2021, the Company redeemed the remaining principal balance of $295,000 of its 5.75% Senior Notes due 2025. In connection with the redemption of the 5.75% Senior Notes due 2025, PQ Corp paid a redemption premium of $8,481 which was recorded as debt extinguishment costs during the year ended December 31, 2021. In addition, previous unamortized deferred financing costs of $2,262 and original issue discount of $1,198 associated with the previously outstanding debt were written off as debt extinguishment costs during the year ended December 31, 2021 .
Fair Value of Debt
The fair value of a financial instrument is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of December 31, 2021 and 2020, the fair value of the senior secured term loan was $894,381 and $1,427,123, respectively. The fair value is classified as Level 2 based upon the fair value hierarchy (see Note 8 to these consolidated financial statements for further information on fair value measurements).

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Aggregate Long-term Debt Maturities
The aggregate long-term debt maturities are:

Year	Amount
2022	$9,000
2023	9,000
2024	9,000
2025	9,000
2026	9,000
Thereafter	850,500
$895,500

19. Other Long-term Liabilities:
The following table summarizes the components of other long-term liabilities as follows:

	December 31,
	2021	2020
Pension plan liabilities	$3,551	$11,542
Other postretirement benefit plan liabilities	607	634
Finance lease and financing obligation liabilities	11,667	349
Reserve for uncertain tax positions	7,658	—
Other	614	2,874
	$24,094	$15,399

ECOVYST INC. AND SUBSIDIARIES
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
In November 2018, the Company entered into additional interest rate cap agreements to mitigate interest rate volatility from July 2020 through July 2022, with a cap rate of 3.50% on $500,000 of notional variable-rate debt and a $3,380 premium annuitized during the effective period. In February 2020, the Company restructured these agreements to lower the interest cap rate to 2.50% with an incremental $130 premium annuitized during the effective period. In March 2020, the Company again amended such interest rate cap agreements to lower the cap rate to 0.84% and paid an additional $900 premium annuitized during the effective period. The term and notional amount remained unchanged, and the total cumulative annuitized premium on the $500,000 of notional variable-rate debt is $4,410.
Upon the expiration of the July 2016 interest rate cap agreements in July 2020, the Company entered into additional interest rate cap agreements to mitigate interest rate volatility from August 2020 to August 2023, with a cap rate of 1.00% on $400,000 of notional variable-rate debt.
In January 2022, the Company entered into two new interest rate cap agreements, with notional amounts of $250,000 each and cap rates of 1.00% and paid $4,450 in premiums. The term for one of the interest rate caps is August 2022 through October 2024 and the term for the other is September 2023 through October 2025.
Use of Derivative Financial Instruments to Manage Foreign Currency Risk. The Company is exposed to risks related to its net investments in foreign operations due to fluctuations in foreign currency exchange rates, and prior to the sale of the Performance Materials and Performance Chemicals businesses, particularly between the United States dollar and the Euro. In connection with the February 2018 term loan refinancing (see Note 18 to these consolidated financial statements), the Company entered into multiple cross-currency interest rate swap arrangements with an aggregate notional amount of €280,000 to hedge this exposure on the net investments of certain of its Euro-denominated

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

subsidiaries in its Performance Materials and Performance Chemicals businesses. The Company records these swap agreements at fair value as assets or liabilities in its consolidated balance sheet.
The swaps were to mature in February 2023. In October 2019, the Company settled all of its February 2018 swaps and concurrently entered into the October 2019 swaps with the same notional amount of €280,000 and same maturity date of February 2023, which resulted in cash proceeds to the Company of $38,070, which the Company used for additional debt repayment on the Company’s Term Loan Facility. Consistent with the February 2018 swaps, the October 2019 swaps were designed to enable the Company to effectively convert a portion of its fixed-rate U.S. dollar-denominated debt obligations under the 2018 Term Loan Facility into a Euro-denominated equivalent. The October 2019 swaps were designated and qualify as net investment hedges of the Company’s foreign currency exchange rate exposure on the net investments of certain of its Euro-denominated subsidiaries in its Performance Materials and Performance Chemicals businesses.
In March 2021, as a result of the Performance Materials and Performance Chemicals divestitures, the Company settled its October 2019 cross-currency swaps. At the date of settlement, the total notional value of the cross-currency swaps was $311,380. The Company paid $13,170 in cash to settle the swaps, which is included in net cash used in investing activities, discontinued operations in the Company’s consolidated statement of cash flows for the year ended December 31, 2021, as the underlying subsidiary subject to the net investment hedging relationship is part of the Performance Chemicals business.
As the derivatives were designated and qualify as net investment hedges, changes in the fair value of the swaps attributable to changes in the spot exchange rates are recognized in cumulative translation adjustment (“CTA”) within OCI and are held there until the hedged net investments are sold or substantially liquidated. Changes in the fair value of the swaps attributable to the cross currency basis spread are excluded from the assessment of hedge effectiveness and are recorded in current period earnings. Upon such sale or liquidation, the amount recognized in CTA is reclassified to earnings and reported in the same line item as the gain or loss on the liquidation of the net investments. In connection with the sale of the Performance Materials business in December 2020, a portion of the amount deferred in CTA related to the cross-currency swaps was reclassified from accumulated other comprehensive income and recognized as part of the loss on sale.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The fair values of derivative instruments held as of December 31, 2021 and 2020 are shown below:

		December 31,
	Balance sheet location	2021	2020
Derivative assets:
Derivatives designated as cash flow hedges:
Interest rate caps	Other long-term assets	1,080	—
Total derivative assets		$1,080	$—

Derivative liabilities:
Derivatives designated as cash flow hedges:
Interest rate caps	Accrued liabilities	1,288	1,954
Interest rate caps	Other long-term liabilities	—	1,750
Total derivative liabilities		$1,288	$3,704

The following table shows the effect of the Company’s derivative instruments designated as hedges on accumulated other comprehensive income (loss) (“AOCI”) and the statements of income for the years ended December 31, 2021, 2020 and 2019:

		Years ended December 31,
		2021		2020		2019
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$(3,441)	$(444)	$(167)	$(54)	$(3,304)	$(625)

The following table shows the effect of the Company’s cash flow hedge accounting on the consolidated statements of income for the years ended December 31, 2021, 2020 and 2019:

	Location and amount of gain (loss) recognized in income on cash flow hedging relationships
	Years ended December 31,
	2021		2020		2019
	Cost of goods sold	Interest (expense) income	Cost of goods sold	Interest (expense) income	Cost of goods sold	Interest (expense) income
Total amounts of income and expense line items presented in the statement of income in which the effects of cash flow hedges are recorded	$(434,540)	$(36,990)	$(344,967)	$(50,409)	$(365,537)	$(66,872)

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	—	(444)	—	(54)	—	(625)

The amount of unrealized losses in AOCI related to the Company’s cash flow hedges that is expected to be reclassified to the consolidated statement of income over the next twelve months is $711 as of December 31, 2021.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table shows the effect of the Company’s net investment hedges on AOCI and the consolidated statements of income for the years ended December 31, 2021, 2020 and 2019:

	Amount of pre-tax gain (loss) recognized in OCI on derivative			Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income			Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	Years ended December 31,				Years ended December 31,				Years ended December 31,
	2021	2020	2019		2021	2020	2019		2021	2020	2019
Cross currency swaps	$9,787	$(23,622)	$17,077	Net (loss) income from discontinued operations, net of tax(1)	$9,754	$1,967	$—	Interest (expense) income	$545	$5,090	$7,320

(1)Includes the gain (loss) on the sale of the underlying subsidiary.
21. Income Taxes:
Income (loss) before income taxes and noncontrolling interest within or outside the United States are shown below:

	Years ended December 31,
	2021	2020	2019
Domestic	$6,185	$(10,454)	$32,760
Foreign	7,756	12,669	10,659
Total	$13,941	$2,215	$43,419

The provision (benefit) for income taxes as shown in the accompanying consolidated statements of income consists of the following:

	Years ended December 31,
	2021	2020	2019
Current:
Federal	$2,469	$—	$(3)
State	1,813	1,982	2,141
Foreign	3,317	6,013	6,263
	7,599	7,995	8,401

Deferred:
Federal	(1,813)	(58,125)	1,320
State	2,551	(2,596)	2,244
Foreign	3,810	661	334
	4,548	(60,060)	3,898

(Benefit) provision for income taxes	$12,147	$(52,065)	$12,299

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

A reconciliation of income tax expense (benefit) at the U.S. federal statutory income tax rate to actual income tax expense is as follows:

	Years ended December 31,
	2021	2020	2019
Tax at statutory rate	$2,928	$466	$9,118
State income taxes, net of federal income tax benefit	3,942	(401)	6,725
Impact of Discrete Tax Items, GILTI Inclusion	390	(105)	1,003
Changes in uncertain tax positions	877	164	(1,288)
Change in valuation allowances	(119)	135	1,415
Rate changes	5,209	4,274	1,054
Foreign withholding taxes	—	—	(6,651)
Foreign tax rate differential	(4)	165	217
Foreign tax credits	(759)	(56,359)	—
Research and development tax credits	(620)	(717)	(32)
Other, net	303	313	738
Provision (benefit) for income taxes	$12,147	$(52,065)	$12,299

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$24,107	$24,467
Interest disallowance carryforward	24	266
Pension	227	9,149
Operating lease liability	7,362	10,816
Other	14,732	18,997
State credits	13,110	12,733
Foreign withholding tax credits	9,083	9,083
Foreign tax credit	—	62,752
Valuation allowance	(39,857)	(34,189)
	$28,788	$114,074

Deferred tax liabilities:
Depreciation	$(71,815)	$(92,922)
Inventory	(2,899)	(4,946)
Intangibles	(62,557)	(117,063)
Operating lease right-of-use assets	(7,384)	(11,250)
Other	(10,713)	(13,743)
	$(155,368)	$(239,924)

Net deferred tax liabilities	$(126,580)	$(125,850)

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Under the tax laws of various jurisdictions in which we operate, deductions or credits that cannot be fully utilized for tax purposes during the year may be carried forward, subject to statutory limitations, to reduce taxable income or taxes payable in a future year. As of December 31, 2021, the Company has indefinite carryforwards of $9,083 foreign withholding tax credits. The Company has recorded a full valuation allowance against the foreign withholding tax credits as it is more likely than not that the benefit from these foreign tax credits will never be realized. The Company has $13,110 of deferred tax assets related to state tax credits, which are subject to a 16-year carryforward period. A partial valuation allowance of $12,012 has been recorded due to the expected expiration of these credits before they are able to be utilized. The Company has $24,107 of deferred tax assets related to state net operating losses, which are subject to various carryforward periods of 5 to 20 years or an indefinite carryforward period. A partial valuation allowance of $18,762 has been recorded due to the expected expiration of these credits before they are able to be utilized.
The change in net deferred tax liabilities for the years ended December 31, 2021 and 2020 was primarily related to the usage of U.S. federal credit carryforwards reducing those deferred tax assets, activity related to book amortization of intangible assets with no corresponding tax basis reducing those deferred tax liabilities, activity with respect to tax deductible goodwill, as well as the impact of the Performance Chemicals business being classified as held for sale for year ended December 31, 2020.
The net change in the total valuation allowance was an increase of $5,668 in 2021. The valuation allowance at December 31, 2021 was related to state net operating loss carryforwards and tax credits that, in the judgment of management, are not more likely than not to be realized. In assessing the ability to realize deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies that are prudent in making this assessment. In order to fully realize deferred tax assets, the Company will need to generate future taxable income prior to the expiration of the net operating loss and credit carryforwards. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
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
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	Years ended December 31,
	2021	2020
Balance at beginning of period	$7,787	$8,080
Increases related to current year tax positions	—	164
Decreases related to settlements with taxing authorities	—	(457)
Balance at end of period	$7,787	$7,787

The total unrecognized tax benefits of $7,787 and $7,787 as of December 31, 2021 and 2020, respectively. If these amounts are recognized in future periods, it would affect the effective tax rate on income from continuing operations for the years in which they are recognized.
Interest and penalties released related to uncertain tax positions amounted to $0 and $37 for the years ended December 31, 2021 and 2020, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period for which the event occurs requiring the adjustment. The Company recorded no accrued interest and penalties as of December 31, 2021 and 2020, respectively, in other long-term liabilities on its consolidated balance sheets.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The following describes the open tax years, by significant tax jurisdiction, as of December 31, 2021:

Jurisdiction	Period
United States-Federal	2010-Present
United States-State	2010-Present

Given that the Company has utilized state net operating loss in the current and prior years, the statute for examination by the state taxing authorities will typically remain open for a period following the use of such net operating loss carryforwards, extending the period for examination beyond the years indicated above.
As of December 31, 2021, the Company does not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
As of December 31, 2021, the Company no longer has a federal NOL or foreign tax credit carryforward. There are no foreign net operating losses as of December 31, 2021.
Cash payments for income taxes, net of refunds, are as follows:

	Years ended December 31,
	2021	2020	2019
Domestic	$549	$1,894	$1,879
Foreign	69	29	(29)
	$618	$1,923	$1,850

22. Benefit Plans:
The Company sponsors defined benefit pension plans covering certain of its employees. Benefits under the plans are generally based on average final pay and years of service. The Company’s funding policy is to fund the minimum required contribution under local statutory requirements.
The Company sponsors an unfunded plan to provide health care benefits to certain retired employees in the United States. The plan pays a stated percentage of medical expenses reduced by deductibles and other coverage. The plan is unfunded and obligations are paid out of the Company’s operations.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The Company uses a December 31 measurement date for all of its defined benefit pension and postretirement medical plans. Of the Company’s two defined benefit pension plans covering employees in the U.S., the Eco Services Hourly Pension Plan was frozen to future accruals as of December 31, 2020, and the Eco Services Pension Equity Plan was frozen to future accruals as of December 31, 2016. The retiree healthcare plan was closed to new retirees effective July 1, 2017. The Company no longer has a defined benefit pension plan covering its employees at a foreign subsidiary since during the year ended December 31, 2021, that plan was converted to a defined contribution plan.
Defined Benefit Pension Plans
The following tables summarize changes in the benefit obligation, plan assets and funded status of the Company’s defined benefit pension plans as well as the components of net periodic benefit cost, including key assumptions:

	U.S.		Foreign
	December 31,		December 31,
	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of period	$91,937	$82,726	$22,210	$19,673
Service cost	—	769	—	1,080
Interest cost	2,210	2,665	255	299
Participant contributions	—	—	—	112
Plan curtailments	—	—	—	(1,603)
Plan settlements	(1,795)	(1,455)	(21,622)	—
Benefits paid	(2,069)	(1,511)	—	(213)
Expenses paid	—	—	—	(60)
Actuarial (gains) losses	(3,818)	8,743	—	949
Translation adjustment	—	—	(843)	1,973
Benefit obligation at end of the period	$86,465	$91,937	$—	$22,210

Change in plan assets:
Fair value of plan assets at beginning of period	$80,395	$69,450	$22,210	$18,365
Actual return on plan assets	6,383	11,539	255	1,238
Employer contributions	—	2,372	—	820
Employee contributions	—	—	—	112
Plan settlements	(1,795)	(1,455)	(21,622)	—
Benefits paid	(2,069)	(1,511)	—	(213)
Expenses paid	—	—	—	(60)
Translation adjustment	—	—	(843)	1,948
Fair value of plan assets at end of the period	$82,914	$80,395	$—	$22,210

Funded status of the plans (underfunded)	$(3,551)	$(11,542)	$—	$—

The total actuarial gains for the year ended December 31, 2021 was $3,818, which was driven by declines in the discount rates of $3,989 and changes in the lump sum conversion of $545 offset by changes in mortality assumptions of $204 and declines in general experience of $512. The total actuarial losses for the year ended December 31, 2020 was $8,743, which was driven by declines in the discount rates of $8,938 and declines in general demographic experience of $343, which was offset by favorable changes in mortality assumptions of $538.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Amounts recognized in the consolidated balance sheets consist of:

	U.S.		Foreign
	December 31,		December 31,
	2021	2020	2021	2020
Noncurrent liability	(3,551)	(11,542)	—	—
Accumulated other comprehensive income (loss)	(672)	371	—	(1,198)
Net amount recognized	$(4,223)	$(11,171)	$—	$(1,198)

Amounts recognized in accumulated other comprehensive income (loss) consist of:

	U.S.		Foreign
	December 31,		December 31,
	2021	2020	2021	2020
Net gain (loss)	2,486	(3,328)	—	(2,166)
Gross amount recognized	2,486	(3,328)	—	(2,166)
Deferred income taxes	(3,158)	3,699	—	968
Net amount recognized	$(672)	$371	$—	$(1,198)

Components of net periodic benefit cost consist of:

	U.S.			Foreign
	Years ended December 31,			Years ended December 31,
	2021	2020	2019	2021	2020	2019
Service cost	$—	$769	$978	$—	$1,080	$977
Interest cost	2,210	2,665	3,099	255	299	355
Expected return on plan assets	(4,360)	(3,898)	(3,444)	(255)	(287)	(275)
Amortization of net (gain) loss	—	—	—	—	95	—
Settlement (gain) loss recognized	(26)	78	49	2,084	—	—
Net periodic expense (benefit)	$(2,176)	$(386)	$682	$2,084	$1,187	$1,057

All components of net periodic benefit cost other than service cost are presented within other expense (income), net in the Company’s consolidated statements of income.
The net amount of projected benefit obligation and plan assets for all underfunded and unfunded plans was $3,551 and $11,542 as of December 31, 2021 and 2020, respectively, and was classified as noncurrent liabilities. The total accumulated benefit obligation as of December 31, 2021 and 2020 for the Company’s U.S. pension plans was $86,465 and $91,937, respectively.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table presents selected information about the Company’s pension plans with accumulated benefit obligations in excess of plan assets:

	U.S.		Foreign
	December 31,		December 31,
	2021	2020	2021	2020
Projected benefit obligation	$86,465	$91,937	$—	—
Accumulated benefit obligation	86,465	91,937	—	—
Fair value of plan assets	82,914	80,395	—	—

The following table presents selected information about the Company’s pension plans with projected benefit obligations in excess of plan assets:

	U.S.		Foreign
	December 31,		December 31,
	2021	2020	2021	2020
Projected benefit obligation	$86,465	$91,937	$—	—
Fair value of plan assets	82,914	80,395	—	—

Significant weighted average assumptions used in determining the pension obligations include the following:

	U.S.		Foreign
	December 31,		December 31,
	2021	2020	2021	2020
Discount rate	2.90%	2.50%	N/A	1.20%
Rate of compensation increase(1)	N/A	N/A	N/A	1.75%

Significant weighted average assumptions used in determining net periodic benefit cost include the following:

	U.S.			Foreign
	Years ended December 31,			Years ended December 31,
	2021	2020	2019	2021	2020	2019
Discount rate	2.50%	3.4%	4.37%	1.20%	1.50%	2.30%
Rate of compensation increase(1)	N/A	3.00%	3.00%	1.75%	1.75%	1.75%
Expected return on assets	5.60%	5.70%	6.00%	1.20%	1.50%	1.60%

(1)    Includes only plans not frozen to benefit accruals for the respective periods.
The discount rate was determined by utilizing a yield curve model. The model develops a spot rate curve based on the yields available from a broad-based universe of high quality corporate bonds. The discount rate is then set as the weighted average spot rate, using the respective plan’s expected benefit cash flows as the weights.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The investment objective for the plans is to generate returns sufficient to meet future obligations. The strategy to meet the objective includes generating attractive returns using higher returning assets such as equity securities and balancing risk using less volatile assets such as fixed income securities. The plans invest in an allocation of assets across the two broadly-defined financial asset categories of equity and fixed income securities. The target allocations for the plan assets across the two U.S. plans are as follows: 10% equity securities and 90% fixed income investments for the Eco Services Pension Equity Plan; and 30% equity securities and 70% fixed income investments for the Eco Services Hourly Pension Plan.
The Company classifies plan assets based upon a fair value hierarchy (see Note 8 to these consolidated financial statements for further information). The classification of each asset within the hierarchy is based on the lowest level input that is significant to its measurement. The fair value hierarchy consists of three levels as follows:
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following tables set forth by level, within the fair value hierarchy, plan assets at fair value:

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$202	$202	$—	$—
Equity securities:
U.S. investment funds	12,150	12,150	—	—
International investment funds	7,816	7,816	—	—
Fixed income securities:
Government securities	28,869	28,869	—	—
Corporate bonds	33,877	33,877	—	—
Total	$82,914	$82,914	$—	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$151	$151	$—	$—
Equity securities:
U.S. investment funds	28,040	28,040	—	—
International investment funds	18,770	18,770	—	—
Fixed income securities:
Government securities	16,766	16,766	—	—
Corporate bonds	16,668	16,668	—	—
Other:
Insurance contracts	22,210	—	22,210	—
Total	$102,605	$80,395	$22,210	$—

The Company does not expect to contribute to the U.S. pension plans or to the foreign pension plan in 2022.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Amount
2022	$4,619
2023	4,544
2024	4,393
2025	4,266
2026	4,339
Years 2027-2031	22,707

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Other Postretirement Benefit Plan
The following tables summarize changes in the benefit obligation, plan assets and funded status of the Company’s other postretirement benefit plan as well as the components of net periodic benefit cost, including key assumptions:

	December 31,
	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of period	$650	$554
Interest cost	17	19
Benefits paid	(1)	(2)
Premiums paid	(2)	(3)
Actuarial (gains) losses	(40)	82
Benefit obligation at end of period	$624	$650

Change in plan assets:
Employer contributions	3	5
Benefits paid	(1)	(2)
Premiums paid	(2)	(3)
Fair value of plan assets at end of period	$—	$—

Funded status of the plan (underfunded)	$(624)	$(650)

The total actuarial gains for the year ended December 31, 2021 was $40, which was driven by increases in the discount rates of $27, changes in mortality assumptions of $1, and general experience of $12.
The total actuarial losses for the year ended December 31, 2020 was $82, which was driven by declines in the discount rates of $83, declines in general demographic experience of $4, and declines in mortality assumptions of $3.
Amounts recognized in the consolidated balance sheets consist of:

	December 31,
	2021	2020
Current liability	$(17)	$(16)
Noncurrent liability	(607)	(634)
Accumulated other comprehensive income	(59)	238
Net amount recognized	$(683)	$(412)

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Amounts recognized in accumulated other comprehensive income consist of:

	December 31,
	2021	2020
Prior service credit	$364	$596
Net gain	(114)	(159)
Gross amount recognized	250	437
Deferred income taxes	(309)	(199)
Net amount recognized	$(59)	$238

Components of net periodic benefit cost consist of:

	Years ended December 31,
	2021	2020	2019
Service cost	$—	$—	$10
Interest cost	17	19	29
Amortization of prior service credit	(232)	(232)	(157)
Amortization of net loss (gain)	5	1	(11)
Net periodic benefit	$(210)	$(212)	$(129)

All components of net periodic benefit cost other than service cost are presented within other expense (income), net in the Company’s consolidated statements of income.
The discount rate used in determining the other postretirement benefit plan obligation was 2.90% and 2.60% as of December 31, 2021 and 2020, respectively. The discount rate used in determining net periodic benefit cost was 2.60%, 3.50% and 4.50% for the years ended December 31, 2021, 2020 and 2019, respectively. There was no rate of interest crediting rate, as there are no cash balance accounts associated with this plan.
Assumed health care cost trend rates were as follows:

December 31,
	2021	2020
Immediate trend rate	NA	NA
Ultimate trend rate	NA	NA
Year that the rate reaches ultimate trend rate	NA	NA

The Company expects to contribute $17 to the retiree health plan in 2022.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Amount
2022	$17
2023	18
2024	19
2025	20
2026	21
Years 2025-2029	128

There are no expected Medicare subsidy receipts expected in future periods.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Defined Contribution Plans
The Company also has defined contribution plans covering domestic employees of the Company and a foreign subsidiary. The Company recorded expenses of $2,054, $1,357 and $1,305 related to these plans for the years ended December 31, 2021, 2020 and 2019, respectively.
23. Stock-Based Compensation:
The Company has an equity incentive plan under which it grants common stock awards to employees, directors and affiliates of the Company. At December 31, 2021, 12,405,315 shares of common stock were available for issuance under the plan. The Company settles these awards through the issuance of new shares.
Modifications
Sale of Performance Chemicals
As described in Note 9 to these consolidated financial statements, the Company’s Board of Directors declared a special cash dividend of $3.20 per share to stockholders of record as of the close of business on August 12, 2021. The dividend declaration also included a dividend equivalent for all unvested restricted stock units, performance stock units and restricted stock awards (collectively, the “awards”) as of August 23, 2021 equal to $3.20 per award. Additionally, the Company’s Board of Directors approved a reduction in the strike price on all outstanding vested and unvested stock options by the amount of the dividend payment.
Further, with respect to stock options and awards held by employees of Performance Chemicals at the time of the sale (see Note 5 to these consolidated financial statements), the Company’s Board of Directors approved modifications to the post-termination stock option exercise, and stock option and award vesting periods. The modifications provided that all stock options held by Performance Chemicals employees that were vested as of the date of the sale are eligible to be exercised for a period of one year from the date of the sale. Additionally, modifications to unvested stock options and awards allowed holders to continue to vest in those instruments under the original terms of the instruments for a period of up to one year from the date of sale, depending on the award. The terms of the modifications to the Performance Chemicals awards are contingent upon the employee providing continued service to the Buyer.
The modifications impacted all holders of the Company’s stock options and awards, and along with modifications for a retired executive during the same period, resulted in incremental stock-based compensation expense recognized at the time of the modifications of $6,667 during the year ended December 31, 2021. Of this amount, $2,635 was included in loss from discontinued operations, net of tax on the Company’s consolidated statements of income.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Sale of Performance Materials
As described in Note 9 to these consolidated financial statements, the Company’s Board of Directors declared a special cash dividend of $1.80 per share to stockholders of record as of the close of business on December 21, 2020. The dividend declaration also included a dividend equivalent for all unvested awards as of December 21, 2020 equal to $1.80 per award. Additionally, the Company’s Board of Directors approved a reduction in the strike price on all outstanding vested and unvested stock options by the amount of the dividend payment.
Further, with respect to stock options and awards held by employees of Performance Materials at the time of the sale (see Note 4 to these consolidated financial statements), the Company’s Board of Directors approved modifications to the post-termination stock option exercise, and stock option and award vesting periods. The modifications provided that all stock options held by Performance Materials employees that were vested as of the date of the sale are eligible to be exercised for a period of one year from the date of the sale. Additionally, modifications to unvested stock options and awards allowed holders to continue to vest in those instruments under the original terms of the instruments for a period of one year from the date of sale. The terms of the modifications to the Performance Materials awards are contingent upon the employee providing continued service to the Purchaser.
The modifications impacted all holders of the Company’s stock options and awards, and resulted in incremental stock-based compensation expense recognized at the time of the modifications of $2,144 during the year ended December 31, 2020. Of this amount, $654 was included in loss from discontinued operations, net of tax on the Company’s consolidated statements of income.
Stock Options
The Company has issued stock options to purchase Ecovyst Inc. common stock as part of its equity incentive compensation program. There are various vesting conditions associated with stock options issued prior to the launch of the Company’s initial pubic offering (“IPO”) in September 2017, including satisfaction of certain service and/or performance based conditions. Subsequent to the IPO, the Company’s stock option grants have been subject to graded vesting conditions based on service. The maximum contractual term of the Company’s stock options is ten years.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table summarizes the activity of common stock options for the period from December 31, 2018 through the year ended December 31, 2021:

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	2,941,154	$10.79
Exercised	(492,498)	$8.07
Forfeited	(74,299)	$8.16
Outstanding at December 31, 2019	2,374,357	$11.44
Exercised	(43,250)	$8.64
Forfeited	(157,776)	$9.23
Outstanding at December 31, 2020	2,173,331	$9.84	(1)
Exercised	(208,500)	$3.56
Forfeited	(39,996)	$3.53
Expired	(40,484)	$14.52
Outstanding at December 31, 2021	1,884,351	$6.99	(2)	4.97	$7,714
Exercisable at December 31, 2021	1,547,535	$7.75		5.03	$5,417

(1)Reflects the impact of the reduction in the strike price on all outstanding vested and unvested stock options by $1.80 per share as described above.
(2)Reflects the impact of the reduction in the strike price on all outstanding vested and unvested stock options by $3.20 per share as described above.
The aggregate intrinsic value per the above table represents the difference between the fair value the Company’s common stock on the last trading day of the reporting period (determined in accordance with the plan terms) and the exercise price of in-the-money stock options multiplied by the respective number of stock options as of that date. The total intrinsic value of stock options exercised during the year ended December 31, 2019 and the resulting tax benefits recognized by the Company were $3,615; the total intrinsic value of stock options exercised during the years ended December 31, 2020 and 2021 was not material for either year. Additionally, cash proceeds received by the Company from the exercise of stock options were $3,975 during the year ended December 31, 2019 and were not material for the years ended December 31, 2020 and 2021.
There were no stock option awards granted during the years ended December 31, 2021, 2020 and 2019. The Company uses the Black-Scholes option pricing model to determine the fair value of its stock option grants.
Restricted Stock Awards, Restricted Stock Units and Performance Stock Units
Restricted Stock Awards
The Company has granted restricted stock awards subject to vesting conditions based on (1) service only, (2) performance only, or (3) a combination of service and performance conditions, dependent on which event occurs first. The vesting requirements for the majority of these awards were based upon the achievement of a performance condition. As defined in the award agreements, each award subject to the performance condition fully vests upon the occurrence of a defined liquidity event upon which certain investment funds affiliated with CCMP receive proceeds exceeding certain thresholds. Although achievement of the performance condition is subject to continued service with the Company, the terms of awards issued with performance conditions stipulate that the performance vesting condition can be attained for a period of six months following separation from service under certain circumstances, depending on the means of separation from the Company and subject to other factors such as individual separation agreements. The same performance vesting condition for the Company’s restricted stock awards also governs the achievement of the

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

performance vesting condition for the Company’s stock options. As of December 31, 2021, all of the Company’s outstanding unvested restricted stock awards were subject to the performance vesting condition.
In addition to restricted stock awards, the Company has granted restricted stock units and performance stock units as part of its equity incentive compensation program.
Restricted Stock Units
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
Performance Stock Units
2019 Grants
The Company granted performance stock units during the year ended December 31, 2019, which provide the recipients with the right to receive shares of common stock dependent on the achievement of two Company-specific financial performance targets and the provision of service through the vesting date. Attainment of the metrics is measured based on the average levels of achievement across the three-year period from January 1, 2019 through December 31, 2021. Depending on the Company’s performance against the pre-determined thresholds for achievement, each performance stock unit award holder is eligible to earn a percentage of the target number of shares granted to the holder, ranging from zero to 200%. The performance stock units, to the extent earned, will vest on the date the Company’s compensation and governance committee certifies the achievement of the performance metrics for the three-year period ending December 31, 2021, which will occur subsequent to the end of the performance period and after the Company files its annual consolidated financial statements for the year then ended.
2020 Grants
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The TSR goal, which determines how much of the 50% of the performance stock units granted during 2020 may be earned, is considered a market condition as opposed to a vesting condition. Because a market condition is not considered a vesting condition, it is reflected in the grant date fair value of an award and the associated compensation cost based on the fair value of the award is recognized over the performance period, regardless of whether the Company actually achieves the market condition or the level of achievement, as long as service is provided by the recipient. The Company used a Monte Carlo simulation to estimate the fair value of the portion of the awards subject to the TSR goal, with the following assumptions:

Expected dividend yield	—%
Risk-free interest rate	1.56%
Expected volatility	28.57%
Expected term (in years)	2.95
Grant date fair value	$24.11

2021 Grants
The performance stock units granted during the year ended December 31, 2021 provide the recipients with the right to receive shares of common stock dependent on the achievement of a TSR goal, and are generally subject to the provision of service through the vesting date of the award. The performance period for the TSR goal is measured based on a three-year performance period from January 1, 2021 through December 31, 2023. The TSR goal is based on the Company’s actual TSR percentage increase over the performance period. Depending on the Company’s performance relative to the TSR goal, each performance stock unit award recipient is eligible to earn a percentage of the target number of shares granted to the recipient, ranging from zero to 200%. The performance stock units, to the extent earned, will vest on the date the Company’s compensation and governance committee certifies the achievement of the performance metric for the three-year period ending December 31, 2023, which will occur subsequent to the end of the performance period but before the Company files its annual consolidated financial statements for the year ending December 31, 2023.
The Company used a Monte Carlo simulation to estimate the fair value of the awards, with the following assumptions:

Expected dividend yield	—%
Risk-free interest rate	0.20%
Expected volatility	41.70%
Expected term (in years)	2.95
Grant date fair value	$13.21

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Award Activity
The following table summarizes the activity of restricted stock awards, restricted stock units and performance stock units for the period from December 31, 2018 through the year ended December 31, 2021:

	Restricted Stock Awards			Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value (per share)		Number of Units	Weighted Average Grant Date Fair Value (per share)	Number of Units	Weighted Average Grant Date Fair Value (per share)
Nonvested as of December 31, 2018	1,770,660	$8.39		998,786	$16.83	—	$—
Granted	—	$—		1,245,628	$15.42	550,676	$15.41
Vested	(97,140)	$12.32		(541,383)	$16.68	—	$—
Forfeited	(127,390)	$8.04		(74,595)	$16.09	—	$—
Nonvested as of December 31, 2019	1,546,130	$8.17		1,628,436	$15.83	550,676	$15.41
Granted	—	$—		1,158,605	$16.60	456,311	$20.29
Vested	(29,760)	$12.32		(816,866)	$16.17	—	$—
Forfeited	(619,355)	$8.04		(129,036)	$16.28	(41,251)	$15.95
Nonvested as of December 31, 2020	897,015	$13.80	(1)	1,841,139	$16.14	965,736	$17.69
Granted	—	$—		1,697,623	$15.39	211,985	$13.21
Vested	—	$—		(773,619)	$16.00	—	$—
Forfeited	(263,291)	$15.31	(1)	(257,722)	$16.03	(60,166)	$17.11
Nonvested as of December 31, 2021	633,724	$15.84	(1)	2,507,421	$15.68	1,117,555	$16.91

(1)    Reflects the impact of the modification on all unvested restricted stock awards as described above.
The total fair value of restricted stock awards that vested during the years ended December 31, 2021, 2020 and 2019 was $0, $510 and $1,543, respectively. The total fair value of restricted stock units that vested during the years ended December 31, 2021, 2020 and 2019 was $11,507, $11,269 and $8,493, respectively. None of the Company’s performance stock units vested during the years ended December 31, 2021, 2020 and 2019.
Total Stock-Based Compensation Expense
For the years ended December 31, 2021, 2020 and 2019, total stock-based compensation expense for the Company on a continuing operations basis was $31,838, $17,194 and $13,281, respectively. The associated income tax benefit recognized in the statements of income for the years ended December 31, 2021, 2020 and 2019 was $7,735, $3,933 and $3,182, respectively.
As of December 31, 2021, there was no unrecognized compensation cost related to nonvested stock options or nonvested restricted stock awards subject to service vesting conditions. As of December 31, 2021, there was $22,069 of total unrecognized compensation cost related to nonvested restricted stock units and $6,554 of total unrecognized compensation cost related to nonvested performance stock units considered probable of vesting, which include costs for both continuing and discontinued operations. The weighted-average period over which these costs are expected to be recognized at December 31, 2020 is 1.32 years for the restricted stock units and 0.89 years for the performance stock units. No expense has been recognized for any restricted stock awards or stock options subject to the performance condition for the years ended December 31, 2021, 2020 and 2019, as the performance-based criteria was not achieved nor considered probable of achievement.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Restricted stock awards and stock options issued with performance conditions vest based on the occurrence of a defined liquidity event upon which certain investment funds affiliated with CCMP receive proceeds exceeding certain thresholds. All of the Company’s equity incentive awards with performance-based vesting, whether in the form of stock options or restricted stock awards, are subject to achievement of the same performance condition. If an exit event occurs that exceeds the defined threshold, then all performance-based awards of the Company vest 100%, with no potential for partial vesting or excess achievement. If an exit event or events occur with no further possibility of meeting the defined threshold, then all of the Company’s awards subject to the performance vesting condition will be forfeited. In addition to the defined liquidity event, subsequent to the Company’s IPO, the performance vesting condition can also be achieved if the average closing trading price of the Company’s common stock on the NYSE over any consecutive ten-day trading period equals or exceeds a price that would be equivalent to the achievement of the threshold proceeds to CCMP. See Note 24 to these consolidated financial statements for further information on the number of awards outstanding subject to performance-based vesting.
24. Earnings per Share:
Basic earnings per share is calculated as income (loss) available to common stockholders, divided by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding during the period for the computation of basic earnings per share excludes restricted stock awards that have legally been issued but are nonvested during the period, as the sale of these shares is prohibited pending satisfaction of certain vesting conditions by the award recipients in order to earn the rights to the shares (see Note 23 to these consolidated financial statements for further information regarding outstanding nonvested restricted stock awards).
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
The reconciliation from basic to diluted weighted average shares outstanding is as follows:

	Years ended December 31,
	2021	2020	2019
Weighted average shares outstanding – Basic	136,167,384	135,528,977	134,389,667
Dilutive effect of unvested common shares and restricted stock units with service conditions, performance stock units considered probable of vesting and assumed stock option exercises and conversions	1,541,547	921,976	1,159,027
Weighted average shares outstanding – Diluted	137,708,931	136,450,953	135,548,694

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Basic and diluted earnings per share are calculated as follows:

	Years ended December 31,
	2021	2020	2019
Numerator:
Net (loss) income attributable to Ecovyst Inc.	$(139,949)	$(278,771)	$79,539

Denominator:
Weighted average shares outstanding – Basic	136,167,384	135,528,977	134,389,667
Weighted average shares outstanding – Diluted	137,708,931	136,450,953	135,548,694
Net (loss) income per share:
Basic (loss) income per share	$(1.03)	$(2.06)	$0.59
Diluted (loss) income per share	$(1.02)	$(2.04)	$0.59

The table below presents the details of the Company’s weighted average equity-based awards outstanding during each respective year that were excluded from the calculation of diluted earnings per share:

	Years ended December 31,
	2021	2020	2019
Restricted stock awards with performance only targets not yet achieved	839,432	1,225,855	1,584,980
Stock options with performance only targets not yet achieved	373,105	507,461	558,283
Anti-dilutive restricted stock awards, restricted stock units and performance stock units	6,214	1,453,120	—
Anti-dilutive stock options	244,473	846,049	863,063

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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

25. Commitments and Contingent Liabilities:
Environmental Contingencies
There is a risk of environmental impact in chemical manufacturing operations. The Company’s environmental policies and practices are designed to comply with existing laws and regulations and to minimize the possibility of significant environmental impact. The Company is also subject to various other lawsuits and claims with respect to matters such as governmental regulations, labor and other actions arising out of the normal course of business. All claims that are probable and reasonably estimable have been accrued for in the Company’s consolidated financial statements, some of which are described in detail within this note. When these matters are ultimately concluded and determined, the Company believes that there will be no material adverse effect on its consolidated financial position, results of operations or liquidity.
The Company has recorded a reserve of $410 and $510 as of December 31, 2021 and 2020, respectively, to address remaining subsurface remedial and wetlands/marsh management activities at the Company’s Martinez, CA site. Although currently a sulfuric acid regeneration plant, the site originally was operated by Mountain Copper Company (“Mococo”) as a copper smelter. Also, the site sold iron pyrite to various customers and allowed their customers to deposit waste iron pyrite cinder and slag on the site. The property is adjacent to Peyton Slough, where Mococo had a permitted discharge point from its process. In 1997, the San Francisco Bay Regional Water Quality Control Board (“RWQCB”) required characterization and remediation of Peyton Slough for Copper, Zinc and Acidic Soils. Various remediation activities were undertaken and completed, and the site has received final concurrence from the Army Corps with respect to the completed work. The RWQCB has agreed that Eco Services LLC, a wholly owned subsidiary of the Company (“Eco Services”), has achieved the goals for vegetative cover. The current marsh condition is being sustained by the opening and subsequent closing of the tide gates on a once per year basis. The Company is continuing to indicate to the RWQCB a plan to involve Contra Costa County and work towards development of an alliance for operating, maintaining and funding the tide gates is appropriate. The Company is currently in the process of obtaining permits for the long-term maintenance of Peyton Slough.
As of December 31, 2021 and 2020, the Company has recorded a reserve of $306 and $427, respectively, for subsurface remediation and the Soil Vapor Extraction Project at the Company’s Dominguez, CA site. In the 1980s and 1990s, the EPA and the Los Angeles Regional Water Quality Control Board conducted investigations of the site due to historic chlorinated pesticide and chlorinated solvent use. Soil and groundwater beneath the site were impacted by chlorinated solvents and associated breakdown products, petroleum hydrocarbons, chlorinated pesticides and metals. A Corrective Measures Plan approved in October 2011 requires (1) soil vapor extraction (“SVE”) in affected areas, (2) covering of unpaved areas containing pesticide impacted soil, and (3) annual groundwater monitoring of the perched water-bearing zone. Annual groundwater sampling and soil vapor monitoring indicates that the SVE system has been effective in reducing subsurface contaminant levels. The Company is moving in the direction of rendering the SVE system dormant and potentially closing this matter within the next few years following rebound testing, including the preparation of an updated long-term Operations and Maintenance Plan as requested by the California Department of Toxic Substances Control.
Letters of Credit
At December 31, 2021, the Company had outstanding letters of credit of $17,541. Letters of credit are guarantees of payment to third parties. The Company’s letters of credit are used primarily as collateral for various items, including environmental, energy and insurance payments. The letters of credit are supported by the Company’s ABL facility.

ECOVYST INC. AND SUBSIDIARIES
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
Joint Venture Agreement
The Company entered into a joint venture agreement (the “ZI Partnership Agreement”) in 1988 with Shell Catalysts & Technologies, an affiliate of Royal Dutch Shell plc, to form Zeolyst International, a 50/50 joint venture partnership (the “Partnership”). Under the terms of the ZI Partnership Agreement, the Partnership leases certain land used in its Kansas City production facilities from Ecovyst. This lease, which has been recorded as an operating lease, provided for rental payments to the Company of $310, $305 and $295 during the years ended December 31, 2021, 2020 and 2019, respectively. The terms of this lease are evergreen as long as the ZI Partnership Agreement is in place. The Partnership recognized no sales to the Company’s of during the years ended December 31, 2021, 2020 and 2019, respectively.
The Partnership purchases certain of its raw materials from the Company and is charged for various manufacturing costs incurred at the Company’s Kansas City production facility. The amount of these costs charged to the Partnership were $21,778, $19,976 and $16,869 for the years ended December 31, 2021, 2020 and 2019, respectively. Certain administrative, marketing, engineering, management-related, and research and development services are provided to the Partnership by the Company. During the years ended December 31, 2021, 2020 and 2019, the Partnership was charged $11,406, $12,871 and $12,727, respectively, for these services. In addition, the Partnership was charged certain product demonstration costs of $924, $2,204 and $1,768 during the years ended December 31, 2021, 2020 and 2019, respectively. These charges to the Partnership are recorded as reductions in either cost of goods sold or selling, general and administrative expenses in the consolidated statements of income, depending on the nature of the expenditures.
Other
From time to time, the Company makes sales to and purchases raw materials from portfolio companies of funds that are affiliated with CCMP and companies that are affiliated with INEOS Capital Partners. The Company had sales of $3,923, $11,212 and $4,154 to companies affiliated with INEOS Capital Partners during the years ended December 31, 2021, 2020, and December 31, 2019 respectively. The Company purchases of raw materials from companies affiliated with INEOS Capital Partners were immaterial for the year ended December 31, 2021 and the Company did not purchase raw materials during the years ended December 31, 2020 and December 31, 2019, respectively.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

27. Quarterly Financial Summary (Unaudited):

The following tables summarize the Company’s quarterly financial results during the years ended December 31, 2021 and 2020:

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$126,624	$146,952	$167,428	$170,197
Gross profit	30,119	38,473	53,644	54,425
Operating income	2,482	11,652	22,494	17,979
Net income (loss) from continuing operations	(2,748)	(7,870)	4,689	7,723
Net income (loss) from discontinued operations, net of tax	(89,770)	6,520	(75,872)	17,712
Net (loss) income	(92,518)	(1,350)	(71,183)	25,435
Less: Net income (loss) attributable to the noncontrolling interest - discontinued operations	117	140	76	—
Net income (loss) attributable to Ecovyst Inc.	(92,635)	(1,490)	(71,259)	25,435

Earnings (loss) per common share - basic
Continuing operations	$(0.02)	$(0.06)	$0.03	$0.06
Discontinued operations	$(0.66)	$0.05	$(0.56)	$0.13
Net earnings (loss) per share - basic	$(0.68)	$(0.01)	$(0.52)	$0.19

Earnings (loss) per common share - diluted:
Continuing operations	$(0.02)	$(0.06)	$0.03	$0.06
Discontinued operations	$(0.66)	$0.05	$(0.55)	$0.13
Net earnings (loss) per share - diluted	$(0.68)	$(0.01)	$(0.52)	$0.18

Weighted average shares outstanding:
Basic	136,006,082	136,095,060	136,129,591	136,256,601
Diluted	136,006,082	136,095,060	137,354,427	137,528,028

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$125,554	$115,641	$130,675	$124,050
Gross profit	37,704	34,872	40,831	37,546
Operating income	11,974	9,845	18,754	10,993
Net income from continuing operations	(3,347)	34,317	(22,658)	45,968
Net income (loss) from discontinued operations, net of tax	3,856	(18,071)	30,470	(352,239)
Net income	509	16,246	7,812	(306,271)
Less: Net income attributable to the noncontrolling interest - discontinued operations	285	321	298	(3,837)
Net income attributable to Ecoyvst Inc.	224	15,925	7,514	(302,434)

Earnings (loss) per common share - basic:
Continuing operations	$(0.03)	$0.25	$(0.17)	$0.34
Discontinued operations	$0.03	$(0.13)	$0.23	$(2.57)
Net earnings per share - basic	$—	$0.12	$0.06	$(2.23)

Earnings (loss) per common share - diluted:
Continuing operations	$(0.03)	$0.25	$(0.17)	$0.34
Discontinued operations	$0.03	$(0.13)	$0.23	$(2.56)
Net earnings per share - diluted	$—	$0.12	$0.06	$(2.22)

Weighted average shares outstanding:
Basic	135,240,897	135,083,126	135,106,969	135,406,081
Diluted	135,240,897	135,671,830	135,106,969	136,284,272

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

28. Supplemental Cash Flow Information:
The following table presents supplemental cash flow information for the Company, which includes activity from both continuing and discontinued operations:

	Years ended December 31,
	2021	2020	2019
Cash paid during the year for:
Income taxes, net of refunds	$11,843	$35,013	$17,406
Interest(1)	59,040	90,291	117,775
Non-cash investing activity(2):
Capital expenditures acquired on account but unpaid as of the year end	6,116	16,245	27,155

(1)Cash paid for interest is shown net of capitalized interest for the periods presented and excludes $2,307 and $4,963 of net interest proceeds on swaps designated as net investment hedges for the years ended December 31, 2021 and 2020, respectively, which are included within cash flows from investing activities, discontinued operations in the Company’s consolidated statements of cash flows.
(2)For the supplemental non-cash information on lease liabilities arising from obtaining right-of-use lease assets, see Note 14 to these consolidated financial statements for additional details.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets as of December 31, 2021, 2020 and 2019 to the total of the same amounts shown in the consolidated statements of cash flows for the years then ended:

	December 31,
	2021	2020	2019
Cash and cash equivalents	$140,889	$113,377	$36,125
Restricted cash included in prepaid and other current assets	—	1,640	1,287
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$140,889	$115,017	$37,412

29. Subsequent Events:
In January 2022, the Company entered into two new interest rate cap agreements. See Note 20 to these consolidated financial statements for additional details.
Other than this item, the Company has evaluated subsequent events since the balance sheet date and determined that there are no additional matters to disclose.

SCHEDULE I
ECOVYST INC. AND SUBSIDIARIES (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME
(in thousands)

	Years ended December 31,
	2021	2020	2019
Stock compensation expense	$39,523	$25,200	$18,225
Equity in net loss (income) from subsidiaries	100,426	253,571	(97,764)
Net (loss) income	(139,949)	(278,771)	79,539
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits	5,794	1,938	2,430
Net gain (loss) from hedging activities	2,914	166	(2,665)
Foreign currency translation	10,611	(16,596)	22,117
Total other comprehensive income (loss)	19,319	(14,492)	21,882
Comprehensive (loss) income	$(120,630)	$(293,263)	$101,421

See accompanying notes to condensed financial statements.

SCHEDULE I
ECOVYST INC. AND SUBSIDIARIES (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Investment in subsidiaries	$740,737	$1,277,126
Total assets	$740,737	$1,277,126
LIABILITIES
Total liabilities	$—	$—
STOCKHOLDERS' EQUITY
Common stock (0.01 par); authorized shares 450,000,000; issued shares 137,820,971 and 137,102,143 on December 31, 2021 and 2020, respectively; outstanding shares 136,938,758 and 136,318,557 on December 31, 2021 and 2020, respectively	1,378	1,371
Preferred stock (0.01 par); authorized shares 50,000,000; no shares issued or outstanding on December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	1,073,409	1,477,859
Accumulated deficit	(315,707)	(175,758)
Treasury stock, at cost; shares 882,213 and 783,586 on December 31, 2021 and 2020, respectively	(12,551)	(11,081)
Accumulated other comprehensive loss	(5,792)	(15,265)
Total Ecovyst Inc. equity	740,737	1,277,126
Total liabilities and equity	$740,737	$1,277,126

See accompanying notes to condensed financial statements.

SCHEDULE I
ECOVYST INC. AND SUBSIDIARIES (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(139,949)	$(278,771)	$79,539
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income from subsidiaries	100,426	253,571	(97,764)
Stock compensation expense	39,523	25,200	18,225
Net cash provided by operating activities	—	—	—
Cash flows from investing activities:
Distribution from subsidiaries	435,593	243,749	—
Net cash provided by investing activities	435,593	243,749	—
Cash flows from financing activities:
Dividends paid to stockholders	(435,593)	(243,749)	—
Net cash used in financing activities	(435,593)	(243,749)	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—
Net change in cash, cash equivalents and restricted cash	—	—	—
Cash, cash equivalents and restricted cash at beginning of period	—	—	—
Cash, cash equivalents and restricted cash at end of period of continuing operations	$—	$—	$—

See accompanying notes to condensed financial statements.

SCHEDULE I
ECOVYST INC. AND SUBSIDIARIES (PARENT)
CONDENSED FINANCIAL INFORMATION
NOTES TO CONDENSED SCHEDULE I

1. Description of Ecovyst Inc. and Subsidiaries
Ecovyst Inc. (“Ecovyst” or the “Parent Company”) is a holding company that conducts substantially all of its business operations through its wholly owned subsidiary, Ecovyst Catalyst Technologies LLC. As specified in certain of Ecovyst Catalyst Technologies LLC’s debt agreements, there are restrictions on the ability of Ecovyst Catalyst Technologies LLC to make payments to its stockholder, Ecovyst, on behalf of its equity interests (refer to Note 18 to the Ecovyst consolidated financial statements for further information regarding Ecovyst debt).
2. Basis of Presentation
The accompanying condensed Parent Company financial statements are required in accordance with Rule 4-08(e)(3) of Regulation S-X. These condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investment in its consolidated subsidiary is presented under the equity method of accounting. Under the equity method, the investment in subsidiary is stated at cost plus contributions and equity in undistributed income (loss) of the subsidiary, less distributions received since the date of acquisition. These parent-only financial statements should be read in conjunction with Ecovyst’s audited consolidated financial statements.
3. Stock-Based Compensation
Refer to Note 23 of the notes to the Ecovyst consolidated financial statements for a description of stock-based compensation.
4. Dividends Paid
On December 14, 2020, Ecovyst’s Board of Directors declared a special cash dividend of $1.80 per share, using proceeds and cash on hand from the sale of the Performance Materials business. The dividend was paid on December 29, 2020 to the Company’s stockholders of record at the close of business on December 21, 2020.
On August 4, 2021, the Company’s Board of Directors declared a special cash dividend of $3.20 per share, using the proceeds from the sale of the Performance Chemicals business. The dividend was paid on August 23, 2021 to the Company’s stockholders of record at the close of business on August 12, 2021.

Report of Independent Auditors

To the Management Committee of Zeolyst International:

Opinion
We have audited the accompanying financial statements of Zeolyst International (the “Partnership”), which comprise the balance sheets as of December 31, 2021 and 2020, and the related statements of operations and accumulated earnings, of changes in partners’ capital and of cash flows for the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “financial statements”).
In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in accordance with accounting principles generally accepted in the United States of America.
Basis for Opinion
We conducted our audit in accordance with auditing standards generally accepted in the United States of America (US GAAS). Our responsibilities under those standards are further described in the Auditors' Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of the Partnership and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audit. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Emphasis of Matter
As discussed within Footnote 15 to the financial statements, the Partnership has significant related party transactions. Our opinion is not modified with respect to this matter.
Responsibilities of Management for the Financial Statements
Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.
In preparing the financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Partnership’s ability to continue as a going concern for one year after the date the financial statements are available to be issued.
Auditors’ Responsibilities for the Audit of the Financial Statements
Our objectives are to obtain reasonable assurance about whether the financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditors' report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with US GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the financial statements.
In performing an audit in accordance with US GAAS, we:
•Exercise professional judgment and maintain professional skepticism throughout the audit.
•Identify and assess the risks of material misstatement of the financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.
•Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, no such opinion is expressed.

•Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.
•Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.
We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control-related matters that we identified during the audit.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 1, 2022

ZEOLYST INTERNATIONAL
BALANCE SHEETS
(in thousands)

	December 31, 2021	December 31, 2020
ASSETS
Cash	$29,651	$47,837
Trade receivables, net:
Receivables from third parties	28,208	24,316
Receivables from affiliates	42,138	9,132
Inventories	116,480	98,241
Other current assets	1,210	576
Total current assets	217,687	180,102
Property, plant and equipment, net	130,885	142,871
Intangible assets	6,000	7,050
Right-of-use lease asset	5,950	5,968
Other long-term assets	270	480
Total assets	$360,792	$336,471
LIABILITIES
Revolver	$—	$—
Trade accounts payable	13,429	5,292
Accounts payable to affiliates	17,431	21,066
Operating lease liability—current	109	109
Other current liabilities	6,848	2,965
Total current liabilities	37,817	29,432
Operating lease liability—noncurrent	5,841	5,859
Total liabilities	43,658	35,291
Commitments and contingencies (Note 14)
PARTNERS’ CAPITAL
Contributed capital	54,930	54,930
Accumulated earnings	262,204	246,250
Net partners’ capital	317,134	301,180
Total liabilities and partners' capital	$360,792	$336,471

See accompanying notes to financial statements.

ZEOLYST INTERNATIONAL
STATEMENTS OF OPERATIONS AND ACCUMULATED EARNINGS
(in thousands)

	Years ended December 31,
	2021	2020	2019
Sales	$183,772	$129,708	$161,725
Related party sales	78,892	127,538	178,950
Total sales	262,664	257,246	340,675
Cost of goods sold	59,626	85,392	84,566
Related party cost of goods sold	101,967	83,018	112,441
Total cost of goods sold	161,593	168,410	197,007
Gross profit	101,071	88,836	143,668
Selling, general and administrative expenses (SG&A)	5,632	3,146	3,857
Related party SG&A	28,333	32,204	37,085
Operating income	67,106	53,486	102,726
Interest expense, net	144	224	76
Other (income) expense, net	1,008	(178)	(1,712)
Net income	65,954	53,440	104,362
Accumulated earnings at beginning of year	246,250	272,810	248,448
Dividends paid	(50,000)	(80,000)	(80,000)
Accumulated earnings at end of year	$262,204	$246,250	$272,810

See accompanying notes to financial statements.

ZEOLYST INTERNATIONAL
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in thousands)

	Contributed capital	Accumulated earnings	Net partners' capital
Ecovyst, Inc.:
Balance, January 1, 2019	$27,465	$124,224	$151,689
Dividends paid		(40,000)	(40,000)
Net income		52,181	52,181
Balance, December 31, 2019	$27,465	$136,405	$163,870
Dividends paid		(40,000)	(40,000)
Net income		26,720	26,720
Balance, December 31, 2020	$27,465	$123,125	$150,590
Dividends paid		(25,000)	(25,000)
Net income		32,977	32,977
Balance, December 31, 2021	27,465	$131,102	$158,567

CRI Zeolites Inc.:
Balance, January 1, 2019	$27,465	$124,224	$151,689
Dividends paid		(40,000)	(40,000)
Net income		52,181	52,181
Balance, December 31, 2019	$27,465	$136,405	$163,870
Dividends paid		$(40,000)	$(40,000)
Net income		$26,720	$26,720
Balance, December 31, 2020	$27,465	$123,125	$150,590
Dividends paid		$(25,000)	$(25,000)
Net income		$32,977	$32,977
Balance, December 31, 2021	$27,465	$131,102	$158,567
Total partners' capital at December 31, 2017	$54,930	$242,740	$297,670
Total partners' capital at December 31, 2018	$54,930	$248,448	$303,378
Total partners' capital at December 31, 2019	$54,930	$272,810	$327,740
Total partners' capital at December 31, 2020	$54,930	$246,250	$301,180
Total partners' capital at December 31, 2021	$54,930	$262,204	$317,134

See accompanying notes to financial statements.

ZEOLYST INTERNATIONAL
STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$65,954	$53,440	$104,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,460	17,397	17,845
Loss on sale or disposal of capital assets	(5)	25	47
Amortization of deferred financing fees	45	30	—
Gain on sale of investment	—	(372)	(3,062)
Net change in returns allowance	340	(713)	856
Net change in inventory reserve	(96)	—	—
Working capital changes that provided (used) cash:
Receivables, including affiliates	(37,238)	47,163	(24,598)
Inventories	(18,143)	29,623	(34,975)
Other current assets	(532)	58	175
Accounts payable, including affiliates	4,350	5,298	844
Other current liabilities	3,883	(811)	(2,275)
Net cash provided by operating activities	37,018	151,138	59,219
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,054)	(19,105)	(26,388)
Proceeds from sale of investment	—	372	3,062
Net cash used in investing activities	(5,054)	(18,733)	(23,326)
Cash flows from financing activities:
Proceeds from revolver	—	—	25,000
Payments on revolver	—	(15,000)	(10,000)
Revolver re-financing payments	(150)	(90)	—
Payments of cash dividends	(50,000)	(80,000)	(80,000)
Net cash used in financing activities	(50,150)	(95,090)	(65,000)
Net change in cash	(18,186)	37,315	(29,107)
Cash at beginning of period	47,837	10,522	39,629
Cash at end of period	$29,651	$47,837	$10,522
Non-cash investing activity:
Capital expenditures acquired on account but unpaid	$1,969	$1,816	$6,506

See accompanying notes to financial statements.

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

1. Organization:
Zeolyst International is a Kansas general partnership (“Partnership”) by and between Ecovyst Catalyst Technologies LLC (“Ecovyst”) and CRI Zeolites Inc. (“CRI”), a Royal Dutch Shell affiliate (collectively, the “Partners”) formed pursuant to a Partnership Agreement dated February 1, 1988, as amended (“the Agreement”). Pursuant to a Contribution, Assignment, and Assumption Agreement dated July 29, 2021 (the “Contribution Agreement”) by and between Ecovyst and PQ Corporation (“PQ”), PQ transferred and Ecovyst assumed PQ’s interest in the Partnership and the Agreement. The percentage interests as of December 31, 2021 and 2020 are as follows:

Ecovyst	50%
CRI	50%
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
2. Partnership Business:
The Partnership manufactures zeolites and zeolytic catalysts that are used by refiners to capture impurities in the processing of petroleum and other chemicals. The filtration ability of zeolites placed into a customer’s chemical process generally extends two to three years. As a result, a significant portion of the Partnership’s customer base tends to change on an annual basis. A significant percentage of the base materials purchased for the Partnership’s manufacturing process is acquired from related parties. In addition, a significant portion of the Partnership’s sales is transacted through Criterion Catalyst Company (“Criterion”) which is a subsidiary of CRI. The Partnership compensates Criterion with a 2% sales commission or royalty fee on specific sales transactions.
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

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

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
Leases. The Partnership has an evergreen land lease agreement with a remaining lease term of 30 years as of December 31, 2021. Accounting Standards Codification Topic 842, Leases (“ASC 842”), does not provide definitive guidance as to determining the length of evergreen leasing arrangements. As such, the Partnership estimated the term of the lease agreement to be commensurate with the estimated useful life of the buildings located on the land that is being leased. Upon adoption of ASC 842 on January 1, 2019, the Partnership assigned a 33 year life to the land lease agreement.
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
Intangibles and Other Long-term Assets: Other long-term assets primarily include intangible assets, at cost and spare parts. In April 2018, the Partnership made a $4,000 strategic investment to buy down royalty obligations related to certain license agreements. On May 10, 2017, the Partnership made a $6,500 strategic investment for license of materials-based solutions for catalytic and separations processes. The Partnership amortizes these intangible assets over a ten-year period and includes the expense in selling, general and administrative expenses on its statements of operations. These investments are accounted for under the cost method of accounting. The Partnership incurred intangible asset related amortization expense of $1,050 for each of the years ended December 31 2021, 2020 and 2019, respectively.
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

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

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
The Partnership reserves 3% of the Hydrocracking Catalyst sales due to a clause in the contract that allows customers to return up to 5% of the unused products they purchase within 90 days, and based on historical experience. The total sales returns reserve as of December 31, 2021 and 2020 amounted to $1,015 and $677, respectively.
Shipping and Handling Costs: The Partnership classifies costs related to shipping and handling of products shipped to customers as cost of goods sold.
Research and Development: Research and development costs of $13,068, $13,554 and $17,468 for the years ended December 31, 2021, 2020 and 2019, respectively, were expensed as incurred and reported in selling, general and administrative expenses in the accompanying statements of operations. Costs include salaries, contractor fees, building costs, utilities, and administrative expenses.
Foreign Exchange Transactions: The functional currency of the Partnership is the U.S. Dollar. The Partnership enters into transactions that are denominated in other currencies. Gains and losses on foreign currency transactions are included in other (income) / expense, net on the statements of operations. Foreign exchange loss of $1,551, gain of $41 and loss of $967 were recognized for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Recently Adopted Accounting Standards
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

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Partnership adopted the new guidance effective January 1, 2020, with no material impact to the Partnership’s consolidated financial position, results of operations or cash flows.
Accounting Standards Not Yet Adopted as of December 31, 2021
In March 2020 and January 2021, the Financial Accounting Standards Board issued guidance to address certain accounting consequences from the anticipated transition from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The new guidance contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and may be elected over time as reference rate reform activities occur. The Partnership continues to evaluate the impact of the guidance and may apply elections as applicable as additional changes in the market occur.

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
Contract Assets and Liabilities
A contract asset is a right to consideration in exchange for goods that the Partnership has transferred to a customer when that right is conditional on something other than the passage of time. A contract liability exists when the Partnership receives consideration in advance of performance obligations. The Partnership has not recorded any contract assets or contract liabilities on its balance sheet as of December 31, 2021 and 2020.

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
Disaggregated Revenue
The following table disaggregates the Partnership’s sales by end use for the year ended December 31, 2021, 2020, and 2019:

	Years ended December 31,
	2021	2020	2019
Fuels and Emission Controls	$165,086	$185,722	$245,926
Packaging & Engineered Plastics	97,578	71,524	94,749
Total	$262,664	$257,246	$340,675

6. Accounts Receivable and Allowance for Doubtful Accounts:
The components of accounts receivable are as follows:

	December 31,
	2021	2020
Trade accounts receivable	$71,362	$34,124
Allowance	(1,016)	(676)
	$70,346	$33,448

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

7. Inventories:
Inventories were classified and valued as follows:

	December 31,
	2021	2020
Finished products and work in process	$110,926	$92,128
Raw materials and containers	5,554	6,113
	$116,480	$98,241

8. Property, Plant and Equipment:
A summary of property, plant and equipment, at cost, and related accumulated depreciation is as follows:

	December 31,
	2021	2020
Land and buildings	$68,329	$49,831
Machinery and equipment	213,684	176,401
Construction in progress	891	51,655
	282,904	277,887
Less: accumulated depreciation	(152,019)	(135,016)
	$130,885	$142,871

Depreciation expense was $17,197, $16,134 and $16,582 for the years ended December 31, 2021, 2020, and 2019, respectively. Disposal of assets reduced PP&E and accumulated depreciation by $192, $4,268, and $8,356, respectively with a $5 increase, a $25 reduction, and a $47 reduction to earnings for the years ended December 31, 2021, 2020, and 2019, respectively.
9. Leases:
Operating lease costs of $310 are included in cost of goods sold on the consolidated statements of income for the year ended December 31, 2021. The weighted average lease term is 30 years with a weighted average discount rate of 3.25%. Cash payments on operating leases included in operating cash flows was $310 for the year ended December 31, 2021. The current portion of the lease liability is included on the Partnership’s balance sheet in other current liabilities. Finance lease costs for the year ended December 31, 2021 is $0.
Maturities of lease liabilities as of December 31, 2021 are as follows:

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

Operating Lease
2022	$310
2023	310
2024	310
2025	310
2026	310
Thereafter	7,750
Total lease payments	9,300
Less: Interest	(3,350)
Total lease liabilities	$5,950

10. Other Current Liabilities:
A summary of other current liabilities is as follows:

	December 31,
	2021	2020
Accrued royalties and license fees	$487	$224
Accrued commissions	2,425	713
Accrued other	3,936	2,028
	$6,848	$2,965

11. Revolver:
On March 2, 2016, the Partnership entered into a five-year revolving line of credit facility of $60,000, which carries an initial interest rate of LIBOR. On May 26, 2020 this agreement was initially amended and extended to May 25, 2022. On November 30, 2021, this agreement was amended and extended to November 29, 2026. The interest rate on the facility is LIBOR plus an interest margin of 1.00% per annum. A commitment fee is paid to the bank for this agreement. As of December 31, 2021, availability under this agreement was $60,000.
The revolving credit agreement contains certain restrictions and covenants that require the Partnership to maintain a minimum partners’ equity, as defined, of $200,000 plus 10% of net income, and a minimum EBITDA of $40,000 on a last twelve month basis measured quarterly. The Partnership was in compliance with all covenants during 2021.
Cash payments for interest were approximately $150, $225 and $134 for the years ended December 31, 2021, 2020 and 2019, respectively.
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction. The carrying amount of the revolving line of credit approximates fair value because it is a short- term liquidity tool to fund operations, which is drawn down and paid back with cash generated from operations.
12. Partners’ Contributions:
In accordance with the Agreement, in the event that cash flow from operations is insufficient to meet the Partnership’s requirements, following a majority vote by the Management Committee of the Partnership to request capital from the partners, the partners will provide additional capital to enable the Partnership to meet its obligations. No such contributions were made during the years ended December 31, 2021, 2020, or 2019 as the Partnership had the ability to finance operations through cash flow from operations and borrowings under the Partnership’s revolving line of credit facility.

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

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

14. Commitments and Contingent Liabilities:
In 1998, the Partnership entered into a ten year tolling agreement (“the Tolling Agreement”) with CRI Belgium, a related party, for the manufacture of specialty extruded products. Effective January 2004, the 1998 Tolling Agreement was replaced by a new evergreen ten-year tolling agreement with CRI Belgium. Both parties can terminate this agreement without cause with twenty-four months’ notice. The Partnership pays CRI Belgium a daily charge rate based on the actual days of production. This charge is included in related party cost of goods sold and totaled $19,617, $15,700 and $27,811 for the years ended December 31, 2021, 2020 and 2019, respectively. In addition, for certain capital expenditures, that are beneficial to the Partnership, the parties will mutually agree on future adjustments to the daily charge rates or propose an alternative method of the Partnership’s contribution to those costs.
During 2007, the Partnership entered into a License Agreement with a third party to obtain exclusive licensing rights to use the technology in the manufacturing, using and selling of Powder catalyst and Shaped catalyst. The consideration for the licensing rights includes (1) a down payment of $3,200 payable in six annual installments to acquire the product license, and (2) royalty payments at a rate of 10% of the Powder and Shaped Net Sale price during the royalty period. As of December 31, 2021, the partnership has paid in full the $3,200 down payment. The product license intangible is being amortized over the life of the agreement on a straight-line basis, which is estimated to be 15 years. Amortization expense of $213 was recognized in 2021, 2020 and 2019. The royalty period of 10 years began in 2013, immediately after the date on which the Partnership had cumulatively produced the first 250 metric tons of Powder and Shaped catalyst. If at the end of the Royalty Period, the cumulative of running royalties actually paid by the Partnership is less than $3,000, the Partnership will be obligated to pay the difference between the $3,000 and the actual cumulative running royalty amount. As of December 31, 2021 and 2020 there were $200 and $200, respectively, liabilities recorded related to this agreement.
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
Ecovyst
Pursuant to the Contribution Agreement, PQ transferred and Ecovyst assumed PQ’s interest in a Lease Agreement by and between PQ and the Partnership dated February 1, 1988 (the “Lease”) pursuant to which the Partnership leases certain land used in its Kansas City production facilities, and PQ transferred to Ecovyst the land underlying the Partnership’s Kansas City production facility. The Lease, which has been recorded as an operating lease, provided for rental payments of $310, $310, and $305 for the years ended December 31, 2021, 2020 and 2019, respectively. The rent expense is included in the related party cost of goods sold line item in the accompanying statements of operations. The term of the Lease continues as long as the Agreement is in effect. The Partnership purchases certain of its raw materials from Ecovyst and is charged for various manufacturing costs incurred at the Ecovyst Kansas City production facility. The amount of these costs charged to the Partnership by PQ and Ecovyst during the years ended December 31, 2021, 2020 and 2019 were $21,778, $16,065 and $19,976, respectively. These costs are a component of production costs and are included in the related party cost of goods sold line item in the accompanying statements of operations when the inventory is sold. Certain administrative, marketing, engineering, management-related, and research and development services are provided to the Partnership by Ecovyst. During the years ended December 31, 2021, 2020 and 2019, the Partnership was charged by PQ and Ecovyst $11,406, $12,229 and $12,871, respectively, for these services. These amounts are included in the related party selling, general and administrative line item in the accompanying statements of

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

operations. In addition, certain product demonstration costs of $924, $1,853 and $2,204 during the years ended December 31, 2021, 2020 and 2019, respectively, were recorded in the related party cost of goods sold line of the accompanying statements of operations.
The Partnership recognized sales to PQ and Ecovyst of $0, $861, and $803 to a wholly owned subsidiary of PQ in the years ended December 31, 2021, 2020, and 2019, respectively. As of December 14, 2020 PQ divested its ownership of this subsidiary. The Partnership reported activity prior to the date of sale as related party. Subsequent to the date of sale, the Partnership includes this activity as third party.
At December 31, 2021 and 2020, the accounts payable to affiliates consisted of $2,943 due to Ecovyst and $2,166 due to PQ. Included in trade accounts receivable at December 31, 2021 and 2020 was $0 due from Ecovyst and $0 due from PQ, respectively.
On December 18, 2013, PQ and ZI, entered into a real estate tax abatement agreement with the Unified Government of Wyandotte County and Kansas City, Kansas, assigned by PQ to Ecovyst in 2021, that will utilize an Industrial Revenue Bond financing structure to achieve a 75% real estate tax abatement on the value of the improvements that will be constructed during the expansion of Ecovyst’s and ZI’s facilities at the jointly-operated Kansas City, Kansas plant.
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
CRI and Royal Dutch Shell Affiliates
Royal Dutch Shell affiliates include CRI, Criterion, Shell Development Company, Shell Research and Technology Center-Amsterdam, CRI Center Marketing Asia Pacific, Shell International Oil Products, CRI Belgium and CRI Technology Services. As described in Note 2, a significant portion of the Partnership’s sales are transacted through Criterion. During the years ended December 31, 2021, 2020 and 2019 the Partnership recognized sales transacted through Criterion of $78,892, $126,677 and $178,148, respectively. The Partnership purchases certain of its raw materials and is charged for tolling, customer distribution and packaging costs incurred by Criterion. The amount of these costs charged to the Partnership during the years ended December 31, 2021, 2020 and 2019 were $24,590, $21,686 and $38,988, respectively. These costs are a component of production costs and are included in the related party cost of goods sold line item in the accompanying statements of operations when the inventory is sold. Certain engineering, management-related, broker-related, and research and development services are provided to the Partnership by CRI and Royal Dutch Shell affiliates. During the years ended December 31, 2021, 2020 and 2019, the Partnership was charged $16,927, $19,975 and $24,214, respectively, for these services. These amounts are included in the related party selling, general and administrative line item in the accompanying statements of operations.
At December 31, 2021 and 2020, the accounts payable to affiliates balance consisted of $9,498 and $6,727, respectively, due to CRI and Shell affiliates. Included in trade accounts receivable at December 31, 2021 and 2020 was $42,138 and $9,132, respectively, of receivables related to sales transacted through Criterion, as described above.
Zeolyst C.V.
Zeolyst C.V. is a limited partnership formed in 1993 pursuant to a joint venture agreement between PQ Zeolites B.V. and CRI for the purpose of the production of Zeolite powders. The Partnership entered into an agreement with Zeolyst C.V. to purchase Zeolite powders manufactured by Zeolyst C.V. Under the terms of the agreement, products manufactured by Zeolyst C.V. are supplied solely to the Partnership. The Partnership has performed a qualitative and quantitative analysis and concluded that for Zeolyst C.V. for which it holds a variable interest but will not absorb a majority of the expected losses or residual returns, the Partnership is not the primary beneficiary and therefore, this VIE was not consolidated in the Partnership’s consolidated financial statements. The Partnership has no unfunded commitments or guarantees as a result of its involvement with Zeolyst C.V. The total carrying value of assets and liabilities for Zeolyst C.V was $109,050 and $7,150 as of December 31, 2021 and was $135,717 and $6,688 as of December 31, 2020, respectively. The Partnership currently does not have any exposure to any losses by Zeolyst C.V.

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

The Partnership has purchased $54,366, $43,104 and $50,968 through the sales agreement during the years ended December 31, 2021, 2020 and 2019, respectively. These costs are a component of production costs and are included in the related party cost of goods sold line item in the accompanying statements of operations when the inventory is sold.
At December 31, 2021 and 2020, the accounts payable to affiliates balance consisted of $4,990 and $12,173, respectively, due to Zeolyst C.V.
16. Subsequent Events:
In preparing these financial statements, management has evaluated events and transactions for potential recognition or disclosure through March 1, 2022, the date the financial statements were available to be issued. During the period from January 1, 2022 through March 1, 2022, the Partnership had no material subsequent events that were not reflected in the financial statements.