Form 10-Q
period 2022-03-31
Ecovyst Inc.
filed 2022-05-03
CIK 1708035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-38221

ECOVYST INC.

Delaware	81-3406833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Lindenwood Drive
Malvern, Pennsylvania	19355
(Address of principal executive offices)	(Zip Code)

(484)	617-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	ECVT	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of April 29, 2022 was 138,696,941.

ECOVYST INC.

INDEX—FORM 10-Q
March 31, 2022

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended March 31,
	2022	2021
Sales	$179,714	$126,624
Cost of goods sold	131,979	96,505
Gross profit	47,735	30,119
Selling, general and administrative expenses	23,536	22,130
Other operating expense, net	7,763	5,507
Operating income	16,436	2,482
Equity in net (income) from affiliated companies	(5,749)	(5,210)
Interest expense, net	8,450	10,456
Other expense, net	140	5,174
Income (loss) from continuing operations before income taxes and noncontrolling interest	13,595	(7,938)
Provision (benefit) for income taxes	5,720	(5,190)
Net income (loss) from continuing operations	7,875	(2,748)
Net loss from discontinued operations, net of tax	—	(89,770)
Net income (loss)	7,875	(92,518)
Less: Net income attributable to the noncontrolling interest—discontinued operations	—	117
Net income (loss) attributable to Ecovyst Inc.	$7,875	$(92,635)

Income (loss) from continuing operations attributable to Ecovyst Inc.	$7,875	$(2,748)
Loss from discontinued operations attributable to Ecovyst Inc.	—	(89,887)
Net income (loss) attributable to Ecovyst Inc.	$7,875	$(92,635)

Net income (loss) per share:
Basic income (loss) per share—continuing operations	$0.06	$(0.02)
Diluted income (loss) per share—continuing operations	$0.06	$(0.02)
Basic loss per share—discontinued operations	$—	$(0.66)
Diluted loss per share—discontinued operations	$—	$(0.66)
Basic income (loss) per share	$0.06	$(0.68)
Diluted income (loss) per share	$0.06	$(0.68)

Weighted average shares outstanding:
Basic	137,684,773	136,006,082
Diluted	138,749,065	136,006,082
See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended March 31,
	2022	2021
Net income (loss)	$7,875	$(92,518)
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits	(39)	(43)
Net gain from hedging activities	13,722	765
Foreign currency translation	(2,305)	(3,861)
Total other comprehensive income (loss)	11,378	(3,139)
Comprehensive income (loss)	19,253	(95,657)
Less: Comprehensive loss attributable to noncontrolling interests	—	(277)
Comprehensive income (loss) attributable to Ecovyst Inc.	$19,253	$(95,380)

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$129,748	$140,889
Accounts receivable, net	91,106	80,802
Inventories, net	54,748	53,813
Prepaid and other current assets	26,696	16,165
Total current assets	302,298	291,669
Investments in affiliated companies	436,074	446,074
Property, plant and equipment, net	588,733	596,231
Goodwill	405,304	406,139
Other intangible assets, net	141,654	145,617
Right-of-use lease assets	30,948	30,115
Other long-term assets	30,237	15,374
Total assets	$1,935,248	$1,931,219
LIABILITIES
Current maturities of long-term debt	$9,000	$9,000
Accounts payable	52,525	51,860
Operating lease liabilities—current	8,422	8,306
Accrued liabilities	43,127	75,915
Total current liabilities	113,074	145,081
Long-term debt, excluding current portion	871,086	872,839
Deferred income taxes	140,584	126,749
Operating lease liabilities—noncurrent	22,366	21,719
Other long-term liabilities	22,507	24,094
Total liabilities	1,169,617	1,190,482
Commitments and contingencies (Note 17)
EQUITY
Common stock ($0.01 par); authorized shares 450,000,000; issued shares 139,611,212 and 137,820,971 on March 31, 2022 and December 31, 2021, respectively; outstanding shares 138,696,941 and 136,938,758 on March 31, 2022 and December 31, 2021, respectively	1,396	1,378
Preferred stock ($0.01 par); authorized shares 50,000,000; no shares issued or outstanding on March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	1,079,364	1,073,409
Accumulated deficit	(307,832)	(315,707)
Treasury stock, at cost; shares 914,271 and 882,213 on March 31, 2022 and December 31, 2021, respectively	(12,883)	(12,551)
Accumulated other comprehensive income (loss)	5,586	(5,792)
Total equity	765,631	740,737
Total liabilities and equity	$1,935,248	$1,931,219

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock	Additional paid-in capital	(Accumulated deficit)	Treasury stock, at cost	Accumulated other comprehensive income (loss)	Non- controlling interest	Total
Balance, December 31, 2021	$1,378	$1,073,409	$(315,707)	$(12,551)	$(5,792)	$—	$740,737
Net income	—	—	7,875	—	—	—	7,875
Other comprehensive income	—	—	—	—	11,378	—	11,378
Tax withholdings on equity award vesting	—	—	—	(332)	—	—	(332)
Stock compensation expense	—	5,946	—	—	—	—	5,946
Shares issued under equity incentive plan, net of forfeitures	18	9	—	—	—	—	27
Balance, March 31, 2022	$1,396	$1,079,364	$(307,832)	$(12,883)	$5,586	$—	$765,631

	Common stock	Additional paid-in capital	(Accumulated deficit)	Treasury stock, at cost	Accumulated other comprehensive loss	Non- controlling interest	Total
Balance, December 31, 2020	$1,371	$1,477,859	$(175,758)	$(11,081)	$(15,265)	$53	$1,277,179
Net income (loss)	—	—	(92,635)	—	—	117	(92,518)
Other comprehensive loss	—	—	—	—	(2,745)	(394)	(3,139)
Tax withholdings on equity award vesting	—	—	—	(1,470)	—	—	(1,470)
Distributions to noncontrolling interests	—	—	—	—	—	(516)	(516)
Stock compensation expense	—	6,877	—	—	—	—	6,877
Shares issued under equity incentive plan, net of forfeitures	7	63	—	—	—	—	70
Balance, March 31, 2021	$1,378	$1,484,799	$(268,393)	$(12,551)	$(18,010)	$(740)	$1,186,483

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$7,875	$(92,518)
Net loss from discontinued operations	—	89,770
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	16,011	16,526
Amortization	3,535	2,974
Amortization of deferred financing costs and original issue discount	497	532
Foreign currency exchange loss	647	5,101
Pension and postretirement healthcare benefit	(553)	(595)
Deferred income tax provision	9,341	(4,344)
Net loss on asset disposals	133	778
Stock compensation	7,294	6,305
Equity in net income from affiliated companies	(5,749)	(5,210)
Dividends received from affiliated companies	15,000	5,000
Other, net	(6,841)	(3,395)
Working capital changes that provided (used) cash, excluding the effect of acquisitions and dispositions:
Receivables	(10,386)	(9,404)
Inventories	(1,034)	4,564
Prepaids and other current assets	(3,590)	(2,232)
Accounts payable	2,154	4,652
Accrued liabilities	(27,911)	(1,958)
Net cash provided by operating activities, continuing operations	6,423	16,546
Net cash provided by operating activities, discontinued operations	—	877
Net cash provided by operating activities	6,423	17,423

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,750)	(12,563)
Payments for business divestiture	(3,744)	—
Business combinations, net of cash acquired	—	(41,994)
Other, net	81	—
Net cash used in investing activities, continuing operations	(14,413)	(54,557)
Net cash used in investing activities, discontinued operations	—	(22,012)
Net cash used in investing activities	(14,413)	(76,569)

Cash flows from financing activities:
Repayments of long-term debt	(2,250)	—
Tax withholdings on equity award vesting	(332)	(1,470)
Other, net	27	12
Net cash used in financing activities, continuing operations	(2,555)	(1,458)
Net cash used in financing activities, discontinued operations	—	(520)
Net cash used in financing activities	(2,555)	(1,978)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(596)	(2,708)
Net change in cash, cash equivalents and restricted cash	(11,141)	(63,832)
Cash, cash equivalents and restricted cash at beginning of period	140,889	137,219
Cash, cash equivalents and restricted cash at end of period	$129,748	$73,387
Less: cash, cash equivalents, and restricted cash of discontinued operations	—	(16,625)
Cash, cash equivalents and restricted cash at end of period of continuing operations	$129,748	$56,762
For supplemental cash flow disclosures, see Note 21.
See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

1. Background and Basis of Presentation:
Description of Business
Ecovyst Inc. and subsidiaries (the “Company” or “Ecovyst”) is a leading integrated and innovative global provider of specialty catalysts and services. The Company supports customers globally through its strategically located network of manufacturing facilities. The Company believes that its products, which are predominantly inorganic, and services contribute to improving the sustainability of the environment.
On December 14, 2020, the Company completed the sale of its Performance Materials business for $650,000, and the financial results of this business were presented as discontinued operations in the condensed consolidated financial statements.
On August 1, 2021, the Company completed the sale of its Performance Chemicals business, and the financial results of this business are presented as discontinued operations in the condensed consolidated financial statements for the 2021 period presented. See Note 3 for more information on the transaction.
The Company has two uniquely positioned specialty businesses: Ecoservices provides sulfuric acid recycling to the North American refining industry for the production of alkylate and provides on-purpose virgin sulfuric acid for water treatment, mining and industrial applications; and Catalyst Technologies provides finished silica catalysts and catalyst supports necessary to produce high strength and high stiffness plastics and, through the Zeolyst Joint Venture, supplies zeolites used for catalysts that remove nitrogen oxides from diesel engine emissions as well as sulfur from fuels during the refining process.
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations for interim reporting. In the opinion of management, all adjustments of a normal and recurring nature necessary to state fairly the financial position and results of operations have been included. The results of operations are not necessarily indicative of the expected results for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
2. New Accounting Standards:
Recently Adopted Accounting Standards
In November 2021, the FASB issued guidance that requires entities to provide certain disclosures when they (1) have received government assistance and (2) use a grant or contribution accounting model by analogy to other accounting guidance. Previously, there was no guidance under GAAP on recognizing or measuring government grants to business entities. The new guidance does not provide any additional guidance on this topic; rather, it only provides guidance on required disclosures for business entities that receive government assistance and apply another grant or contribution accounting framework by analogy. The new guidance is effective for fiscal years beginning after December 15, 2021 with the new disclosures required on an annual basis, and can be applied either prospectively or retrospectively. The Company adopted the new guidance on January 1, 2022 and will include the disclosures as required in its annual reporting with respect to any government assistance or grants subject to the scope of the guidance to the extent material.

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
In March 2020 and January 2021, the FASB issued guidance to address certain accounting consequences from the anticipated transition from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The new guidance contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index of the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. During the year ended December 31, 2021, the FASB extended the guidance adoption date to June 30, 2023. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
3. Divestitures:
Performance Materials Divestiture
Upon the close of the transaction on December 14, 2020, the Company entered into a Transition Services Agreement with the buyer pursuant to which the buyer received certain services to provide for the orderly transition of various functions and processes after the closing of the transaction. The services under the Transition Services Agreement included information technology, accounting, tax, financial services, human resources, facilities, and other administrative support services. These services were provided for a period of nine months, with three 30-day extensions available. The Company billed $1,571 under the Transition Services Agreement to the buyer during the three months ended March 31, 2021. Those billings were included in selling, general and administrative expenses on the condensed consolidated financial statements for the three months ended March 31, 2021.
During the three months ended March 31, 2021, the Company incurred transaction costs of $1,446 and stock-based compensation expense of $653, and an associated tax benefit of $514 related to the Performance Materials divestiture which is included in loss from discontinued operations, net of tax.
Performance Chemicals Divestiture
On February 28, 2021, the Company entered into a definitive agreement to sell its Performance Chemicals business to Sparta Aggregator L.P. (the “Buyer”), a partnership established by Koch Minerals & Trading, LLC and Cerberus Capital Management, L.P., for $1,100,000, subject to certain adjustments including indebtedness, cash, working capital and transaction expenses. The Company completed the sale of the Performance Chemicals business on August 1, 2021. During the year ended December 31, 2021, the net cash proceeds to the Company from the sale were $978,449 after certain customary adjustments for indebtedness, working capital and cash at the closing of the transaction. During the three months ended March 31, 2022, the Company made a payment to the buyer for $3,744, representing the final adjustments to the sale price. The Company classified the payment within net cash used in investing activities – continuing operations in the condensed consolidated statements of cash flows.
Prior to the close of the transaction, the disposal group was tested for recoverability at each of the balance sheet dates subsequent to meeting the discontinued operations criteria, and the Company recognized an estimated disposal loss of $95,594 during the three months ended March 31, 2021 which was included in net loss from discontinued operations, net of tax on the condensed consolidated statement of income.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following table summarizes the results of discontinued operations related to the Performance Chemicals business for the three months ended March 31, 2021:

Three months ended March 31, 2021
Sales	$164,523
Cost of goods sold	125,853
Selling, general and administrative expenses	11,716
Other operating expense, net	17,480
Goodwill impairment charge	95,594
Operating loss	(86,120)
Equity in net (income) from affiliated companies	(38)
Interest expense, net (1)	3,215
Other income, net	(5,523)
Loss from discontinued operations before income tax	(83,774)
Provision for income taxes	4,411
Loss from discontinued operations, net of tax	$(88,185)

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
Net income attributable to the noncontrolling interest related to the Performance Chemicals business, net of tax was $117 for the three months ended March 31, 2021. Net loss attributable to Ecovyst Inc., related to the Performance Chemicals business, net of tax was $88,302 for the three months ended March 31, 2021.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

4. Revenue from Contracts with Customers:
Disaggregated Revenue
The Company’s primary means of disaggregating revenues is by reportable segments, which can be found in Note 18 to these condensed consolidated financial statements.
The Company’s portfolio of products is integrated into a variety of end uses, which are described in the table below.

Key End Uses	Key Products
Industrial & process chemicals	• Sulfur derivatives for industrial production
• Treatment services
Fuels & emission control	• Refining hydrocracking catalysts
• Emission control catalysts
• Catalyst recycling regeneration services
Packaging & engineered plastics	• Catalysts for high-density polyethylene and chemicals syntheses
• Antiblocks for film packaging
• Sulfur derivatives for nylon production
Natural resources	• Sulfur derivatives for mining

The following tables disaggregate the Company’s sales, by segment and end use, for the three months ended March 31, 2022 and 2021:

	Three months ended March 31, 2022
	Ecoservices	Catalyst Technologies	Total
Industrial & process chemicals	$32,854	$—	$32,854
Fuels & emission control(1)	71,658	—	71,658
Packaging & engineered plastics	24,479	25,654	50,133
Natural resources	25,069	—	25,069
Total segment sales	$154,060	$25,654	$179,714

	Three months ended March 31, 2021
	Ecoservices	Catalyst Technologies	Total
Industrial & process chemicals	$16,947	$—	$16,947
Fuels & emission control(1)	55,192	—	55,192
Packaging & engineered plastics	10,622	26,402	37,024
Natural resources	17,461	—	17,461
Total segment sales	$100,222	$26,402	$126,624

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
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 14)	$18,151	$—	$18,151	$—

Derivative liabilities:
Interest rate caps (Note 14)	$304	$—	$304	$—

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 14)	$1,080	$—	$1,080	$—

Derivative liabilities:
Interest rate caps (Note 14)	$1,288	$—	$1,288	$—

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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

As of March 31, 2022, the Company had interest rate caps that were fair valued using Level 2 inputs. In addition, the Company applies a credit valuation adjustment to reflect credit risk which is calculated based on credit default swaps. To the extent that the Company’s net exposure under a specific master agreement is an asset, the Company utilizes the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company utilizes a default swap rate comparable to Ecovyst. The credit valuation adjustment is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the Company’s liabilities or that a market participant would be willing to pay for the Company’s assets.
6. Stockholders' Equity:
Accumulated Other Comprehensive Income (Loss)
The following tables present the tax effects of each component of other comprehensive income (loss) for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022			2021
	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount
Defined benefit and other postretirement plans:
Amortization of net gains	$1	$—	$1	$1	$—	$1
Amortization of prior service cost	(53)	13	(40)	(58)	14	(44)
Benefit plans, net	(52)	13	(39)	(57)	14	(43)
Net gain from hedging activities	18,296	(4,574)	13,722	1,020	(255)	765
Foreign currency translation(1)	(2,305)	—	(2,305)	(6,308)	2,447	(3,861)
Other comprehensive income (loss)	$15,939	$(4,561)	$11,378	$(5,345)	$2,206	$(3,139)

(1)The income tax benefit or expense included in other comprehensive income is attributed to the portion of foreign currency translation associated with the Company’s cross-currency interest rate swaps for the three months ended March 31, 2021, for which the tax effect is based on the applicable U.S. deferred income tax rate. See Note 14 to these condensed consolidated financial statements for information regarding the Company’s cross-currency interest rate swaps, which were settled in March 2021.

The following table presents the changes in accumulated other comprehensive income (loss), net of tax, by component for the three months ended March 31, 2022 and 2021:

	Defined benefit and other postretirement plans	Net gain (loss) from hedging activities	Foreign currency translation	Total
December 31, 2021	$11,072	$2,254	$(19,118)	$(5,792)
Other comprehensive income (loss) before reclassifications	(78)	13,208	(2,305)	10,825
Amounts reclassified from accumulated other comprehensive income(1)	39	514	—	553
March 31, 2022	$11,033	$15,976	$(21,423)	$5,586

December 31, 2020	$5,278	$(660)	$(19,883)	$(15,265)
Other comprehensive income (loss) before reclassifications	(86)	683	(3,467)	(2,870)
Amounts reclassified from accumulated other comprehensive income(1)	43	82	—	125
March 31, 2021	$5,235	$105	$(23,350)	$(18,010)

(1)See the following table for details about these reclassifications. Amounts in parentheses indicate debits.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following table presents the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2022 and 2021:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income(1)		Affected Line Item where Income is Presented
	Three months ended March 31,
	2022	2021
Amortization of defined benefit and other postretirement items:
Prior service (cost) credit	$(53)	$(58)	Other income (expense)(2)
Actuarial gains (losses)	1	1	Other income (expense)(2)
	(52)	(57)	Total before tax
	13	14	Tax benefit (expense)
	$(39)	$(43)	Net of tax

Gains and losses on cash flow hedges:
Interest rate caps	$(683)	$(109)	Interest expense
	169	27	Tax benefit
	$(514)	$(82)	Net of tax

Total reclassifications for the period	$(553)	$(125)	Net of tax

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
2020 Stock Repurchase Program
On March 12, 2020, the Company’s Board of Directors (the “Board”) approved a plan to purchase up to $50,000 of Ecovyst Inc. common stock under a stock repurchase program approved by the Board. Under the plan, the Company could repurchase shares from time to time for cash in open market transactions or in privately negotiated transactions in accordance with applicable federal securities laws. The Company determined the timing and the amount of any repurchases based on its evaluation of market conditions, share price and other factors. The stock repurchase program expired in March 2022, with no repurchases made during the three months ended March 31, 2022 and 2021.
2022 Stock Repurchase Program
On April 27, 2022, the Board approved a plan to purchase up to $450,000 of Ecovyst Inc. common stock over the next four years under a stock repurchase program. Under the plan, the Company can repurchase shares from time to time for cash in open market transactions or in privately negotiated transactions in accordance with applicable federal securities laws. The Company will determine the timing and the amount of any repurchases based on its evaluation of market conditions, share price and other factors. No repurchases have been made under the repurchase program since the announcement date of the program.
Tax Withholdings on Equity Award Vesting
In connection with the vesting of restricted stock awards, restricted stock units and performance stock units, shares of common stock may be delivered to the Company by employees to satisfy withholding tax obligations at the instruction of the employee award holders. These transactions when they occur are accounted for as stock repurchases by the Company, with the shares returned to treasury stock at a cost representing the payment by the Company of the tax obligations on behalf of the employees in lieu of shares for the vesting unit. The fair value of the shares withheld to cover tax payments were $332 and $1,470 for the three months ended March 31, 2022 and 2021, respectively.

7. Acquisition:
On March 1, 2021 (the “Closing Date”), the Company completed the acquisition of Chem32, LLC (“Chem32”) as part of a stock transaction (the “Acquisition”) for $44,000 in cash. Based in Orange, Texas, Chem32 is a leader in ex situ pre-sulfiding and pre-activation for hydro-processing catalysts. The net cash paid on the Closing Date by the Company was $41,994, after certain customary adjustments for indebtedness, working capital, cash and a holdback amount pursuant to the agreement. A portion of the holdback was settled in July 2021 for a payment of $645, with $1,000 of the holdback remaining as of March 31, 2022.
Chem32 is reported as part of the Ecoservices segment. The Company believes that the Acquisition enables it to offer a more robust portfolio of services within the refining industry leveraging the Company’s existing relationships, therefore contributing to a total purchase price that resulted in the recognition of $14,778 of goodwill, which was deductible for tax purposes. During the three months ended March 31, 2022, the Company recorded an immaterial adjustment between goodwill and deferred tax liabilities related to the final tax purchase price allocation. See Note 8 to these condensed consolidated financial statements for further information.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following table sets forth the calculation of the purchase price to the identifiable net assets acquired with respect to the Acquisition, which was complete as of December 31, 2021:

Purchase Price Allocation
Cash paid, net of cash acquired	$42,639
Holdback	1,000
Total consideration, net of cash acquired	$43,639

Recognized amounts of identifiable assets acquired and liabilities assumed:
Receivables	$1,368
Inventories	204
Prepaid and other current assets	351
Property, plant and equipment	5,046
Other intangible assets	22,100
Other long-term assets	187
Fair value of assets acquired	29,256
Accounts payable	207
Accrued liabilities	188
Fair value of net identifiable assets acquired	28,861
Goodwill	14,778
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
The valuation of intangibles assets acquired and the related weighted-average amortization periods were as follows:

	Amount	Weighted-Average Expected Useful Life (in years)
Intangible assets subject to amortization:
Customer relationships	$16,000	10
Technical know-how	3,800	10
Contracts	700	5
Trade names	1,600	10
Total intangible assets subject to amortization	$22,100
Net sales and net income attributable to Chem32 during the period from the Closing Date through March 31, 2021 were immaterial. Pro forma financial information has not been presented as it is immaterial for the three months ended March 31, 2021. Acquisition and integration costs was immaterial for the three months ended March 31, 2021 and are included in other operating expense, net in the Company’s consolidated statement of income.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

8. Goodwill:
The change in the carrying amount of goodwill for the three months ended March 31, 2022 is summarized as follows:

	Ecoservices	Catalyst Technologies	Total
Balance as of December 31, 2021	$326,670	$79,469	$406,139
Goodwill adjustments(1)	(81)	—	(81)
Foreign exchange impact	—	(754)	(754)
Balance as of March 31, 2022	$326,589	$78,715	$405,304

(1)    During the three months ended March 31, 2022, the Company recorded an adjustment of $81 between goodwill and deferred tax liabilities related to the final tax purchase price allocation for the Chem32 acquisition.
9. Other Operating Expense, Net:
A summary of other operating expense, net is as follows:

	Three months ended March 31,
	2022	2021
Amortization expense	$2,656	$2,186
Transaction and other related costs	4,281	472
Restructuring, integration and business optimization costs(1)	352	2,259
Net loss on asset disposals	133	778
Other, net	341	(188)
	$7,763	$5,507

(1)During the three months ended March 31, 2021, the Company’s results were impacted by costs associated with severance charges for certain executives and employees.
10. Inventories, Net:
Inventories, net are classified and valued as follows:

	March 31, 2022	December 31, 2021
Finished products and work in process	$46,864	$46,894
Raw materials	7,884	6,919
	$54,748	$53,813
Valued at lower of cost or market:
LIFO basis	$33,603	$33,330
Valued at lower of cost and net realizable value:
FIFO or average cost basis	21,145	20,483
	$54,748	$53,813

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

11. Investments in Affiliated Companies:
The Company accounts for investments in affiliated companies under the equity method. Affiliated companies accounted for on the equity basis as of March 31, 2022 are as follows:

Company	Country	Percent Ownership
Zeolyst International	USA	50%
Zeolyst C.V.	Netherlands	50%
Following is summarized information of the combined investments(1):

	Three months ended March 31,
	2022	2021
Sales	$66,683	$66,205
Gross profit	23,584	21,946
Operating income	14,636	14,174
Net income	14,698	13,737

(1)Summarized information of the combined investments is presented at 100%; the Company’s share of the net assets and net income of affiliates is calculated based on the percent ownership specified in the table above.
The Company’s investments in affiliated companies balance as of March 31, 2022 and December 31, 2021 includes net purchase accounting fair value adjustments of $235,819 and $237,419, respectively, related to a prior business combination, consisting primarily of goodwill and intangible assets such as customer relationships, technical know-how and trade names. Consolidated equity in net income from affiliates is net of $1,601 and $1,658 of amortization expense related to purchase accounting fair value adjustments for the three months ended March 31, 2022 and 2021, respectively.
12. Property, Plant and Equipment:
A summary of property, plant and equipment, at cost, and related accumulated depreciation is as follows:

	March 31, 2022	December 31, 2021
Land	$96,946	$97,047
Buildings and improvements	77,953	77,851
Machinery and equipment	713,765	714,435
Construction in progress	54,800	45,952
	943,464	935,285
Less: accumulated depreciation	(354,731)	(339,054)
	$588,733	$596,231

Depreciation expense was $16,011 and $16,526 for the three months ended March 31, 2022 and 2021, respectively.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

13. Long-term Debt:
The summary of long-term debt is as follows:

	March 31, 2022	December 31, 2021
Senior Secured Term Loan Facility due June 2028	$893,250	$895,500
ABL Facility	—	—
Total debt	893,250	895,500
Original issue discount	(8,440)	(8,762)
Deferred financing costs	(4,724)	(4,899)
Total debt, net of original issue discount and deferred financing costs	880,086	881,839
Less: current portion	(9,000)	(9,000)
Total long-term debt, excluding current portion	$871,086	$872,839

The fair value of a financial instrument is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of March 31, 2022 and December 31, 2021, the fair value of the senior secured term loan facility was $882,084 and $894,381, respectively. The fair value is classified as Level 2 based upon the fair value hierarchy (see Note 5 to these condensed consolidated financial statements for further information on fair value measurements).
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
In November 2018, the Company entered into interest rate cap agreements to mitigate interest volatility from July 2020 through July 2022, with a cap rate of 3.50% on $500,000 of notional variable-rate debt and a $3,380 premium annuitized during the effective period. In February 2020, the Company restructured these agreements to lower the interest cap rate to 2.50% with an incremental $130 premium annuitized during the effective period. In March 2020, the Company again amended such interest rate cap agreements to lower the cap rate to 0.84% and paid an additional $900 premium annuitized during the effective period. The term and notional amount remained unchanged, and the total cumulative annuitized premium on the $500,000 of notional variable-rate debt is $4,410. The cap rate in effect at March 31, 2022 was 0.84% associated with the $500,000 of notional variable-rate debt.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

Upon the expiration of the July 2016 interest rate cap agreements in July 2020, the Company entered into additional interest rate cap agreements to mitigate interest rate volatility from August 2020 to August 2023, with a cap rate of 1.00% on $400,000 of notional variable-rate debt. The cap rate in effect at March 31, 2022 was 1.00% associated with the $400,000 of notional variable-rate debt. The total annuitized premium on the $400,000 of notional variable-rate debt is $137.
In August 2021, PQ Corporation novated $900,000 of its interest rate caps to Ecovyst Catalyst Technologies LLC. Other than the novation, there were no other changes to the interest rate cap.
In January 2022, the Company entered into two new interest rate cap agreements, with notional amounts of $250,000 each and cap rates of 1.00%. The total cumulative annuitized premium is $4,450. The term for one of the interest rate caps is August 2022 through October 2024 and the term for the other is September 2023 through October 2025.
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
The fair values of derivative instruments held as of March 31, 2022 and December 31, 2021 are shown below:

	Balance sheet location	March 31, 2022	December 31, 2021
Derivative assets:
Derivatives designated as cash flow hedges:
Interest rate caps	Prepaid and other current assets	2,982	—
Interest rate caps	Other long-term assets	$15,169	$1,080
Total derivative assets		$18,151	$1,080

Derivative liabilities:
Derivatives designated as cash flow hedges:
Interest rate caps	Accrued liabilities	$304	$1,288
Total derivative liabilities		$304	$1,288

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges on AOCI for the three months ended March 31, 2022 and 2021:

		Three months ended March 31,
		2022		2021
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$17,612	$(683)	$912	$(109)

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following tables show the effect of the Company’s cash flow hedge accounting on the condensed consolidated statements of income for the three months ended March 31, 2022 and 2021:

	Location and amount of gain (loss) recognized in income on cash flow hedging relationships
	Three months ended March 31,
	2022	2021
	Interest (expense) income	Interest (expense) income
Total amounts of income and expense line items presented in the statement of income in which the effects of cash flow hedges are recorded	$(8,450)	$(10,456)

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(683)	(109)
The amount of unrealized losses in AOCI related to the Company’s cash flow hedges that is expected to be reclassified to the condensed consolidated statement of income over the next twelve months is $545 as of March 31, 2022.
The following table shows the effect of the Company’s net investment hedges on AOCI and the condensed consolidated statements of income for the three months ended March 31, 2021:

	Amount of pre-tax gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
Cross-currency interest rate swaps	$9,787	Net (loss) income from discontinued operations, net of tax	$—	Interest (expense) income	$545

15. Income Taxes:
The effective income tax rate for the three months ended March 31, 2022 was 42.1% compared to 65.4% for the three months ended March 31, 2021. The Company’s effective income tax rate has fluctuated primarily due to changes in income mix, the impacts of the Global Intangible Low Taxed Income (“GILTI”) tax rules, discrete impacts related to intraperiod allocation revaluation of deferred tax assets and liabilities as a result of the divestiture of the Performance Chemicals business, tax rate changes and changes in foreign exchange gains and losses, which create permanent differences in certain jurisdictions.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended March 31, 2022 was mainly due to state and local taxes, a discrete shortfall tax expense related to stock compensation, and a discrete tax expense associated with the Employee Retention Credit.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended March 31, 2021 was mainly due to state and local taxes, discrete tax impacts related to intra-period allocation revaluation of deferred tax assets and liabilities as a result of the Performance Chemicals divestiture, and the tax effect of permanent differences related to foreign currency exchange gain or loss.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

16. Benefit Plans:
The following tables present the components of net periodic cost (benefit) for the Company-sponsored defined benefit pension and postretirement plans, which cover certain employees and retirees located in the U.S.
Defined Benefit Pension Plans

	Three months ended March 31,
	2022	2021
Interest cost	604	551
Expected return on plan assets	(1,110)	(1,094)
Net periodic benefit	$(506)	$(543)

Other Postretirement Benefit Plan

	Three months ended March 31,
	2022	2021
Interest cost	4	4
Amortization of prior service credit	(53)	(58)
Amortization of net loss	1	1
Net periodic benefit	$(48)	$(53)

17. Commitments and Contingent Liabilities:
There is a risk of environmental impact in the Company’s manufacturing operations. The Company’s environmental policies and practices are designed to comply with existing laws and regulations and to minimize the possibility of significant environmental impact. The Company is also subject to various other lawsuits and claims with respect to matters such as governmental regulations, labor and other actions arising out of the normal course of business. All claims that are probable and reasonably estimable have been accrued for in the Company’s condensed consolidated financial statements. When these matters are ultimately concluded and determined, the Company believes that there will be no material adverse effect on its consolidated financial position, results of operations or liquidity.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

18. Reportable Segments:
Summarized financial information for the Company’s reportable segments is shown in the following table:

	Three months ended March 31,
	2022	2021
Sales:
Ecoservices	$154,060	$100,222
Catalyst Technologies(1)	25,654	26,402
Total	$179,714	$126,624

Adjusted EBITDA:(2)
Ecoservices	$49,341	$33,002
Catalyst Technologies(3)	16,975	18,469
Unallocated corporate expenses	(7,076)	(9,167)
Total	$59,240	$42,304

(1)Excludes the Company’s proportionate share of sales from the Zeolyst International and Zeolyst C.V. joint ventures (collectively, the “Zeolyst Joint Venture”) accounted for using the equity method (see Note 11 to these condensed consolidated financial statements for further information). The proportionate share of sales is $28,977 and $28,978 for the three months ended March 31, 2022 and 2021, respectively.
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
(3)The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $11,474 for the three months ended March 31, 2022, which includes $5,787 of equity in net income plus $1,601 of amortization of investment in affiliate step-up and $4,087 of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $10,537 for the three months ended March 31, 2021, which includes $5,237 of equity in net income plus $1,658 of amortization of investment in affiliate step-up and $3,645 of joint venture depreciation, amortization and interest.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

A reconciliation of net income (loss) to Ecovyst to Adjusted EBITDA is as follows:

	Three months ended March 31,
	2022	2021
Reconciliation of net income (loss) from continuing operations to Adjusted EBITDA
Net income (loss) from continuing operations	$7,875	$(2,748)
Provision (benefit) for income taxes	5,720	(5,190)
Interest expense, net	8,450	10,456
Depreciation and amortization	19,546	19,500
EBITDA	41,591	22,018
Joint venture depreciation, amortization and interest	4,087	3,645
Amortization of investment in affiliate step-up	1,601	1,658
Net loss on asset disposals	133	778
Foreign exchange losses	647	5,101
LIFO expense (benefit)	245	(253)
Transaction and other related costs	4,281	472
Equity-based compensation	7,294	6,305
Restructuring, integration and business optimization expenses	352	2,259
Defined benefit pension plan benefit	(554)	(595)
Other	(437)	916
Adjusted EBITDA	$59,240	$42,304

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

19. Stock-Based Compensation:
The Company has an equity incentive plan under which it grants common stock awards to employees, directors and affiliates of the Company. At March 31, 2022, 8,594,638 shares of common stock were available for issuance under the plan. The Company settles these awards through the issuance of new shares.
Restricted Stock Units and Performance Stock Units
Restricted Stock Units
During the three months ended March 31, 2022, the Company granted 2,645,758 restricted stock units under its equity incentive plan. Each restricted stock unit provides the recipient with the right to receive a share of common stock subject to graded vesting terms based on service, which for the awards granted during the three months ended March 31, 2022, generally requires approximately one year of service for members of the Company’s board of directors and approximately three years of service for employees. The awards granted during the three months ended March 31, 2022 also included a special grant for certain employees based on service which cliff vests on July 1, 2023. The value of the restricted stock units granted during the three months ended March 31, 2022 was based on the average of the high and low trading prices of the Company’s common stock on the NYSE on the preceding trading day, in accordance with the Company’s policy for valuing such awards. Compensation expense related to the restricted stock units is recognized on a straight-line basis over the respective vesting period.
Performance Stock Units
2022 Grants
During the three months ended March 31, 2022, the Company granted 245,380 performance stock units (at target) under its equity incentive plan. The performance stock units granted during the three months ended March 31, 2022 provide the recipients with the right to receive shares of common stock dependent on the achievement of a total shareholder return (“TSR”) goal, and are generally subject to the provision of service through the vesting date of the award. The performance period for the TSR goal is measured based on a three-year performance period from January 1, 2022 through December 31, 2024. The TSR goal is based on the Company’s actual TSR percentage increase over the performance period. Depending on the Company’s performance relative to the TSR goal, each performance stock unit award recipient is eligible to receive a percentage of the target number of shares granted to the recipient, ranging from zero to 200%. The performance stock units, to the extent earned, will vest on the date the Company’s compensation and governance committee certifies the achievement of the performance metric for the three-year period ending December 31, 2024, which will occur subsequent to the end of the performance period and after the Company files its annual consolidated financial statements for the year ending December 31, 2024.
The TSR goal is considered a market condition as opposed to a vesting condition. Because a market condition is not considered a vesting condition, it is reflected in the grant date fair value of the award and the associated compensation cost based on the fair value of the award is recognized over the performance period, regardless of whether the Company actually achieves the market condition or the level of achievement, as long as service is provided by the recipient. The Company used a Monte Carlo simulation to estimate the fair value of the awards, with the following assumptions:

Expected dividend yield	—%
Risk-free interest rate	1.24%
Expected volatility	44.00%
Expected term (in years)	2.96
Stock price	$10.41

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

2019 Grants
During the three months ended March 31, 2022, the Company’s compensation and governance committee certified the achievement of the performance metrics for the three-year period ended December 31, 2021, related to the performance stock units granted during the year ended December 31, 2019. These awards provided the recipients with the right to receive shares of common stock dependent on the achievement of two Company-specific financial performance targets and the provision of service through the vesting date, with each award holder eligible to earn a percentage of the target number of shares granted to the holder, ranging from zero to 200%. The awards vested during the three months ended March 31, 2022 at 100% of target.
Award Activity
The following table summarizes the activity for the Company’s restricted stock units and performance stock units for the three months ended March 31, 2022:

	Restricted Stock Units		Performance Stock Units
	Number of Units	Weighted Average Grant Date Fair Value (per share)	Number of Units	Weighted Average Grant Date Fair Value (per share)
Nonvested as of December 31, 2021	2,507,421	$15.68	1,117,555	$16.91
Granted	2,645,758	$10.29	245,380	$8.95
Vested	(1,316,703)	$15.67	(496,442)	$15.41
Forfeited	(268,567)	$14.96	(14,664)	$12.08
Nonvested as of March 31, 2022	3,567,909	$11.74	851,829	$15.50

Stock-Based Compensation Expense
For the three months ended March 31, 2022 and 2021, stock-based compensation expense for the Company was $7,294 and $6,305, respectively. The associated income tax benefit recognized in the statements of income for the three months ended March 31, 2022 and 2021 was $1,788 and $1,543, respectively.
With the new grants of restricted stock units and performance stock units during the three months ended March 31, 2022, unrecognized compensation cost at March 31, 2022 was $39,583 for restricted stock units and $7,414 for performance stock units considered probable of vesting. The weighted-average period over which these costs are expected to be recognized at March 31, 2022 is 1.96 years for the restricted stock units and 1.72 years for the performance stock units. Activity related to the Company’s stock options and restricted stock awards was not material for the three months ended March 31, 2022.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The reconciliation from basic to diluted weighted average shares outstanding is as follows:

	Three months ended March 31,
	2022	2021
Weighted average shares outstanding – Basic	137,684,773	136,006,082
Dilutive effect of unvested common shares and restricted stock units with service conditions, performance stock units considered probable of vesting and assumed stock option exercises and conversions	1,064,292	—
Weighted average shares outstanding – Diluted	138,749,065	136,006,082

Basic and diluted income (loss) per share are calculated as follows:

	Three months ended March 31,
	2022	2021
Numerator:
Income (loss) from continuing operations attributable to Ecovyst Inc.	$7,875	$(2,748)
Loss from discontinued operations attributable to Ecovyst Inc.	—	(89,887)
Net income (loss) attributable to Ecovyst Inc.	$7,875	$(92,635)

Denominator:
Weighted average shares outstanding – Basic	137,684,773	136,006,082
Weighted average shares outstanding – Diluted	138,749,065	136,006,082

Net loss per share:
Basic income (loss) per share - continuing operations	0.06	(0.02)
Diluted income (loss) per share - continuing operations	0.06	(0.02)
Basic loss per share - discontinued operations	—	(0.66)
Diluted loss per share - discontinued operations	—	(0.66)
Basic income (loss) per share	$0.06	$(0.68)
Diluted income (loss) per share	$0.06	$(0.68)

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The table below presents the details of the Company’s weighted average equity-based awards outstanding during each respective period that were excluded from the calculation of diluted earnings per share:

	Three months ended March 31,
	2022	2021
Restricted stock awards with performance only targets not yet achieved	613,903	883,380
Stock options with performance only targets not yet achieved	326,689	376,812
Anti-dilutive restricted stock awards, restricted stock units and performance stock units	—	—
Anti-dilutive stock options	807,301	—

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

21. Supplemental Cash Flow Information:
With the exception of operating leases, the following table presents supplemental cash flow information for the consolidated Company:

	Three months ended March 31,
	2022	2021
Cash paid during the period for:
Income taxes, net of refunds	$10,662	$4,248
Interest(1)	8,363	17,791
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the period end	4,674	8,118
Right-of-use assets obtained in exchange for new lease liabilities (non-cash):
Operating leases	2,955	4,738

(1)Cash paid for interest is shown net of capitalized interest for the periods presented and excludes $2,307 of net interest proceeds on swaps designated as net investment hedges for the three months ended March 31, 2021, which are included within cash flows from investing activities, discontinued operations in the Company’s condensed consolidated statements of cash flows.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets as of March 31, 2022 and 2021 to the total of the same amounts shown in the condensed consolidated statements of cash flows for the three months then ended:

	March 31,
	2022	2021
Cash and cash equivalents	$129,748	$55,171
Restricted cash included in prepaid and other current assets	—	1,591
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$129,748	$56,762

22. Subsequent Events:
On April 27, 2022, the Board approved a plan to purchase up to $450,000 of Ecovyst Inc. common stock over the next four years under a stock repurchase program. See Note 6 to these condensed consolidated financial statements for further information.
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
Forward-looking Statements
This periodic report on Form 10-Q (“Form 10-Q”) includes “forward-looking statements” that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should” and similar expressions are intended to identify these forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. Examples of forward-looking statements include, but are not limited to, statements we make regarding demand trends, the impact of the novel coronavirus (“COVID-19”) pandemic and/or, Russia’s invasion of Ukraine and related economic effects on our operations and financial results and our liquidity, and our belief that our current level of operations, cash and cash equivalents, cash flow from operations and borrowings under our credit facilities and other lines of credit will provide us adequate cash to fund the working capital, capital expenditure, debt service and other requirements for our business for at least the next twelve months.
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
•losses and damages in connection with information technology and cyber security risks could adversely affect our operations;
•the impact of the ongoing COVID-19 pandemic on the global economy and financial markets, as well as on our business and our suppliers, and the response of governments and of our company to the outbreak, including variants of the virus and associated containment, remediation and vaccination efforts; and
•other factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Impact of Russia’s invasion of Ukraine on our Business and Results
We are continuing to monitor the developments in Russia and Ukraine, as well as the related economic sanctions and export controls imposed on certain industry sectors. Although the current conflict may create global economic and political uncertainties and potential supply chain disruptions, we do not believe we have significant exposure in those countries. We have no operations in Russia or Ukraine. We had no sales to customers in Ukraine and our sales to a customer in Russia w immaterial for the three months ended March 31, 2022 and 2021, respectively. We also did not make any purchases from suppliers in Russia or Ukraine. As Russia’s invasion of Ukraine continues to unfold, we will continue to monitor compliance with sanctions imposed by the U.S. government and other countries.
Stock Repurchase Program
In April 2022, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $450 million of Ecovyst’s outstanding common stock over the next four years. This new program is expected to be funded using cash on hand and cash generated from operations. We primarily expect to conduct the repurchase program through negotiated transactions with Ecovyst’s equity sponsors, as well as through open market repurchases or other means, including through Rule 10b-18 trading plans or through the use of other techniques such as accelerated share repurchases. The actual timing, number and nature of shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions.

The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be amended, suspended or discontinued at any time at our discretion.

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
Key Factors and Trends Affecting Operating Results and Financial Condition
Sales
Overall our Ecoservices and Catalyst Technologies segments' sales have grown despite delays in shipments from supply chain constraints. Demand for our products has rebounded since the 2020 lows that resulted from the impact of COVID-19 and the early 2021 lows that resulted from the freezing weather in the Gulf region. Polyethlene demand has remained strong, driven by the growing consumer demand for stronger and lighter weighted plastics. Higher refinery utilization rates increased catalyst demand for both traditional and renewable fuels on the continued recovery in vehicle miles driven. Tightening gasoline standards and growing demand for premium grade gasoline to power fuel efficient engines has supported high alkylation utilization rates. Virgin sulfuric acid has benefited from strong mining for metals and minerals which provide conductivity in low carbon technologies, as well as strong demand from numerous industrial segments producing construction, auto, and packaging materials.
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
The primary raw materials for our Ecoservices segment include spent sulfuric acid, sulfur, acids, bases (including sodium hydroxide, or “caustic soda”), and certain metals. Spent sulfuric acid for our Ecoservices segment is supplied by customers. The primary raw materials used in the manufacture of products in our Catalyst Technologies segments include sodium silicate and cesium hydroxide.
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
Joint Venture
We account for our investments in our equity joint ventures under the equity method. Our joint venture, the Zeolyst Joint Venture, manufactures high performance, specialty, zeolite-based catalysts for use in the packaging and engineered plastics, emission control, refining and petrochemical industries and other areas of the broader chemicals industry. Demand for the Zeolyst Joint Venture products fluctuates based upon the timing of our customer’s fixed bed catalyst replacements. We share proportionally in the management of our joint venture with the other parties to such joint venture.
Seasonality
Our regeneration services product group, which is a part of our Ecoservices segment, typically experiences seasonal fluctuations as a result of higher demand for gasoline products in the summer months and lower demand in the winter months. These demand fluctuations result in higher sales and working capital requirements in the second and third quarter.
Foreign Currency
As a global business, we are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. We operate in various geographies with approximately 5% of our sales for the three months ended March 31, 2022 and 6% for the year ended December 31, 2021 are in currencies other than the U.S. dollar. Because our consolidated financial results are reported in U.S. dollars, sales or earnings generated in currencies other than the U.S. dollar can result in a significant increase or decrease in the amount of those sales and earnings when translated to U.S. dollars. The foreign currency to which we have the most significant exchange rate exposure is the British pound.
Results of Operations
Three months ended March 31, 2022 Compared to the Three months ended March 31, 2021
Highlights
The following is a summary of our financial performance for the three months ended March 31, 2022 compared with the three months ended March 31, 2021.
Sales
•Sales increased $53.1 million to $179.7 million. The increase in sales was primarily due to higher sales volumes and the favorable pass-through of sulfur pricing.
Gross Profit
•Gross profit increased $17.6 million to $47.7 million. The increase in gross profit was primarily due to higher sales volumes, favorable pricing, partially offset by higher manufacturing costs.
Operating Income
•Operating income increased by $14.0 million to $16.5 million. The increase in operating income was due to an increase in gross profit, partially offset by higher selling, general, and administrative expenses.
Equity in Net Income of Affiliated Companies
•Equity in net income of affiliated companies for the three months ended March 31, 2022 was $5.7 million, compared with $5.2 million for the three months ended March 31, 2021. The increase was primarily due to $0.5 million of higher earnings from the Zeolyst Joint Venture during the three months ended March 31, 2022.

The following is our unaudited condensed consolidated statements of income and a summary of financial results for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,		Change
	2022	2021	$	%
	(in millions, except percentages)
Sales	$179.7	$126.6	$53.1	41.9%
Cost of goods sold	132.0	96.5	35.5	36.8%
Gross profit	47.7	30.1	17.6	58.5%
Gross profit margin	26.6%	23.8%
Selling, general and administrative expenses	23.5	22.1	1.4	6.3%
Other operating expense, net	7.7	5.5	2.2	40.0%
Operating income	16.5	2.5	14.0	560.0%
Operating income margin	9.1%	2.0%
Equity in net (income) from affiliated companies	(5.7)	(5.2)	(0.5)	9.6%
Interest expense, net	8.5	10.5	(2.0)	(19.0)%
Other expense (income), net	0.1	5.1	(5.0)	(98.0)%
Income before income taxes and noncontrolling interest	13.6	(7.9)	21.5	(272.2)%
Provision (benefit) for income taxes	5.7	(5.2)	10.9	(209.6)%
Effective tax rate	42.1%	65.4%
Net income (loss) from continuing operations	7.9	(2.7)	10.6	(392.6)%
Net loss from discontinued operations, net of tax	—	(89.8)	89.8	(100.0)%
Net income (loss)	7.9	(92.5)	100.4	(108.5)%
Less: Net income attributable to the noncontrolling interest—discontinued operations	—	0.1	(0.1)	(100.0)%
Net income (loss) attributable to Ecovyst Inc.	$7.9	$(92.6)	$100.5	(108.5)%

Sales

	Three months ended March 31,		Change
	2022	2021	$	%
Sales:	(in millions, except percentages)
Ecoservices	$154.0	$100.2	$53.8	53.7%
Catalyst Technologies	25.7	26.4	(0.7)	(2.7)%
Total sales	$179.7	$126.6	$53.1	41.9%

Ecoservices: Sales in Ecoservices for the three months ended March 31, 2022 were $154.0 million, an increase of $53.8 million, or 53.7%, compared to sales of $100.2 million for the three months ended March 31, 2021. The increase in sales was due to higher average selling price of $37.3 million and an increase in sales volumes of $16.5 million. Higher average selling prices benefited from favorable pricing, including the pass-through of higher freight, labor, and energy indexed costs, as well as the pass-through of higher sulfur costs of $21.3 million. Sales volumes increased in both regeneration services and virgin sulfuric acid on demand recovery and the comparability to the prior year that was depressed by the freezing weather in the Gulf region, as well as the impact of our Chem32 acquisition.
Catalyst Technologies: Sales in Catalyst Technologies for the three months ended March 31, 2022 were $25.7 million, a decrease of $0.7 million, or (2.7)%, compared to sales of $26.4 million for the three months ended March 31, 2021. The decrease in sales was driven by delayed shipments and the timing of the niche custom catalyst sales, offset by higher polyethylene catalyst sales. Price increases implemented late in 2021 and an energy surcharge program are offsetting inflating costs.

Gross Profit
Gross profit for the three months ended March 31, 2022 was $47.7 million, an increase of $17.6 million, or 58.5%, compared with $30.1 million for the three months ended March 31, 2021. The increase in gross profit was due to favorable volumes of $9.6 million, higher pricing of $36.5 million, partially offset by higher manufacturing costs of $28.1 million.
The higher average selling prices and favorable volumes on our gross profit was a driven by favorable pricing and pass through of higher variable costs along with higher volume demand in our Ecoservices business. Rising inflation costs on raw materials, energy, and transportation primarily drove the higher manufacturing costs, that were more than offset in price, in March 31, 2022 as compared to March 31, 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2022 was $23.5 million, an increase of $1.4 million as compared to $22.1 million for the three months ended March 31, 2021. The increase in selling, general and administrative expenses was due to higher compensation-related expenses.
Other Operating Expense, Net
Other operating expense, net for the three months ended March 31, 2022 was $7.7 million, an increase of $2.2 million, compared with $5.5 million for the three months ended March 31, 2021. The decrease in other operating expense, net was primarily a result of lower severance charges incurred in the current period.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the three months ended March 31, 2022 was $5.7 million, compared to $5.2 million for the three months ended March 31, 2021. The increase was primarily due to $0.5 million of higher earnings from the Zeolyst Joint Venture during the three months ended March 31, 2022.
Interest Expense, Net
Interest expense, net for the three months ended March 31, 2022 was $8.5 million, a decrease of $2.0 million, as compared with $10.5 million for the three months ended March 31, 2021. The decrease in interest expense was primarily due to lower interest rates on our variable-rate debt and lower average debt balances.
Other Expense, Net
Other expense, net for the three months ended March 31, 2022 was $0.1 million, a decrease of $5.0 million, as compared with income of $5.1 million for the three months ended March 31, 2021. The decrease in other expense, net primarily consisted of smaller foreign currency gain in the current year as compared to the prior year related to the non-permanent intercompany debt denominated in local currency and translated to the U.S. dollar, offset by net periodic benefit for the defined benefit pension and postretirement plans.
Provision (Benefit) for Income Taxes
The provision for income taxes for the three months ended March 31, 2022 was $5.7 million compared to a $5.2 million benefit for the three months ended March 31, 2021. The effective income tax rate for the three months ended March 31, 2022 was 42.1% compared to 65.4% for the three months ended March 31, 2021.
The Company’s effective income tax rate fluctuates primarily due to GILTI, discrete impacts of the divestiture of the Performance Chemicals business, and tax rate changes.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended March 31, 2022 was mainly due to state and local taxes, a discrete shortfall tax expense related to stock compensation, and a discrete tax expense associated with the Employee Retention Credit.
Net Income (Loss) Attributable to Ecovyst
For the foregoing reasons and after the effect of the non-controlling interest in earnings of subsidiaries for the period ending March 31, 2021, net income attributable to Ecovyst was $7.9 million for the three months ended March 31, 2022 compared with net loss of $92.6 million for the three months ended March 31, 2021.

Adjusted EBITDA
Summarized Adjusted EBITDA information is shown below in the following table:

	Three months ended March 31,		Change
	2022	2021	$	%
	(in millions, except percentages)
Adjusted EBITDA:(1)
Ecoservices	$49.3	$33.0	$16.3	49.4%
Catalyst Technologies(2)	17.0	18.5	(1.5)	(8.1)%
Unallocated corporate expenses	(7.1)	(9.2)	2.1	(22.8)%
Total	$59.2	$42.3	$16.9	40.0%

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
(2)The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $11.5 million for the three months ended March 31, 2022, which includes $5.8 million of equity in net income, excluding $1.6 million of amortization of investment in affiliate step-up plus $4.1 million of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $10.5 million for the three months ended March 31, 2021, which includes $5.2 million of equity in net income, excluding $1.7 million of amortization of investment in affiliate step-up plus $3.6 million of joint venture depreciation, amortization and interest.
Ecoservices: Adjusted EBITDA for the three months ended March 31, 2022 was $49.3 million, an increase of $16.3 million, or 49.4%, compared with $33.0 million for the three months ended March 31, 2021. The increase in Adjusted EBITDA was a result of higher volume, favorable pricing covering rising input costs, and the benefit of the Chem32 acquisition that closed in March 2021.
Catalyst Technologies: Adjusted EBITDA for the three months ended March 31, 2022 was $17.0 million, a decrease of $1.5 million, or 8.1%, compared with $18.5 million for the three months ended March 31, 2021. The decrease in Adjusted EBITDA was due to lower volumes as well as higher input and energy production costs.

A reconciliation of net income (loss) from continuing operations to Adjusted EBITDA is as follows:

	Three months ended March 31,
	2022	2021
	(in millions)
Reconciliation of net income (loss) from continuing operations to Adjusted EBITDA
Net income (loss) from continuing operations	$7.9	$(2.7)
Provision (benefit) for income taxes	5.7	(5.2)
Interest expense, net	8.5	10.5
Depreciation and amortization	19.5	19.5
EBITDA	41.6	22.1
Joint venture depreciation, amortization and interest(a)	4.1	3.6
Amortization of investment in affiliate step-up(b)	1.6	1.7
Net loss on asset disposals(c)	0.1	0.8
Foreign currency exchange loss(d)	0.6	5.1
LIFO expense (benefit)(e)	0.2	(0.3)
Transaction and other related costs(f)	4.3	0.5
Equity-based compensation	7.3	6.3
Restructuring, integration and business optimization expenses(g)	0.4	2.3
Defined benefit pension plan benefit(h)	(0.6)	(0.6)
Other(i)	(0.4)	0.8
Adjusted EBITDA	$59.2	$42.3

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

Adjusted Net Income
Summarized adjusted net income information is shown below in the following table:

	Three months ended March 31,
	2022			2021
	Pre-tax	Tax expense (benefit)	After-tax	Pre-tax	Tax expense (benefit)	After-tax
	(in millions)
Reconciliation of net income (loss) from continuing operations to Adjusted Net Income(1)(2)
Net income (loss) attributable to Ecovyst Inc.	$13.6	$5.7	$7.9	$(7.9)	$(5.2)	$(2.7)
Amortization of investment in affiliate step-up(b)	1.6	0.4	1.2	1.7	0.6	1.1
Net loss on asset disposals(c)	0.1	—	0.1	0.8	0.2	0.6
Foreign currency exchange loss(d)	0.6	0.1	0.5	5.1	1.4	3.7
LIFO expense (benefit)(e)	0.2	0.1	0.1	(0.3)	(0.1)	(0.2)
Transaction and other related costs(f)	4.3	1.0	3.3	0.5	0.1	0.4
Equity-based compensation(4)	7.3	(0.3)	7.6	6.3	1.8	4.5
Restructuring, integration and business optimization expenses(g)	0.4	0.1	0.3	2.3	0.7	1.6
Defined benefit pension plan benefit(h)	(0.6)	(0.2)	(0.4)	(0.6)	(0.2)	(0.4)
Other(i)	(0.4)	(0.1)	(0.3)	0.8	0.4	0.4
Adjusted Net Income, including Intraperiod allocation	$27.1	$6.8	$20.3	$8.7	$(0.3)	$9.0
Intraperiod allocation for restating discontinued operations(3)	—	—	—	—	2.9	(2.9)
Adjusted Net Income	$27.1	$6.8	$20.3	$8.7	$2.6	$6.1

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
(4)Includes tax adjustments for the shortfall in stock compensation.
The adjustments to net income attributable to Ecovyst Inc. are shown net of applicable tax rates of 24.7% and 28.8% for the three months ended March 31, 2022 and 2021, respectively, except for the foreign currency exchange loss, equity-based compensation, transactions and other related costs, and discrete impacts of the divestiture of the Performance Chemicals business.

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
We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our asset based lending revolving credit facility, will be sufficient to meet our presently anticipated future cash needs for at least the next twelve months. We may also pursue strategic acquisition or divestiture opportunities, which may impact our future cash requirements. We may, from time to time, increase borrowings under our asset based lending revolving credit facility to meet our future cash needs. As of March 31, 2022, we had cash and cash equivalents of $129.7 million and availability of $76.8 million under our asset based lending revolving credit facility, after giving effect to $13.4 million of outstanding letters of credit, for a total available liquidity of $206.5 million. We did not have any revolving credit facility borrowings as of March 31, 2022. As of March 31, 2022, we were in compliance with all covenants under our debt agreements.
We held an immaterial balance of cash and cash equivalents in foreign jurisdictions as of March 31, 2022. We continue to repatriate cash held outside of the United States from certain foreign subsidiaries in order to meet domestic liquidity needs. Depending on domestic and foreign cash balances, we have certain flexibility to repatriate funds in order to meet those needs. Specifically, we have an intercompany loan structure in place with foreign subsidiaries that allows us to repatriate foreign cash in a tax efficient manner from those subsidiaries. Repatriation of foreign cash is generally not subject to U.S. federal income taxes at the time of cash distribution. However, foreign earnings may still be taxed for state income tax purposes, as well as subject to certain foreign withholding tax obligations, when cash amounts are distributed back to the U.S.
Our liquidity requirements include interest payments related to our debt structure. As reported, our cash interest paid for the three months ended March 31, 2022 and 2021 was approximately $8.4 million and $17.8 million, respectively. Before any impact of hedges, a one percent change in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $8.9 million on interest expense. We hedge the interest rate fluctuations on debt obligations through interest rate cap agreements. As of March 31, 2022, we had interest rate caps on $500.0 million of notional variable-rate debt with a cap rate of 0.84% through July 2022, $400.0 million of notional variable-rate debt with a cap rate of 1.00% through August 2023, $250.0 million of notional variable-rate debt with a cap rate of 1.00% through October 2024, and $250.0 million of notional variable-rate debt with a cap rate of 1.00% through October 2025.
The Company’s off-balance sheet arrangements include $13.4 million of outstanding letters of credit on our ABL Facility as of March 31, 2022.

Cash Flow

	Three months ended March 31,
	2022	2021
	(in millions)
Continuing Operations
Net cash provided by (used in):
Operating activities	$6.4	$16.5
Investing activities	(14.4)	(54.6)
Financing activities	(2.6)	(1.5)
Discontinued Operations
Net cash provided by (used in):
Operating activities	—	0.9
Investing activities	—	(22.0)
Financing activities	—	(0.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.6)	(2.7)
Net change in cash, cash equivalents and restricted cash	(11.2)	(63.9)
Cash, cash equivalents and restricted cash at beginning of period	140.9	137.2
Cash, cash equivalents and restricted cash at end of period	129.7	73.3
Less: cash, cash equivalents and restricted cash of discontinued operations	—	(16.6)
Cash, cash equivalents and restricted cash at end of period of continuing operations	$129.7	$56.7

	Three months ended March 31,
	2022	2021
	(in millions)
Continuing Operations
Net income	$7.9	$(2.7)
Non-cash and non-working capital related activities(1)	46.6	27.7
Changes in working capital	(40.7)	(4.3)
Other operating activities	(7.4)	(4.2)
Net cash provided by operating activities, continuing operations	$6.4	$16.5

(1)Includes depreciation, amortization, amortization of deferred financing costs and original issue discount, foreign currency exchange gains and losses, deferred income tax provision (benefit), net (gains) losses on asset disposals, stock compensation expense and equity in net income and dividends received from affiliated companies.

	Three months ended March 31,
	2022	2021
	(in millions)
Continuing Operations
Working capital changes that provided (used) cash:
Receivables	$(10.4)	$(9.4)
Inventories	(1.0)	4.6
Prepaids and other current assets	(3.6)	(2.2)
Accounts payable	2.2	4.7
Accrued liabilities	(27.9)	(2.0)
	$(40.7)	$(4.3)

	Three months ended March 31,
	2022	2021
	(in millions)
Continuing Operations
Purchases of property, plant and equipment	$(10.8)	$(12.6)
Business combinations, net of cash acquired	—	(42.0)
Net cash used in investing activities, continuing operations	$(14.4)	$(54.6)

	Three months ended March 31,
	2022	2021
	(in millions)
Continuing Operations
Net cash borrowings (repayments) on debt obligations	(2.3)	—
Tax withholdings on equity award vesting	(0.3)	(1.5)
Net cash used in financing activities, continuing operations	$(2.6)	$(1.5)

The following discussions related to our cash flows are presented on a continuing operations basis, which excludes the cash flows from our Performance Chemicals business accounted for as discontinued operations during the three months ended March 31, 2021.
Net cash provided by operating activities was $6.4 million for the three months ended March 31, 2022, compared to $16.5 million provided for the three months ended March 31, 2021. Cash generated by operating activities, other than changes in working capital, was higher during the three months ended March 31, 2022 by $26.3 million compared to the same period in the prior year. The change in working capital during the three months ended March 31, 2022 was unfavorable compared to the three months ended March 31, 2021. Cash used to fund working capital was $40.7 million and $4.3 million for the three months ended March 31, 2022 and 2021, respectively.
The increase in cash generated by operating activities, other than changes in working capital, was higher by $26.3 million as compared to the prior year period primarily due to an increase in operating profit and an increase in dividends received from affiliated companies.
The decrease in cash from working capital of $36.4 million as compared to the prior year was primarily due to unfavorable changes in accounts receivable, inventories, prepaid and other current assets, and accrued liabilities which were partially offset by favorable changes in accounts payable.
The unfavorable change in accounts receivable was driven by the timing of sales. The unfavorable change in prepaid and other current assets primarily relates to the timing of non-trade receivables from related parties and the timing of insurance prepayments. The increase of cash used by inventory was due to the inflation costs on raw materials and finished goods, where as cash provided in prior period was due to the timing of sales orders and inventory build. The favorable change in accounts payable is due to the timing of vendor payments as well as lower capital spending. The unfavorable change in accrued liabilities relates to changes in various accruals.
Net cash used in investing activities was $14.4 million for the three months ended March 31, 2022, compared to cash used of $54.6 million during the same period in 2021. Cash used in investing activities consisted of utilizing $10.8 million and $12.6 million to fund capital expenditures during the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2021, we acquired Chem32, LLC for $42.0 million.
Net cash used in financing activities was $2.6 million for the three months ended March 31, 2022, compared to net cash used of $1.5 million during the same period in 2021. Net cash used in financing activities was primarily driven by $2.3 of debt repayment charges for the three months ended March 31, 2022.

Debt

	March 31, 2022	December 31, 2021
	(in millions)
Senior Secured Term Loan Facility due June 2028	$893.2	$895.5
ABL Facility	—	—
Total debt	893.2	895.5
Original issue discount	(8.4)	(8.8)
Deferred financing costs	(4.7)	(4.9)
Total debt, net of original issue discount and deferred financing costs	880.1	881.8
Less: current portion	(9.0)	(9.0)
Total long-term debt, excluding current portion	$871.1	$872.8

As of March 31, 2022, our total debt was $893.2 million, excluding the original issue discount of $8.4 million and deferred financing fees of $4.7 million for our senior secured credit facilities. Our net debt as of March 31, 2022 was $763.5 million, including cash and cash equivalents of $129.7 million. We may seek, subject to market conditions and other factors, opportunities to repurchase, refinance or otherwise reprice our debt.
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

	Three months ended March 31,
	2022	2021
	(in millions)
Maintenance capital expenditures	$7.0	$9.2
Growth capital expenditures	2.1	2.6
Total capital expenditures	$9.1	$11.8

Capital expenditures remained at a level sufficient for required maintenance and certain expansion growth initiatives during these periods. Maintenance capital expenditures were lower in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to lower turnaround expenditures. Growth capital expenditures were lower in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due to the completion of several expansion projects in 2021.

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
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2022 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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
Our international operations require us to comply with anti-corruption laws, economic sanctions, export controls and similar laws and regulations of the U.S. government and various international jurisdictions in which we do business.
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
In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act. For example, the FCPA prohibits us from providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment, and requires us to maintain adequate record-keeping and internal accounting practices to accurately reflect our transactions. As part of our business, we may deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA. In addition, some of the international locations into which we sell our products lack a developed legal system and have elevated levels of corruption. As a result, we are exposed to corruption-related risk.
In addition, we are subject to applicable economic sanctions, export controls, and similar laws and regulations imposed by the U.S. government and other countries. These laws and regulations may restrict our business practices, or the counterparties or regions with which we can trade. In addition, these laws and regulations are subject to frequent change, and such changes may require us to adjust our business practices, including by ceasing business activities in newly sanctioned countries or regions or with newly sanctioned entities or individuals, or to modify our compliance program. For example, the current invasion of Ukraine by Russia and the related sanctions, export controls or other actions that have been or may be initiated by nations—including the U.S., the European Union, the United Kingdom, and Russia—could disrupt or otherwise adversely impact our customers in those countries, as well as adversely impact our business or our supply chain, business partners or customers in other countries beyond Ukraine and Russia. Further, violations of these legal requirements are punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts, loss of export privileges and other remedial measures.
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

	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Dollar Value) of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs

January 1, 2022—January 31, 2022	23,257	$10.26	N/A	N/A
February 1, 2022—February 28, 2022	—	$—	N/A	N/A
March 1, 2022—March 31, 2022	8,801	$10.63	N/A	N/A
Total	32,058

ITEM 6.    EXHIBITS.
The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1
General Release and Waiver of Claims, dated April 25, 2022, between Ecovyst Inc., Ecovyst Catalyst Technologies LLC and Belgacem Chariag (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on April 29, 2022

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
101
The following materials from the Quarterly Report on Form 10-Q of Ecovyst Inc. for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags

104	The cover page from the Quarterly Report on Form 10-Q of Ecovyst Inc. for the quarter ended March 31, 2022, formatted in Inline XBRL and included as Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecovyst Inc.

Date:	May 3, 2022	By:	/s/ MICHAEL FEEHAN
Michael Feehan
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)