Form 10-Q
period 2022-06-30
Ecovyst Inc.
filed 2022-08-01
CIK 1708035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of July 28, 2022 was 136,739,543.

Ecovyst Inc.

INDEX—FORM 10-Q
June 30, 2022

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Sales	$225,172	$146,952	$404,886	$273,576
Cost of goods sold	165,313	108,479	297,292	204,984
Gross profit	59,859	38,473	107,594	68,592
Selling, general and administrative expenses	22,783	21,856	46,319	43,986
Other operating expense, net	9,665	4,965	17,428	10,472
Operating income	27,411	11,652	43,847	14,134
Equity in net (income) from affiliated companies	(8,504)	(6,755)	(14,253)	(11,965)
Interest expense, net	8,888	8,741	17,338	19,197
Debt extinguishment costs	—	11,717	—	11,717
Other expense (income), net	485	(1,875)	625	3,299
Income (loss) from continuing operations before income taxes and noncontrolling interest	26,542	(176)	40,137	(8,114)
Provision for income taxes	7,297	7,694	13,017	2,504
Net income (loss) from continuing operations	19,245	(7,870)	27,120	(10,618)
Net income (loss) from discontinued operations, net of tax	—	6,520	—	(83,250)
Net income (loss)	19,245	(1,350)	27,120	(93,868)
Less: Net income attributable to the noncontrolling interest—discontinued operations	—	140	—	257
Net income (loss) attributable to Ecovyst Inc.	$19,245	$(1,490)	$27,120	$(94,125)

Income (loss) from continuing operations attributable to Ecovyst Inc.	$19,245	$(7,870)	$27,120	$(10,618)
Income (loss) from discontinued operations attributable to Ecovyst Inc.	—	6,380	—	(83,507)
Net income (loss) attributable to Ecovyst Inc.	$19,245	$(1,490)	$27,120	$(94,125)

Net income (loss) per share:
Basic income (loss) per share—continuing operations	$0.14	$(0.06)	$0.20	$(0.08)
Diluted income (loss) per share—continuing operations	$0.14	$(0.06)	$0.19	$(0.08)
Basic loss per share—discontinued operations	$—	$0.05	$—	$(0.61)
Diluted loss per share—discontinued operations	$—	$0.05	$—	$(0.61)
Basic income (loss) per share	$0.14	$(0.01)	$0.20	$(0.69)
Diluted income (loss) per share	$0.14	$(0.01)	$0.19	$(0.69)

Weighted average shares outstanding:
Basic	138,035,764	136,095,060	137,876,185	136,072,165
Diluted	139,149,560	136,095,060	139,175,659	136,072,165
See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income (loss)	$19,245	$(1,350)	$27,120	$(93,868)
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits	(39)	(42)	(78)	(85)
Net gain from hedging activities	4,757	413	18,479	1,178
Foreign currency translation	(7,994)	12,163	(10,299)	8,302
Total other comprehensive (loss) income	(3,276)	12,534	8,102	9,395
Comprehensive income (loss)	15,969	11,184	35,222	(84,473)
Less: Comprehensive income attributable to noncontrolling interests	—	593	—	316
Comprehensive income (loss) attributable to Ecovyst Inc.	$15,969	$10,591	$35,222	$(84,789)

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$151,228	$140,889
Accounts receivable, net	113,177	80,802
Inventories, net	56,214	53,813
Prepaid and other current assets	35,953	16,165
Total current assets	356,572	291,669
Investments in affiliated companies	426,337	446,074
Property, plant and equipment, net	583,636	596,231
Goodwill	403,211	406,139
Other intangible assets, net	136,967	145,617
Right-of-use lease assets	30,039	30,115
Other long-term assets	31,023	15,374
Total assets	$1,967,785	$1,931,219
LIABILITIES
Current maturities of long-term debt	$9,000	$9,000
Accounts payable	57,938	51,860
Operating lease liabilities—current	8,374	8,306
Accrued liabilities	58,836	75,915
Total current liabilities	134,148	145,081
Long-term debt, excluding current portion	869,341	872,839
Deferred income taxes	144,114	126,749
Operating lease liabilities—noncurrent	21,528	21,719
Other long-term liabilities	20,470	24,094
Total liabilities	1,189,601	1,190,482
Commitments and contingencies (Note 17)
EQUITY
Common stock ($0.01 par); authorized shares 450,000,000; issued shares 139,624,577 and 137,820,971 on June 30, 2022 and December 31, 2021, respectively; outstanding shares 137,817,183 and 136,938,758 on June 30, 2022 and December 31, 2021, respectively	1,396	1,378
Preferred stock ($0.01 par); authorized shares 50,000,000; no shares issued or outstanding on June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	1,084,790	1,073,409
Accumulated deficit	(288,587)	(315,707)
Treasury stock, at cost; shares 1,807,394 and 882,213 on June 30, 2022 and December 31, 2021, respectively	(21,725)	(12,551)
Accumulated other comprehensive income (loss)	2,310	(5,792)
Total equity	778,184	740,737
Total liabilities and equity	$1,967,785	$1,931,219

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock	Additional paid-in capital	(Accumulated deficit)	Treasury stock, at cost	Accumulated other comprehensive income (loss)	Non- controlling interest	Total
Balance, December 31, 2021	$1,378	$1,073,409	$(315,707)	$(12,551)	$(5,792)	$—	$740,737
Net income	—	—	7,875	—	—	—	7,875
Other comprehensive income	—	—	—	—	11,378	—	11,378
Tax withholdings on equity award vesting	—	—	—	(332)	—	—	(332)
Stock compensation expense	—	5,946	—	—	—	—	5,946
Shares issued under equity incentive plan, net of forfeitures	18	9	—	—	—	—	27
Balance, March 31, 2022	$1,396	$1,079,364	$(307,832)	$(12,883)	$5,586	$—	$765,631
Net income	—	—	19,245	—	—	—	19,245
Other comprehensive loss	—	—	—	—	(3,276)	—	(3,276)
Repurchases of common shares	—	—	—	(8,842)	—	—	(8,842)
Stock compensation expense	—	5,409	—	—	—	—	5,409
Shares issued under equity incentive plan, net of forfeitures	—	17	—	—	—	—	17
Balance, June 30, 2022	$1,396	$1,084,790	$(288,587)	$(21,725)	$2,310	$—	$778,184

	Common stock	Additional paid-in capital	(Accumulated deficit)	Treasury stock, at cost	Accumulated other comprehensive loss	Non- controlling interest	Total
Balance, December 31, 2020	$1,371	$1,477,859	$(175,758)	$(11,081)	$(15,265)	$53	$1,277,179
Net (loss) income	—	—	(92,635)	—	—	117	(92,518)
Other comprehensive loss	—	—	—	—	(2,745)	(394)	(3,139)
Tax withholdings on equity award vesting	—	—	—	(1,470)	—	—	(1,470)
Distributions to noncontrolling interests	—	—	—	—	—	(516)	(516)
Stock compensation expense	—	6,877	—	—	—	—	6,877
Shares issued under equity incentive plan, net of forfeitures	7	63	—	—	—	—	70
Balance, March 31, 2021	$1,378	$1,484,799	$(268,393)	$(12,551)	$(18,010)	$(740)	$1,186,483
Net (loss) income	—	—	(1,490)	—	—	140	(1,350)
Other comprehensive income	—	—	—	—	12,081	453	12,534
Distributions to noncontrolling interests	—	—	—	—	—	(593)	(593)
Stock compensation expense	—	7,499	—	—	—	—	7,499
Shares issued under equity incentive plan, net of forfeitures	—	36	—	—	—	—	36
Balance, June 30, 2021	$1,378	$1,492,334	$(269,883)	$(12,551)	$(5,929)	$(740)	$1,204,609

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$27,120	$(93,868)
Net loss from discontinued operations	—	83,250
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	32,153	33,533
Amortization	7,051	5,952
Amortization of deferred financing costs and original issue discount	1,002	730
Debt extinguishment costs	—	5,981
Foreign currency exchange loss	1,148	3,882
Pension and postretirement healthcare benefit	(1,106)	(1,190)
Deferred income tax provision	11,285	4,279
Net loss on asset disposals	706	2,379
Stock compensation	12,679	12,644
Equity in net income from affiliated companies	(14,253)	(11,965)
Dividends received from affiliated companies	30,000	10,000
Other, net	(3,258)	(3,270)
Working capital changes that provided (used) cash, excluding the effect of acquisitions and dispositions:
Receivables	(33,152)	(18,376)
Inventories	(3,091)	5,501
Prepaids and other current assets	(47)	(1,756)
Accounts payable	9,671	2,619
Accrued liabilities	(25,053)	(3,104)
Net cash provided by operating activities, continuing operations	52,855	37,221
Net cash provided by operating activities, discontinued operations	—	12,077
Net cash provided by operating activities	52,855	49,298

Cash flows from investing activities:
Purchases of property, plant and equipment	(25,835)	(28,039)
Payments for business divestiture	(3,744)	—
Business combinations, net of cash acquired	—	(41,994)
Other, net	81	—
Net cash used in investing activities, continuing operations	(29,498)	(70,033)
Net cash used in investing activities, discontinued operations	—	(32,010)
Net cash used in investing activities	(29,498)	(102,043)

Cash flows from financing activities:
Issuance of long-term debt, net of discount	—	897,750
Debt issuance costs	—	(1,293)
Repayments of long-term debt	(4,500)	(900,000)
Repurchases of common shares	(7,127)	—
Tax withholdings on equity award vesting	(332)	(1,470)
Other, net	45	6
Net cash used in financing activities, continuing operations	(11,914)	(5,007)
Net cash used in financing activities, discontinued operations	—	(1,117)
Net cash used in financing activities	(11,914)	(6,124)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,104)	(3,339)
Net change in cash, cash equivalents and restricted cash	10,339	(62,208)
Cash, cash equivalents and restricted cash at beginning of period	140,889	137,219
Cash, cash equivalents and restricted cash at end of period	$151,228	$75,011
Less: cash, cash equivalents, and restricted cash of discontinued operations	—	(17,603)
Cash, cash equivalents and restricted cash at end of period of continuing operations	$151,228	$57,408
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
On December 14, 2020, the Company completed the sale of its Performance Materials business for $650,000, and on August 1, 2021, the Company completed the sale of its Performance Chemicals business. The financial results of these businesses are presented as discontinued operations in the condensed consolidated financial statements for the 2021 period presented. See Note 3 for more information on these transactions.
The Company has two uniquely positioned specialty businesses: Ecoservices provides sulfuric acid recycling to the North American refining industry for the production of alkylate and provides on-purpose virgin sulfuric acid for water treatment, mining and industrial applications; and Catalyst Technologies provides finished silica catalysts and catalyst supports necessary to produce high strength and high stiffness plastics and, through the Zeolyst Joint Venture, supplies zeolites used for catalysts that help produce renewable fuels, remove nitrogen oxides from diesel engine emissions as well as sulfur from fuels during the refining process.
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
3. Divestitures:
Performance Materials Divestiture
Upon the close of the Performance Materials divestiture transaction on December 14, 2020, the Company entered into a Transition Services Agreement with the buyer pursuant to which the buyer received certain services to provide for the orderly transition of various functions and processes after the closing of the transaction. The services under the Transition Services Agreement included information technology, accounting, tax, financial services, human resources, facilities, and other administrative support services. These services were provided for a period of nine months, with three 30-day extensions available. The Company billed $1,401 and $3,061 under the Transition Services Agreement to the buyer during the three and six months ended June 30, 2021. Those billings were included in selling, general and administrative expenses on the condensed consolidated financial statements for the six months ended June 30, 2021.
During the three months ended June 30, 2021, the Company incurred transaction costs of $84 and stock-based compensation expense of $630, and an associated tax benefit of $192 related to the Performance Materials divestiture, which was included in loss from discontinued operations, net of tax. During the six months ended June 30, 2021, the Company incurred transaction costs of $1,530 and stock-based compensation expense of $1,283, and an associated tax benefit of $706 related to the Performance Materials divestiture, which was included in loss from discontinued operations, net of tax.
Performance Chemicals Divestiture
On February 28, 2021, the Company entered into a definitive agreement to sell its Performance Chemicals business to Sparta Aggregator L.P. (the “Buyer”), a partnership established by Koch Minerals & Trading, LLC and Cerberus Capital Management, L.P., for $1,100,000, subject to certain adjustments including indebtedness, cash, working capital and transaction expenses. The Company completed the sale of the Performance Chemicals business on August 1, 2021. During the year ended December 31, 2021, the net cash proceeds to the Company from the sale were $978,449 after certain customary adjustments for indebtedness, working capital and cash at the closing of the transaction. During the six months ended June 30, 2022, the Company made a payment to the buyer for $3,744, representing the final adjustments to the sale price. The Company classified the payment within net cash used in investing activities – continuing operations in the condensed consolidated statements of cash flows.
Prior to the close of the transaction, the disposal group was tested for recoverability at each of the balance sheet dates subsequent to meeting the discontinued operations criteria, and the Company recognized an estimated disposal loss of $13,990 and $109,584 during the three and six months ended June 30, 2021, respectively, which was included in net loss from discontinued operations, net of tax on the condensed consolidated statement of income. In the condensed consolidated balance sheet as of June 30, 2021, the Company recorded the disposal loss to goodwill and a valuation allowance of approximately $75,080 and $34,504, respectively, which was included in long-term assets held for sale.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following table summarizes the results of discontinued operations related to the Performance Chemicals business for the three and six months ended June 30, 2021:

	Three months ended June 30, 2021	Six months ended June 30, 2021
Sales	$170,374	$334,897
Cost of goods sold	118,785	244,638
Selling, general and administrative expenses	11,490	23,206
Goodwill impairment charge	—	75,080
Other operating expense, net	11,850	29,330
Loss on sale of the Performance Chemicals business	13,990	34,504
Operating income (loss)	14,259	(71,861)
Equity in net (income) from affiliated companies	(48)	(86)
Interest expense, net (1)	5,599	8,814
Other income, net	(840)	(6,363)
Income (loss) from discontinued operations before income tax	9,548	(74,226)
Provision for income taxes	2,507	6,918
Income (loss) from discontinued operations, net of tax	$7,041	$(81,144)

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
Net income attributable to the noncontrolling interest related to the Performance Chemicals business, net of tax was $140 and $257 for the three and six months ended June 30, 2021. Net income (loss) attributable to Ecovyst Inc., related to the Performance Chemicals business, net of tax was $6,901 and $(81,401) for the three and six months ended June 30, 2021.
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
• Regeneration services for alkylate production
Packaging & engineered plastics	• Catalysts for high-density polyethylene and chemicals syntheses
• Antiblocks for film packaging
• Sulfur derivatives for nylon production
Natural resources	• Sulfur derivatives for mining

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following tables disaggregate the Company’s sales, by segment and end use, for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30, 2022
	Ecoservices	Catalyst Technologies(2)	Total
Industrial & process chemicals	$42,141	$—	$42,141
Fuels & emission control(1)	83,178	—	83,178
Packaging & engineered plastics	33,615	32,204	65,819
Natural resources	34,034	—	34,034
Total segment sales	$192,968	$32,204	$225,172

	Three months ended June 30, 2021
	Ecoservices	Catalyst Technologies(2)	Total
Industrial & process chemicals	$18,341	$—	$18,341
Fuels & emission control(1)	68,794	—	68,794
Packaging & engineered plastics	14,979	26,215	41,194
Natural resources	18,627	—	18,627
Total segment sales	$120,741	$26,215	$146,956
Eliminations	(4)	—	(4)
Total	$120,737	$26,215	$146,952

	Six months ended June 30, 2022
	Ecoservices	Catalyst Technologies(2)	Total
Industrial & process chemicals	$74,995	$—	$74,995
Fuels & emission control(1)	154,836	—	154,836
Packaging & engineered plastics	58,093	57,858	115,951
Natural resources	59,104	—	59,104
Total segment sales	$347,028	$57,858	$404,886

	Six months ended June 30, 2021
	Ecoservices	Catalyst Technologies(2)	Total
Industrial & process chemicals	$35,288	$—	$35,288
Fuels & emission control(1)	123,987	—	123,987
Packaging & engineered plastics	25,600	52,617	78,217
Natural resources	36,088	—	36,088
Total segment sales	$220,963	$52,617	$273,580
Eliminations	(4)	—	(4)
Total segment sales	$220,959	$52,617	$273,576

(1)As described in Note 1, the Company experiences seasonal sales fluctuations to customers in the fuels & emission control end use.
(2)Excludes the Company’s proportionate share of sales from the Zeolyst International and Zeolyst C.V. joint ventures (collectively, the “Zeolyst Joint Venture”) accounted for using the equity method (see Note 11 to these condensed consolidated financial statements for further information).

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
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 14)	$23,849	$—	$23,849	$—

Derivative liabilities:
Interest rate caps (Note 14)	$16	$—	$16	$—

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 14)	$1,080	$—	$1,080	$—

Derivative liabilities:
Interest rate caps (Note 14)	$1,288	$—	$1,288	$—

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
As of June 30, 2022, the Company had interest rate caps that were fair valued using Level 2 inputs. In addition, the Company applies a credit valuation adjustment to reflect credit risk which is calculated based on credit default swaps. To the extent that the Company’s net exposure under a specific master agreement is an asset, the Company utilizes the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company utilizes a default swap rate comparable to Ecovyst. The credit valuation adjustment is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the Company’s liabilities or that a market participant would be willing to pay for the Company’s assets.
6. Stockholders' Equity:
Accumulated Other Comprehensive Income (Loss)
The following tables present the tax effects of each component of other comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022			2021
	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount
Defined benefit and other postretirement plans:
Amortization of net gains	$—	$—	$—	$2	$(1)	$1
Amortization of prior service cost	(52)	13	(39)	(58)	15	(43)
Benefit plans, net	(52)	13	(39)	(56)	14	(42)
Net gain from hedging activities	6,343	(1,586)	4,757	551	(138)	413
Foreign currency translation(1)	(7,994)	—	(7,994)	12,163	—	12,163
Other comprehensive income	$(1,703)	$(1,573)	$(3,276)	$12,658	$(124)	$12,534

	Six months ended June 30,
	2022			2021
	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount
Defined benefit and other postretirement plans:
Amortization of net gains	$1	$—	$1	$3	$(1)	$2
Amortization of prior service cost	(105)	26	(79)	(116)	29	(87)
Benefit plans, net	(104)	26	(78)	(113)	28	(85)
Net gain from hedging activities	24,639	(6,160)	18,479	1,571	(393)	1,178
Foreign currency translation(1)	(10,299)	—	(10,299)	5,855	2,447	8,302
Other comprehensive income (loss)	$14,236	$(6,134)	$8,102	$7,313	$2,082	$9,395

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

(1)The income tax benefit or expense included in other comprehensive income is attributed to the portion of foreign currency translation associated with the Company’s cross-currency interest rate swaps for the six months ended June 30, 2021, for which the tax effect is based on the applicable U.S. deferred income tax rate. See Note 14 to these condensed consolidated financial statements for information regarding the Company’s cross-currency interest rate swaps, which were settled in March 2021.
The following table presents the changes in accumulated other comprehensive income (loss), net of tax, by component for the six months ended June 30, 2022 and 2021:

	Defined benefit and other postretirement plans	Net gain (loss) from hedging activities	Foreign currency translation	Total
December 31, 2021	$11,072	$2,254	$(19,118)	$(5,792)
Other comprehensive income (loss) before reclassifications	(155)	18,029	(10,299)	7,575
Amounts reclassified from accumulated other comprehensive income(1)	77	450	—	527
June 30, 2022	$10,994	$20,733	$(29,417)	$2,310

December 31, 2020	$5,278	$(660)	$(19,883)	$(15,265)
Other comprehensive income (loss) before reclassifications	(170)	1,043	8,243	9,116
Amounts reclassified from accumulated other comprehensive income(1)	85	135	—	220
June 30, 2021	$5,193	$518	$(11,640)	$(5,929)

(1)See the following table for details about these reclassifications. Amounts in parentheses indicate debits.
The following table presents the reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2022 and 2021:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income(1)				Affected Line Item where Income is Presented
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Amortization of defined benefit and other postretirement items:
Prior service (cost) credit	$(53)	$(58)	$(105)	$(116)	Other income (expense)(2)
Actuarial gains (losses)	1	2	2	3	Other income (expense)(2)
	(52)	(56)	(103)	(113)	Total before tax
	13	15	26	28	Tax benefit (expense)
	$(39)	$(41)	$(77)	$(85)	Net of tax

Gains and losses on cash flow hedges:
Interest rate caps	$(359)	$(70)	$(598)	$(179)	Interest expense
	88	17	148	44	Tax benefit
	$(271)	$(53)	$(450)	$(135)	Net of tax

Total reclassifications for the period	$(310)	$(94)	$(527)	$(220)	Net of tax

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
2020 Stock Repurchase Program
On March 12, 2020, the Company’s Board of Directors (the “Board”) approved a plan to purchase up to $50,000 of the Company’s common stock under a stock repurchase program approved by the Board. Under the plan, the Company could repurchase shares from time to time for cash in open market transactions or in privately negotiated transactions in accordance with applicable federal securities laws. The Company determined the timing and the amount of any repurchases based on its evaluation of market conditions, share price and other factors. The stock repurchase program expired in March 2022, with no repurchases made in 2022 through the expiration of the program, nor during the three or six months ended June 30, 2021.
2022 Stock Repurchase Program
On April 27, 2022, the Board approved a stock repurchase program that permits the Company to purchase up to $450,000 of the Company’s common stock over the next four years. Under the plan, the Company can repurchase shares from time to time for cash in open market transactions or in privately negotiated transactions in accordance with applicable federal securities laws. The Company will determine the timing and the amount of any repurchases based on its evaluation of market conditions, share price and other factors.
During the three and six months ended June 30, 2022, the Company repurchased 893,123 shares on the open market at an average price of $9.88, for a total of $8,842 (of which $1,715 was accrued at June 30, 2022). As of June 30, 2022, $441,158 was available for additional share repurchases under the program.
In July 2022, the Company repurchased 1,077,640 shares on the open market at an average price of $9.77, for a total of $10,553 as part of the approved stock repurchase program, which reduced availability for additional share repurchases under the program to $430,605.
Tax Withholdings on Equity Award Vesting
In connection with the vesting of restricted stock awards, restricted stock units and performance stock units, shares of common stock may be delivered to the Company by employees to satisfy withholding tax obligations at the instruction of the employee award holders. These transactions when they occur are accounted for as stock repurchases by the Company, with the shares returned to treasury stock at a cost representing the payment by the Company of the tax obligations on behalf of the employees in lieu of shares for the vesting unit. There were no shares delivered to the Company to cover tax payments for the three months ended June 30, 2022 and 2021, and the fair value of the shares withheld to cover tax payments were $332 and $1,470 for the six months ended June 30, 2022 and 2021, respectively.

7. Acquisition:
On March 1, 2021 (the “Closing Date”), the Company completed the acquisition of Chem32, LLC (“Chem32”) as part of a stock transaction (the “Acquisition”) for $44,000 in cash. Based in Orange, Texas, Chem32 is a leader in ex situ pre-sulfiding and pre-activation for hydro-processing catalysts. The net cash paid on the Closing Date by the Company was $41,994, after certain customary adjustments for indebtedness, working capital, cash and a holdback amount pursuant to the agreement. A portion of the holdback was settled in July 2021 for a payment of $645, with $1,000 of the holdback remaining as of June 30, 2022.
Chem32 is reported as part of the Ecoservices segment. The Company believes that the Acquisition will offer a more robust portfolio of services within the refining industry by leveraging the Company’s existing relationships, therefore contributing to a total purchase price that resulted in the recognition of $14,778 of goodwill, which was deductible for tax purposes. During the six months ended June 30, 2022, the Company recorded an immaterial adjustment between goodwill and deferred tax liabilities related to the final tax purchase price allocation. See Note 8 to these condensed consolidated financial statements for further information.

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
Net sales and net income attributable to Chem32 during the period from the Closing Date through June 30, 2021 were immaterial. Pro forma financial information has not been presented as it is immaterial for the three and six months ended June 30, 2021. Acquisition and integration costs was immaterial for the six months ended June 30, 2021 and are included in other operating expense, net in the Company’s consolidated statement of income.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

8. Goodwill:
The change in the carrying amount of goodwill for the six months ended June 30, 2022 is summarized as follows:

	Ecoservices	Catalyst Technologies	Total
Balance as of December 31, 2021	$326,670	$79,469	$406,139
Goodwill adjustments(1)	(81)	—	(81)
Foreign exchange impact	—	(2,847)	(2,847)
Balance as of June 30, 2022	$326,589	$76,622	$403,211

(1)    During the six months ended June 30, 2022, the Company recorded an adjustment of $81 between goodwill and deferred tax liabilities related to the final tax purchase price allocation for the Chem32 acquisition.
9. Other Operating Expense, Net:
A summary of other operating expense, net is as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Amortization expense	$2,644	$2,189	$5,299	$4,374
Transaction and other related costs	790	610	5,070	1,083
Restructuring, integration and business optimization costs(1)	4,746	71	5,099	2,330
Net loss on asset disposals	573	1,601	706	2,379
Other, net	912	494	1,254	306
	$9,665	$4,965	$17,428	$10,472

(1)During the three and six months ended June 30, 2022 and the six months ended June 30, 2021, the Company’s results were impacted by costs associated with severance charges for certain executives and employees.
10. Inventories, Net:
Inventories, net are classified and valued as follows:

	June 30, 2022	December 31, 2021
Finished products and work in process	$48,665	$46,894
Raw materials	7,549	6,919
	$56,214	$53,813
Valued at lower of cost or market:
LIFO basis	$24,075	$33,330
Valued at lower of cost and net realizable value:
FIFO or average cost basis	32,139	20,483
	$56,214	$53,813

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

11. Investments in Affiliated Companies:
The Company accounts for investments in affiliated companies under the equity method. Affiliated companies accounted for on the equity basis as of June 30, 2022 are as follows:

Company	Country	Percent Ownership
Zeolyst International	USA	50%
Zeolyst C.V.	Netherlands	50%
Following is summarized information of the combined investments(1):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Sales	$84,663	$76,060	$151,346	$142,265
Gross profit	29,168	26,121	52,752	48,067
Operating income	19,476	16,987	34,112	31,161
Net income	20,210	16,751	34,908	30,487

(1)Summarized information of the combined investments is presented at 100%; the Company’s share of the net assets and net income of affiliates is calculated based on the percent ownership specified in the table above.
The Company’s investments in affiliated companies balance as of June 30, 2022 and December 31, 2021 includes net purchase accounting fair value adjustments of $234,218 and $237,419, respectively, related to a prior business combination, consisting primarily of goodwill and intangible assets such as customer relationships, technical know-how and trade names. Consolidated equity in net income from affiliates is net of $1,601 and $3,201 of amortization expense related to purchase accounting fair value adjustments for the three and six months ended June 30, 2022, respectively. Consolidated equity in net income from affiliates is net of $1,620 and $3,278 of amortization expense related to purchase accounting fair value adjustments for the three and six months ended June 30, 2021, respectively.
12. Property, Plant and Equipment:
A summary of property, plant and equipment, at cost, and related accumulated depreciation is as follows:

	June 30, 2022	December 31, 2021
Land	$96,665	$97,047
Buildings and improvements	80,418	77,851
Machinery and equipment	724,348	714,435
Construction in progress	51,837	45,952
	953,268	935,285
Less: accumulated depreciation	(369,632)	(339,054)
	$583,636	$596,231

Depreciation expense was $16,142 and $32,153 for the three and six months ended June 30, 2022, respectively. Depreciation expense was $17,529 and $33,533 for the three and six months ended June 30, 2021, respectively.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

13. Long-term Debt:
The summary of long-term debt is as follows:

	June 30, 2022	December 31, 2021
Senior Secured Term Loan Facility due June 2028	$891,000	$895,500
ABL Facility	—	—
Total debt	891,000	895,500
Original issue discount	(8,121)	(8,762)
Deferred financing costs	(4,538)	(4,899)
Total debt, net of original issue discount and deferred financing costs	878,341	881,839
Less: current portion	(9,000)	(9,000)
Total long-term debt, excluding current portion	$869,341	$872,839

The fair value of a financial instrument is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of June 30, 2022 and December 31, 2021, the fair value of the senior secured term loan facility was $850,905 and $894,381, respectively. The fair value is classified as Level 2 based upon the fair value hierarchy (see Note 5 to these condensed consolidated financial statements for further information on fair value measurements).
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
In November 2018, the Company entered into interest rate cap agreements to mitigate interest volatility from July 2020 through July 2022, with a cap rate of 3.50% on $500,000 of notional variable-rate debt and a $3,380 premium annuitized during the effective period. In February 2020, the Company restructured these agreements to lower the interest cap rate to 2.50% with an incremental $130 premium annuitized during the effective period. In March 2020, the Company again amended such interest rate cap agreements to lower the cap rate to 0.84% and paid an additional $900 premium annuitized during the effective period. The term and notional amount remained unchanged, and the total cumulative annuitized premium on the $500,000 of notional variable-rate debt is $4,410. The cap rate in effect at June 30, 2022 was 0.84% associated with the $500,000 of notional variable-rate debt.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

In July 2020, the Company entered into additional interest rate cap agreements to mitigate interest rate volatility from August 2020 to August 2023, with a cap rate of 1.00% on $400,000 of notional variable-rate debt. The cap rate in effect at June 30, 2022 was 1.00% associated with the $400,000 of notional variable-rate debt. The total annuitized premium on the $400,000 of notional variable-rate debt is $137.
In August 2021, PQ Corporation novated $900,000 of its interest rate caps to Ecovyst Catalyst Technologies LLC. Other than the novation, there were no other changes to the interest rate caps.
In January 2022, the Company entered into two new forward starting interest rate cap agreements, with notional amounts of $250,000 each and with a cap rate of 1.00%. The term for one of these interest rate caps is August 2022 through October 2024 and the term for the other is September 2023 through October 2025. The total cumulative annuitized premium is $4,450.
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
The fair values of derivative instruments held as of June 30, 2022 and December 31, 2021 are shown below:

	Balance sheet location	June 30, 2022	December 31, 2021
Derivative assets:
Derivatives designated as cash flow hedges:
Interest rate caps	Prepaid and other current assets	9,413	—
Interest rate caps	Other long-term assets	$14,436	$1,080
Total derivative assets		$23,849	$1,080

Derivative liabilities:
Derivatives designated as cash flow hedges:
Interest rate caps	Accrued liabilities	$16	$1,288
Total derivative liabilities		$16	$1,288

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges on AOCI for the three and six months ended June 30, 2022 and 2021:

		Three months ended June 30,
		2022		2021
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$5,985	$(359)	$479	$(70)

		Six months ended June 30,
		2022		2021
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$24,041	$(598)	$1,391	$(179)

The following tables show the effect of the Company’s cash flow hedge accounting on the condensed consolidated statements of income for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022		2021
	Cost of goods sold	Interest (expense) income	Cost of goods sold	Interest (expense) income
Total amounts of income and expense line items presented in the statement of income in which the effects of cash flow hedges are recorded	$(165,313)	$(8,888)	$(108,479)	$(8,741)
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	—	(359)	—	(70)

	Six months ended June 30,
	2022		2021
	Cost of goods sold	Interest (expense) income	Cost of goods sold	Interest (expense) income
Total amounts of income and expense line items presented in the statement of income in which the effects of cash flow hedges are recorded	$(297,292)	$(17,338)	$(204,984)	$(19,197)
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	—	(598)	—	(179)
The amount of unrealized losses in AOCI related to the Company’s cash flow hedges that is expected to be reclassified to the condensed consolidated statement of income over the next twelve months is $286 as of June 30, 2022.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

The following table shows the effect of the Company’s net investment hedges on AOCI and the condensed consolidated statements of income for the three and six months ended June 30, 2021:

	Amount of gain (loss) recognized in OCI on derivative		Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	Three months ended June 30,			Three months ended September 30,			Three months ended September 30,
	2022	2021		2022	2021		2022	2021
Cross-currency interest rate swaps	$—	$—	Net (loss) income from discontinued operations, net of tax	$—	$—	Interest (expense) income	$—	$—

	Amount of pre-tax gain (loss) recognized in OCI on derivative		Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	Six months ended June 30,			Six months ended June 30,			Six months ended June 30,
	2022	2021		2022	2021		2022	2021
Cross-currency interest rate swaps	$—	$9,787	Net (loss) income from discontinued operations, net of tax	$—	$—	Interest (expense) income	$—	$545
15. Income Taxes:
The effective income tax rate for the three months ended June 30, 2022 was 27.5% compared to (4,371.6)% for the three months ended June 30, 2021. The effective income tax rate for the six months ended June 30, 2022 was 32.4% compared to (30.9)% for the six months ended June 30, 2021. The Company’s effective income tax rate has fluctuated primarily due to changes in income mix, discrete impacts related to intraperiod allocation revaluation of deferred tax assets and liabilities as a result of the divestiture of the Performance Chemicals business, tax rate changes and changes in foreign exchange gains and losses, which create permanent differences in certain jurisdictions.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the six months ended June 30, 2022 was mainly due to state and local taxes, a discrete shortfall tax expense related to stock compensation, and a discrete tax expense associated with the Employee Retention Credit.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the six months ended June 30, 2021 was mainly due to state and local taxes, discrete tax impacts related to intra-period allocation revaluation of deferred tax assets and liabilities as a result of the Performance Chemicals divestiture, tax rate changes, and the tax effect of permanent differences related to foreign currency exchange gain or loss.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

16. Benefit Plans:
The following tables present the components of net periodic cost (benefit) for the Company-sponsored defined benefit pension and postretirement plans, which cover certain employees and retirees located in the U.S.
Defined Benefit Pension Plans

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Interest cost	604	551	1,207	1,102
Expected return on plan assets	(1,110)	(1,094)	(2,219)	(2,187)
Net periodic benefit	$(506)	$(543)	$(1,012)	$(1,085)

Other Postretirement Benefit Plan

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Interest cost	5	4	9	8
Amortization of prior service credit	(53)	(58)	(105)	(116)
Amortization of net loss	1	2	2	3
Net periodic benefit	$(47)	$(52)	$(94)	$(105)

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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

18. Reportable Segments:
Summarized financial information for the Company’s reportable segments is shown in the following table:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Sales:
Ecoservices	$192,968	$120,741	$347,028	$220,963
Catalyst Technologies(1)	32,204	26,215	57,858	52,617
Eliminations(2)	—	(4)	—	(4)
Total	$225,172	$146,952	$404,886	$273,576

Adjusted EBITDA:(2)
Ecoservices	$59,984	$40,450	$109,325	$73,452
Catalyst Technologies(3)	21,429	20,714	38,404	39,183
Unallocated corporate expenses	(8,522)	(8,481)	(15,598)	(17,648)
Total	$72,891	$52,683	$132,131	$94,987

(1)Excludes the Company’s proportionate share of sales from the Zeolyst International and Zeolyst C.V. joint ventures (collectively, the “Zeolyst Joint Venture”) accounted for using the equity method (see Note 11 to these condensed consolidated financial statements for further information). The proportionate share of sales is $35,906 and $64,883 for the three and six months ended June 30, 2022, respectively. The proportionate share of sales is $33,186 and $62,164 for the three and six months ended June 30, 2021, respectively.
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
(3)The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $14,128 for the three months ended June 30, 2022, which includes $8,526 of equity in net income plus $1,600 of amortization of investment in affiliate step-up and $4,001 of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $25,602 for the six months ended June 30, 2022, which includes $14,313 of equity in net income plus $3,201 of amortization of investment in affiliate step-up and $8,087 of joint venture depreciation, amortization and interest.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

A reconciliation of net income (loss) to Ecovyst to Adjusted EBITDA is as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Reconciliation of net income (loss) from continuing operations to Adjusted EBITDA
Net income (loss) from continuing operations	$19,245	$(7,870)	$27,120	$(10,618)
Provision for income taxes	7,297	7,694	13,017	2,504
Interest expense, net	8,888	8,741	17,338	19,197
Depreciation and amortization	19,658	19,985	39,204	39,485
EBITDA	55,088	28,550	96,679	50,568
Joint venture depreciation, amortization and interest	4,001	3,656	8,087	7,300
Amortization of investment in affiliate step-up	1,601	1,620	3,201	3,278
Debt extinguishment costs	—	11,717	—	11,717
Net loss on asset disposals	573	1,601	706	2,379
Foreign exchange losses (gains)	502	(1,219)	1,148	3,882
LIFO expense (benefit)	187	(450)	432	(703)
Transaction and other related costs	790	610	5,070	1,083
Equity-based compensation	5,385	6,339	12,679	12,644
Restructuring, integration and business optimization expenses	4,746	71	5,098	2,330
Defined benefit pension plan benefit	(553)	(595)	(1,106)	(1,190)
Other	571	783	137	1,699
Adjusted EBITDA	$72,891	$52,683	$132,131	$94,987

19. Stock-Based Compensation:
The Company has an equity incentive plan under which it grants common stock awards to employees, directors and affiliates of the Company. At June 30, 2022, 9,327,270 shares of common stock were available for issuance under the plan. The Company settles these awards through the issuance of new shares.
Restricted Stock Units and Performance Stock Units
Restricted Stock Units
During the six months ended June 30, 2022, the Company granted 2,750,234 restricted stock units under its equity incentive plan. Each restricted stock unit provides the recipient with the right to receive a share of common stock subject to graded vesting terms based on service, which for the awards granted during the six months ended June 30, 2022, generally requires approximately one year of service for members of the Company’s board of directors and approximately three years of service for employees. The awards granted during the six months ended June 30, 2022 also included a special grant for certain employees based on service which cliff vests on July 1, 2023. The value of the restricted stock units granted during the six months ended June 30, 2022 was based on the average of the high and low trading prices of the Company’s common stock on the NYSE on the preceding trading day, in accordance with the Company’s policy for valuing such awards. Compensation expense related to the restricted stock units is recognized on a straight-line basis over the respective vesting period.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

Performance Stock Units
2022 Grants
During the six months ended June 30, 2022, the Company granted 295,132 performance stock units (at target) under its equity incentive plan. The performance stock units granted during the six months ended June 30, 2022 provide the recipients with the right to receive shares of common stock dependent on the achievement of a total shareholder return (“TSR”) goal, and are generally subject to the provision of service through the vesting date of the award. The performance period for the TSR goal is measured based on a three-year performance period from January 1, 2022 through December 31, 2024. The TSR goal is based on the Company’s actual TSR percentage increase over the performance period. Depending on the Company’s performance relative to the TSR goal, each performance stock unit award recipient is eligible to receive a percentage of the target number of shares granted to the recipient, ranging from zero to 200%. The performance stock units, to the extent earned, will vest on the date the Company’s compensation and governance committee certifies the achievement of the performance metric for the three-year period ending December 31, 2024, which will occur subsequent to the end of the performance period and after the Company files its annual consolidated financial statements for the year ending December 31, 2024.
The TSR goal is considered a market condition as opposed to a vesting condition. Because a market condition is not considered a vesting condition, it is reflected in the grant date fair value of the award and the associated compensation cost based on the fair value of the award is recognized over the performance period, regardless of whether the Company actually achieves the market condition or the level of achievement, as long as service is provided by the recipient. The Company used a Monte Carlo simulation to estimate the $8.82 weighted average fair value of the awards granted during the six months ended June 30, 2022, with the following weighted average assumptions:

Expected dividend yield	—%
Risk-free interest rate	1.51%
Expected volatility	44.51%
Expected term (in years)	2.91

2019 Grants
During the six months ended June 30, 2022, the Compensation Committee of the Company’s Board certified the achievement of the performance metrics for the three-year period ended December 31, 2021, related to the performance stock units granted during the year ended December 31, 2019. These awards provided the recipients with the right to receive shares of common stock dependent on the achievement of two Company-specific financial performance targets and the provision of service through the vesting date, with each award holder eligible to earn a percentage of the target number of shares granted to the holder, ranging from zero to 200%. The awards vested during the six months ended June 30, 2022 at 100% of target.
Award Activity
The following table summarizes the activity for the Company’s restricted stock units and performance stock units for the six months ended June 30, 2022:

	Restricted Stock Units		Performance Stock Units
	Number of Units	Weighted Average Grant Date Fair Value (per share)	Number of Units	Weighted Average Grant Date Fair Value (per share)
Nonvested as of December 31, 2021	2,507,421	$15.68	1,117,555	$16.91
Granted	2,750,234	$10.28	295,132	$8.82
Vested	(1,325,654)	$15.67	(496,442)	$15.41
Forfeited	(945,212)	$12.64	(165,807)	$12.46
Nonvested as of June 30, 2022	2,986,789	$11.68	750,438	$15.70

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

Stock-Based Compensation Expense
For the three months ended June 30, 2022 and 2021, stock-based compensation expense for the Company was $5,385 and $6,339, respectively. The associated income tax benefit recognized in the statements of income for the three months ended June 30, 2022 and 2021 was $1,321 and $1,552, respectively.
For the six months ended June 30, 2022 and 2021, stock-based compensation expense for the Company was $12,679 and $12,644, respectively. The associated income tax benefit recognized in the statements of income for the six months ended June 30, 2022 and 2021 was $3,109 and $3,095, respectively.
As of June 30, 2022, unrecognized compensation cost was $28,229 for restricted stock units and $4,353 for performance stock units considered probable of vesting. The weighted-average period over which these costs are expected to be recognized at June 30, 2022 was 1.70 years for the restricted stock units and 1.72 years for the performance stock units. Activity related to the Company’s stock options and restricted stock awards was not material for the six months ended June 30, 2022.
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
The reconciliation from basic to diluted weighted average shares outstanding is as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Weighted average shares outstanding – Basic	138,035,764	136,095,060	137,876,185	136,072,165
Dilutive effect of unvested common shares and restricted stock units with service conditions, performance stock units considered probable of vesting and assumed stock option exercises and conversions	1,113,796	—	1,299,474	—
Weighted average shares outstanding – Diluted	139,149,560	136,095,060	139,175,659	136,072,165

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

Basic and diluted income (loss) per share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Income (loss) from continuing operations attributable to Ecovyst Inc.	$19,245	$(7,870)	$27,120	$(10,618)
Income (loss) from discontinued operations attributable to Ecovyst Inc.	—	6,380	—	(83,507)
Net income (loss) attributable to Ecovyst Inc.	$19,245	$(1,490)	$27,120	$(94,125)

Denominator:
Weighted average shares outstanding – Basic	138,035,764	136,095,060	137,876,185	136,072,165
Weighted average shares outstanding – Diluted	139,149,560	136,095,060	139,175,659	136,072,165

Net income (loss) per share:
Basic income (loss) per share - continuing operations	$0.14	$(0.06)	$0.20	$(0.08)
Diluted income (loss) per share - continuing operations	$0.14	$(0.06)	$0.19	$(0.08)
Basic loss per share - discontinued operations	$—	$0.05	$—	$(0.61)
Diluted loss per share - discontinued operations	$—	$0.05	$—	$(0.61)
Basic income (loss) per share	$0.14	$(0.01)	$0.20	$(0.69)
Diluted income (loss) per share	$0.14	$(0.01)	$0.19	$(0.69)
The table below presents the details of the Company’s weighted average equity-based awards outstanding during each respective period that were excluded from the calculation of diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Restricted stock awards with performance only targets not yet achieved	603,993	846,715	608,921	864,946
Stock options with performance only targets not yet achieved	321,368	376,812	324,014	376,812
Anti-dilutive restricted stock awards, restricted stock units and performance stock units	821,278	—	—	—
Anti-dilutive stock options	807,301	—	807,301	—

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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

21. Supplemental Cash Flow Information:
With the exception of operating leases, the following table presents supplemental cash flow information for the consolidated Company:

	Six months ended June 30,
	2022	2021
Cash paid during the period for:
Income taxes, net of refunds	$19,843	$12,269
Interest(1)	15,818	28,794
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the period end	2,943	9,230
Non-cash financing activity:
Accrued share repurchases (Note 6)	1,715	—
Right-of-use assets obtained in exchange for new lease liabilities (non-cash):
Operating leases	4,370	5,933

(1)Cash paid for interest is shown net of capitalized interest for the periods presented and excludes $2,307 of net interest proceeds on swaps designated as net investment hedges for the six months ended June 30, 2021, which are included within cash flows from investing activities, discontinued operations in the Company’s condensed consolidated statements of cash flows.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets as of June 30, 2022 and 2021 to the total of the same amounts shown in the condensed consolidated statements of cash flows for the six months then ended:

	June 30,
	2022	2021
Cash and cash equivalents	$151,228	$55,757
Restricted cash included in prepaid and other current assets	—	1,651
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$151,228	$57,408

22. Subsequent Events:
In July 2022, the Company repurchased 1,077,640 shares on the open market at an average price of $9.77, for a total of $10,553 as part of the approved stock repurchase program. See Note 6 to these condensed consolidated financial statements for further information.
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
•if we are unable to manage the current and future inflationary environment and to pass on increases in raw material prices, including natural gas, or labor costs to our customers or to retain or replace our key suppliers, our results of operations and cash flows may be negatively affected;
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
•production and distribution of our products could be disrupted for a variety of reasons, including as a result of supply chain constraints, and such disruptions could expose us to significant losses or liabilities;
•the insurance that we maintain may not fully cover all potential exposures;
•we could be subject to damages based on claims brought against us by our customers or lose customers as a result of the failure of our products to meet certain quality specifications;
•our failure to protect our intellectual property and infringement on the intellectual property rights of third parties;
•disruption, failure or cyber security breaches affecting or targeting computers and infrastructure used by us or our business partners may adversely impact our business and operations
•the impact of the ongoing COVID-19 pandemic on the global economy and financial markets, as well as on our business and our suppliers, and the response of governments and of our company to the outbreak, including variants of the virus and associated containment, remediation and vaccination efforts; and
•other factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by “Item 1A, Risk Factors” in our quarterly report on Form 10-Q for the quarter ended March 31, 2022, as updated in “Item 1A, Risk Factors” in our quarterly report on Form 10-Q for the quarter ended June 30, 2022.
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
Catalyst Technologies: We are a global supplier of finished silica catalysts and catalyst supports necessary to produce high strength and high stiffness plastics used in packaging films, bottles, containers, and other molded applications. This segment includes our 50% interest in the Zeolyst Joint Venture, where we are a leading global supplier of zeolites used for catalysts that help produce renewable fuels, remove nitrogen oxides from diesel engine emissions as well as sulfur from fuels during the refining process.
Impact of Russia’s invasion of Ukraine on our Business and Results
We are continuing to monitor the developments in Russia and Ukraine, as well as the related economic sanctions and export controls imposed on certain industry sectors. Although the current conflict may create global economic and political uncertainties and potential supply chain disruptions, we do not believe we have significant exposure in those countries. We have no operations in Russia or Ukraine. We had no sales to customers in Ukraine and our sales to a customer in Russia were immaterial for the six months ended June 30, 2022 and 2021, respectively. We also did not make any purchases from suppliers in Russia or Ukraine. As Russia’s invasion of Ukraine continues to unfold, we will continue to monitor compliance with sanctions imposed by the U.S. government and other countries.

Stock Repurchase Program
In April 2022, our Board of Directors approved and announced a new stock repurchase program authorizing the repurchase of up to $450 million of the Company’s outstanding common stock over the next four years. This program is expected to be funded using cash on hand and cash generated from operations. We primarily expect to conduct the repurchase program through negotiated transactions with the Company’s equity sponsors, as well as through open market repurchases or other means, including through Rule 10b-18 trading plans or through the use of other techniques such as accelerated share repurchases. The actual timing, number and nature of shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be amended, suspended or discontinued at any time at our discretion.
From the announcement date of the program through June 30, 2022, the Company repurchased 893,123 shares on the open market at an average price of $9.88 per share, for a total of $8.8 million, of which $1.7 million was accrued as of June 30, 2022. As of June 30, 2022, $441.2 million was available for additional share repurchases under the program.
In July 2022, the Company repurchased 1,077,640 shares on the open market at an average price of $9.77, for a total of $10.6 million as part of the approved stock repurchase program, which reduced availability for additional share repurchases under the program to $430.6 million.

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
Key Factors and Trends Affecting Operating Results and Financial Condition
Sales
Overall, our Ecoservices and Catalyst Technologies segments' sales have grown despite delays in shipments from supply chain constraints. Demand for our products continued to grow from the lows experienced due to the impact of the COVID-19 global pandemic and extreme weather experienced in the Gulf region in 2021. Polyethylene demand has remained strong, driven by the growing consumer demand for stronger and lighter weighted plastics. Higher refinery utilization rates increased catalyst demand for both traditional and renewable fuels on the continued recovery in vehicle miles driven. Tightening gasoline standards and growing demand for premium grade gasoline to power fuel efficient engines has supported high alkylation utilization rates. Virgin sulfuric acid has benefited from strong mining for metals and minerals which provide conductivity in low carbon technologies, as well as strong demand from numerous industrial segments producing construction, auto, and packaging materials.
Sales in our Ecoservices and Catalyst Technologies segments are made on both a purchase order basis and pursuant to long-term contracts.

Our Catalyst Technologies segment may experience demand fluctuations based upon the timing of some of our customer’s fixed bed catalyst replacements.
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
Foreign Currency
As a global business, we are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. We operate in various geographies with approximately 5% of our sales for the six months ended June 30, 2022 and 6% for the year ended December 31, 2021 in currencies other than the U.S. dollar. Because our consolidated financial results are reported in U.S. dollars, sales or earnings generated in currencies other than the U.S. dollar can result in a significant increase or decrease in the amount of those sales and earnings when translated to U.S. dollars. The foreign currency to which we have the most significant exchange rate exposure is the British pound.

Results of Operations
Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Highlights
The following is a summary of our financial performance for the three months ended June 30, 2022 compared with the three months ended June 30, 2021.
Sales
•Sales increased $78.2 million to $225.2 million. The increase in sales was primarily due to higher sales volumes and higher average selling prices, including the favorable pass-through of sulfur pricing.
Gross Profit
•Gross profit increased $21.4 million to $59.9 million. The increase in gross profit was primarily due to higher sales volumes and favorable pricing, partially offset by higher manufacturing costs.
Operating Income
•Operating income increased by $15.8 million to $27.4 million. The increase in operating income was due to an increase in gross profit, which was partially offset by higher other operating expenses.
Equity in Net Income of Affiliated Companies
•Equity in net income of affiliated companies for the three months ended June 30, 2022 was $8.5 million, compared to $6.8 million for the three months ended June 30, 2021. The increase of $1.7 million was due to higher earnings generated by the Zeolyst Joint Venture for the three months ended June 30, 2022, driven by higher sales within the joint venture.

The following is our unaudited condensed consolidated statements of income and a summary of financial results for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,		Change
	2022	2021	$	%
	(in millions, except percentages)
Sales	$225.2	$147.0	$78.2	53.2%
Cost of goods sold	165.3	108.5	56.8	52.4%
Gross profit	59.9	38.5	21.4	55.6%
Gross profit margin	26.6%	26.2%
Selling, general and administrative expenses	22.8	21.9	0.9	4.1%
Other operating expense, net	9.7	5.0	4.7	94.0%
Operating income	27.4	11.6	15.8	136.2%
Operating income margin	12.2%	7.9%
Equity in net (income) from affiliated companies	(8.5)	(6.8)	(1.7)	25.0%
Interest expense, net	8.9	8.7	0.2	2.3%
Debt extinguishment costs	—	11.7	(11.7)	(100.0)%
Other expense (income), net	0.5	(1.8)	2.3	(127.8)%
Income (loss) before income taxes and noncontrolling interest	26.5	(0.2)	26.7	NM
Provision for income taxes	7.3	7.7	(0.4)	(5.2)%
Effective tax rate	27.5%	(4,371.6)%
Net income (loss) from continuing operations	19.2	(7.9)	27.1	(343.0)%
Net income from discontinued operations, net of tax	—	6.5	(6.5)	(100.0)%
Net income (loss)	19.2	(1.4)	20.6	NM
Less: Net income attributable to the noncontrolling interest—discontinued operations	—	0.1	(0.1)	(100.0)%
Net income (loss) attributable to Ecovyst Inc.	$19.2	$(1.5)	$20.7	NM
Sales

	Three months ended June 30,		Change
	2022	2021	$	%
	(in millions, except percentages)
Sales:
Ecoservices	$193.0	$120.8	$72.2	59.8%
Catalyst Technologies	32.2	26.2	6.0	22.9%
Total sales	$225.2	$147.0	$78.2	53.2%

Ecoservices: Sales in Ecoservices for the three months ended June 30, 2022 were $193.0 million, an increase of $72.2 million, or 59.8%, compared to sales of $120.8 million for the three months ended June 30, 2021. The increase in sales was due to higher average selling prices of $56.0 million and an increase in volumes of $16.2 million.
Higher average selling prices were primarily a result of the pass-through of higher sulfur costs of $36.6 million within our virgin sulfuric acid product group and the pass-through of other raw material costs within our regenerations services product group. The increase in volumes was primarily driven by strong demand for virgin sulfuric acid and regeneration services.
Catalyst Technologies: Sales in Catalyst Technologies for the three months ended June 30, 2022 were $32.2 million, an increase of $6.0 million, or 22.9%, compared to sales of $26.2 million for the three months ended June 30, 2021. The increase in sales was due to an increase in volumes of $3.4 million, driven by demand for our polyethylene catalysts, and an increase in price of $3.5 million, primarily driven by price increases implemented late in 2021.

Gross Profit
Gross profit for the three months ended June 30, 2022 was $59.9 million, an increase of $21.4 million, or 55.6%, compared with $38.5 million for the three months ended June 30, 2021. The increase in gross profit was due to higher sales volumes of $14.6 million, favorable customer pricing of $96.1 million, which was partially offset by unfavorable manufacturing costs of $87.2 million and product mix of $2.1 million.
The favorable change in volumes was a result of increased demand for our high-margin polyethylene catalysts, virgin sulfuric acid, and regeneration services. Favorable customer pricing was primarily driven by increased prices to cover rising variable costs, including the pass-through of sulfur, labor index and energy costs within our Ecoservices business. The increase in manufacturing costs was a result of higher variable costs, maintenance and transportation costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2022 were $22.8 million, an increase of $0.9 million compared with $21.9 million for the three months ended June 30, 2021. The increase in selling, general and administrative expenses was due to an increase in compensation-related expenses. For the three months ended June 30, 2021, selling, general, and administrative expenses included income generated from the transition service agreement entered into as part of the sale of the Performance Materials and Performance Chemicals businesses.
Other Operating Expense, Net
Other operating expense, net for the three months ended June 30, 2022 was $9.7 million, an increase of $4.7 million, compared with $5.0 million for the three months ended June 30, 2021. The increase in other operating expense, net, was a result of severance charges under the contracts associated with former executives incurred in the current period.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the three months ended June 30, 2022 was $8.5 million, compared to $6.8 million for the three months ended June 30, 2021. The increase was primarily due to $1.7 million of higher earnings from the Zeolyst Joint Venture during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase in earnings from the Zeolyst Joint Venture was due to increased demand for our hydrocracking and specialty catalysts.
Interest Expense, Net
Interest expense, net for the three months ended June 30, 2022 was $8.9 million, an increase of $0.2 million, as compared with $8.7 million for the three months ended June 30, 2021. The increase in interest expense, net was primarily due to the year over year increase in variable rate debt, which was partially offset by lower outstanding debt during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
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

Other Expense (Income), Net
Other income, net for the three months ended June 30, 2022 was income of $0.5 million, a decrease of $2.3 million, as compared with income of $1.8 million for the three months ended June 30, 2021. The change in other expense, net primarily consisted of a decrease in foreign currency gains related to the non-permanent intercompany debt denominated in local currency and translated to the U.S. dollar.
Provision for Income Taxes
The provision for income taxes for the three months ended June 30, 2022 was $7.3 million compared to a $7.7 million provision for the three months ended June 30, 2021. The effective income tax rate for the three months ended June 30, 2022 was 27.5% compared to (4,371.6)% for the three months ended June 30, 2021.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended June 30, 2022 was mainly due to state and local taxes, a discrete shortfall tax expense related to stock compensation, and a discrete tax expense associated with the Employee Retention Credit.
Net Income (Loss) Attributable to Ecovyst
For the foregoing reasons and after the effect of the non-controlling interest in earnings of subsidiaries for each period presented, net loss attributable to Ecovyst was $19.2 million for the three months ended June 30, 2022 compared with net income of $1.5 million for the three months ended June 30, 2021.
Adjusted EBITDA
Summarized Segment Adjusted EBITDA information is shown below in the following table:

	Three months ended June 30,		Change
	2022	2021	$	%
	(in millions, except percentages)
Segment Adjusted EBITDA:(1)
Ecoservices	$60.0	$40.5	$19.5	48.1%
Catalyst Technologies(2)	21.4	20.7	0.7	3.4%
Unallocated corporate expenses	(8.5)	(8.5)	—	—%
Total Adjusted EBITDA	$72.9	$52.7	$20.2	38.3%

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
(2)The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment was $14.1 million for the three months ended June 30, 2022, which includes $8.5 million of equity in net income, excluding $1.6 million of amortization of investment in affiliate step-up plus $4.0 million of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment was $12.1 million for the three months ended June 30, 2021, which includes $6.8 million of equity in net income, excluding $1.6 million of amortization of investment in affiliate step-up plus $3.7 million of joint venture depreciation, amortization and interest.
Ecoservices: Adjusted EBITDA for the three months ended June 30, 2022 was $60.0 million, an increase of $19.5 million, or 48.1%, compared with $40.5 million for the three months ended June 30, 2021. The increase in Adjusted EBITDA was a result of favorable regeneration services and virgin sulfuric acid pricing and volumes, offset by higher raw material and operating costs.
Catalyst Technologies: Adjusted EBITDA for the three months ended June 30, 2022 was $21.4 million, an increase of $0.7 million, or 3.4%, compared with $20.7 million for the three months ended June 30, 2021. The slight increase in Adjusted EBITDA was primarily a result of higher sales volumes and higher average selling prices, partially offset by unfavorable product mix and higher production costs.

A reconciliation of net income (loss) from continuing operations to Adjusted EBITDA is as follows:

	Three months ended June 30,
	2022	2021
	(in millions)
Reconciliation of net income (loss) from continuing operations to Adjusted EBITDA
Net income (loss) from continuing operations	$19.2	$(7.9)
Provision for income taxes	7.3	7.7
Interest expense, net	8.9	8.7
Depreciation and amortization	19.7	20.0
EBITDA	55.1	28.5
Joint venture depreciation, amortization and interest(a)	4.0	3.7
Amortization of investment in affiliate step-up(b)	1.6	1.6
Debt extinguishment costs	—	11.7
Net loss on asset disposals(c)	0.6	1.6
Foreign currency exchange loss (gain)(d)	0.5	(1.2)
LIFO expense (benefit)(e)	0.2	(0.5)
Transaction and other related costs(f)	0.8	0.6
Equity-based compensation	5.4	6.3
Restructuring, integration and business optimization expenses(g)	4.7	0.1
Defined benefit pension benefit(h)	(0.6)	(0.6)
Other(i)	0.6	0.9
Adjusted EBITDA	$72.9	$52.7

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

Adjusted Net Income
Summarized adjusted net income (loss) information is shown below in the following table:

	Three months ended June 30,
	2022			2021
	Pre-tax	Tax expense (benefit)	After-tax	Pre-tax	Tax expense (benefit)	After-tax
	(in millions)
Reconciliation of net income (loss) from continuing operations to Adjusted Net Income(1)(2)
Net income (loss) attributable to Ecovyst Inc.	$26.5	$7.3	$19.2	$(0.2)	$7.7	$(7.9)
Amortization of investment in affiliate step-up(b)	1.6	0.4	1.2	1.6	0.4	1.2
Debt extinguishment costs	—	—	—	11.7	3.1	8.6
Net loss on asset disposals(c)	0.6	0.2	0.4	1.6	0.4	1.2
Foreign currency exchange loss (gain)(d)	0.5	0.1	0.4	(1.2)	(0.4)	(0.8)
LIFO expense (benefit)(e)	0.2	—	0.2	(0.5)	(0.1)	(0.4)
Transaction and other related costs(f)	0.8	0.2	0.6	0.6	0.2	0.4
Equity-based compensation	5.4	0.7	4.7	6.3	1.7	4.6
Restructuring, integration and business optimization expenses(g)	4.7	1.2	3.5	0.1	—	0.1
Defined benefit pension plan benefit(h)	(0.6)	—	(0.6)	(0.6)	(0.2)	(0.4)
Other(i)	0.6	0.1	0.5	0.9	0.4	0.5
Adjusted Net Income, including Intraperiod allocation	$40.3	$10.2	$30.1	$20.3	$13.2	$7.1
Intraperiod allocation for restating discontinued operations(3)	—	—	—	—	(7.8)	7.8
Adjusted Net Income	$40.3	$10.2	$30.1	$20.3	$5.4	$14.9

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
The adjustments to net income attributable to Ecovyst Inc. are shown net of applicable tax rates as determined by the calculation of our quarterly tax provision under interim financial reporting for the three months ended June 30, 2022 and June 30, 2021, except for the foreign currency exchange loss, impacts of tax rate changes and the effects of the sale of assets for which the taxes are calculated as discrete items using the applicable statutory income tax rates.

Results of Operations
Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Highlights
The following is a summary of our financial performance for the six months ended June 30, 2022 compared with the six months ended June 30, 2021.
Sales
•Sales increased $131.3 million to $404.9 million. The increase in sales was primarily due to higher sales volumes and higher average selling prices, including the favorable pass-through of sulfur pricing.
Gross Profit
•Gross profit increased $39.0 million to $107.6 million. The increase in gross profit was primarily due to the higher sales volume and favorable pricing, partially offset by higher manufacturing costs.
Operating Income
•Operating income increased by $29.8 million to $43.9 million. The increase in operating income was due to an increase in gross profit, partially offset by higher selling, general, and administrative expenses and other operating expenses.
Equity in Net Income of Affiliated Companies
•Equity in net income of affiliated companies for the six months ended June 30, 2022 was $14.3 million, compared with $12.0 million for the six months ended June 30, 2021. The increase was primarily due to $2.3 million of higher earnings from the Zeolyst Joint Venture during the six months ended June 30, 2022, driven by higher sales within the joint venture.

The following is our unaudited condensed consolidated statements of income and a summary of financial results for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,		Change
	2022	2021	$	%
	(in millions, except percentages)
Sales	$404.9	$273.6	$131.3	48.0%
Cost of goods sold	297.3	205.0	92.3	45.0%
Gross profit	107.6	68.6	39.0	56.9%
Gross profit margin	26.6%	25.1%
Selling, general and administrative expenses	46.3	44.0	2.3	5.2%
Other operating expense, net	17.4	10.5	6.9	65.7%
Operating income	43.9	14.1	29.8	211.3%
Operating income margin	10.8%	5.2%
Equity in net (income) from affiliated companies	(14.3)	(12.0)	(2.3)	19.2%
Interest expense, net	17.3	19.2	(1.9)	(9.9)%
Debt extinguishment costs	—	11.7	(11.7)	(100.0)%
Other expense, net	0.8	3.3	(2.5)	(75.8)%
Income before income taxes and noncontrolling interest	40.1	(8.1)	48.2	(595.1)%
Provision (benefit) for income taxes	13.0	2.5	10.5	420.0%
Effective tax rate	32.4%	(30.9)%
Net income (loss) from continuing operations	27.1	(10.6)	37.7	(355.7)%
Net loss from discontinued operations, net of tax	—	(83.3)	83.3	(100.0)%
Net income (loss)	27.1	(93.9)	121.0	(128.9)%
Less: Net income attributable to the noncontrolling interest—discontinued operations	—	0.3	(0.3)	(100.0)%
Net income (loss) attributable to Ecovyst Inc.	$27.1	$(94.2)	$121.3	(128.8)%

Sales

	Six months ended June 30,		Change
	2022	2021	$	%
Sales:	(in millions, except percentages)
Ecoservices	$347.0	$221.0	$126.0	57.0%
Catalyst Technologies	57.9	52.6	5.3	10.1%
Total sales	$404.9	$273.6	$131.3	48.0%

Ecoservices: Sales in Ecoservices for the six months ended June 30, 2022 were $347.0 million, an increase of $126.0 million, or 57.0%, compared to sales of $221.0 million for the six months ended June 30, 2021. The increase in sales was due to higher average selling price of $93.2 million and an increase in sales volumes of $32.8 million. Higher average selling prices benefited from favorable pricing, including the pass-through of higher freight, labor, and energy indexed costs, as well as the pass-through of higher sulfur costs of $59.6 million. Sales volumes increased in both regeneration services and virgin sulfuric acid which was driven by demand recovery.
Catalyst Technologies: Sales in Catalyst Technologies for the six months ended June 30, 2022 were $57.9 million, an increase of $5.3 million, or 10.1%, compared to sales of $52.6 million for the six months ended June 30, 2021. The increase in sales was driven by price increases implemented late in 2021.

Gross Profit
Gross profit for the six months ended June 30, 2022 was $107.6 million, an increase of $39.0 million, or 56.9%, compared with $68.6 million for the six months ended June 30, 2021. The increase in gross profit was due to favorable volumes of $26.3 million, higher pricing of $158.5 million, partially offset by higher manufacturing costs of $139.9 million and product mix of $5.9 million.
The increase in gross profit was driven by favorable pricing and pass through of higher variable and sulfur costs along with higher volume demand in both the Ecoservices and Catalyst Technologies businesses. Rising inflation costs on raw materials, energy, and transportation primarily drove the higher manufacturing costs that were more than offset in price.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2022 was $46.3 million, an increase of $2.3 million as compared to $44.0 million for the six months ended June 30, 2021. The increase in selling, general and administrative expenses was due to an increase in compensation-related expenses. For the six months ended June 30, 2021, selling, general, and administrative expenses included income generated from the transition service agreement entered into as part of the sale of the Performance Materials and Performance Chemicals businesses.
Other Operating Expense, Net
Other operating expense, net for the six months ended June 30, 2022 was $17.4 million, an increase of $6.9 million, compared with $10.5 million for the six months ended June 30, 2021. The increase in other operating expense, net, was a result of severance charges under the contracts associated with former executives incurred in the current period.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the six months ended June 30, 2022 was $14.3 million, compared to $12.0 million for the six months ended June 30, 2021. The increase was primarily due to $2.3 million of higher earnings from the Zeolyst Joint Venture during the six months ended June 30, 2022.
Interest Expense, Net
Interest expense, net for the six months ended June 30, 2022 was $17.3 million, a decrease of $1.9 million, as compared with $19.2 million for the six months ended June 30, 2021. The decrease in interest expense, net was primarily due to lower debt balances, partially offset by rising variable interest rates.
Debt Extinguishment Costs
Debt extinguishment costs were $11.7 million for the six months ended June 30, 2021.
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
Other Expense, Net
Other expense, net for the six months ended June 30, 2022 was $0.8 million, a decrease of $2.5 million, as compared with income of $3.3 million for the six months ended June 30, 2021. The decrease in other expense, net primarily consisted of smaller foreign currency gain in the current year as compared to the prior year related to the non-permanent intercompany debt denominated in local currency and translated to the U.S. dollar, offset by net periodic benefit for the defined benefit pension and postretirement plans.
Provision (Benefit) for Income Taxes
The provision for income taxes for the six months ended June 30, 2022 was $13.0 million compared to a $2.5 million benefit for the six months ended June 30, 2021. The effective income tax rate for the six months ended June 30, 2022 was 32.4% compared to (30.9)% for the six months ended June 30, 2021.
The Company’s effective income tax rate fluctuates primarily due to GILTI, discrete impacts of the divestiture of the Performance Chemicals business, and tax rate changes.

The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the six months ended June 30, 2022 was mainly due to state and local taxes, a discrete shortfall tax expense related to stock compensation, and a discrete tax expense associated with the Employee Retention Credit.
Net Income (Loss) Attributable to Ecovyst
For the foregoing reasons and after the effect of the non-controlling interest in earnings of subsidiaries for the period ending June 30, 2021, net income attributable to Ecovyst was $27.1 million for the six months ended June 30, 2022 compared with net loss of $94.2 million for the six months ended June 30, 2021.
Adjusted EBITDA
Summarized Adjusted EBITDA information is shown below in the following table:

	Six months ended June 30,		Change
	2022	2021	$	%
	(in millions, except percentages)
Adjusted EBITDA:(1)
Ecoservices	$109.3	$73.5	$35.8	48.7%
Catalyst Technologies(2)	38.4	39.2	(0.8)	(2.0)%
Unallocated corporate expenses	(15.6)	(17.6)	2.0	(11.4)%
Total	$132.1	$95.0	$37.1	39.1%

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
(2)The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $25.6 million for the six months ended June 30, 2022, which includes $14.3 million of equity in net income, excluding $3.2 million of amortization of investment in affiliate step-up plus $8.1 million of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $22.6 million for the six months ended June 30, 2021, which includes $12.0 million of equity in net income, excluding $3.3 million of amortization of investment in affiliate step-up plus $7.3 million of joint venture depreciation, amortization and interest.
Ecoservices: Adjusted EBITDA for the six months ended June 30, 2022 was $109.3 million, an increase of $35.8 million, or 48.7%, compared with $73.5 million for the six months ended June 30, 2021. The increase in Adjusted EBITDA was a result of higher volumes, favorable pricing covering rising input costs, including the pass-through of higher sulfur costs, higher raw material and maintenance costs.
Catalyst Technologies: Adjusted EBITDA for the six months ended June 30, 2022 was $38.4 million, a decrease of $0.8 million, or 2.0%, compared with $39.2 million for the six months ended June 30, 2021. The slight decrease in Adjusted EBITDA was due to unfavorable product mix, as well as higher input and energy production costs, partially offset by higher sales volumes and price increases.

A reconciliation of net income (loss) from continuing operations to Adjusted EBITDA is as follows:

	Six months ended June 30,
	2022	2021
	(in millions)
Reconciliation of net income (loss) from continuing operations to Adjusted EBITDA
Net income (loss) from continuing operations	$27.1	$(10.6)
Provision for income taxes	13.0	2.5
Interest expense, net	17.3	19.2
Depreciation and amortization	39.2	39.5
EBITDA	96.6	50.6
Joint venture depreciation, amortization and interest(a)	8.1	7.3
Amortization of investment in affiliate step-up(b)	3.2	3.3
Debt extinguishment costs	—	11.7
Net loss on asset disposals(c)	0.7	2.4
Foreign currency exchange loss(d)	1.1	3.9
LIFO expense (benefit)(e)	0.4	(0.7)
Transaction and other related costs(f)	5.1	1.1
Equity-based compensation	12.7	12.6
Restructuring, integration and business optimization expenses(g)	5.1	2.3
Defined benefit pension plan benefit(h)	(1.1)	(1.2)
Other(i)	0.2	1.7
Adjusted EBITDA	$132.1	$95.0

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

Adjusted Net Income
Summarized adjusted net income information is shown below in the following table:

	Six months ended June 30,
	2022			2021
	Pre-tax	Tax expense (benefit)	After-tax	Pre-tax	Tax expense (benefit)	After-tax
	(in millions)
Reconciliation of net income (loss) from continuing operations to Adjusted Net Income(1)(2)
Net income (loss) attributable to Ecovyst Inc.	$40.1	$13.0	$27.1	$(8.1)	$2.5	$(10.6)
Amortization of investment in affiliate step-up(b)	3.2	0.8	2.4	3.3	0.9	2.4
Debt extinguishment costs	—	—	—	11.7	3.1	8.6
Net loss on asset disposals(c)	0.7	0.2	0.5	2.4	0.7	1.7
Foreign currency exchange loss(d)	1.1	0.2	0.9	3.9	1.1	2.8
LIFO expense (benefit)(e)	0.4	0.1	0.3	(0.7)	(0.2)	(0.5)
Transaction and other related costs(f)	5.1	1.2	3.9	1.1	0.3	0.8
Equity-based compensation(3)	12.7	0.4	12.3	12.6	3.5	9.1
Restructuring, integration and business optimization expenses(g)	5.1	1.3	3.8	2.3	0.6	1.7
Defined benefit pension plan benefit(h)	(1.1)	(0.2)	(0.9)	(1.2)	(0.3)	(0.9)
Other(i)	0.2	—	0.2	1.7	0.5	1.2
Adjusted Net Income, including Intraperiod allocation	$67.5	$17.0	$50.5	$29.0	$12.7	$16.3
Intraperiod allocation for restating discontinued operations(4)	—	—	—	—	(4.8)	4.8
Adjusted Net Income	$67.5	$17.0	$50.5	$29.0	$7.9	$21.1

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
(3)Includes tax adjustments for the shortfall in stock compensation.
(4)Due to the sale of the Performance Chemicals business, the tax rates used to value deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) needs to be adjusted. Given it is a direct result of the sale of discontinued operations and the need to adjust the tax rates arose because of discontinued operations, the impact of revaluing the reporting entity’s DTAs and DTLs are reflected in continuing operations.
The adjustments to net income attributable to Ecovyst Inc. are shown net of applicable tax rates of 26.0% and 27.7% for the six months ended June 30, 2022 and 2021, respectively, except for the foreign currency exchange loss, equity-based compensation, transactions and other related costs, and discrete impacts of the divestiture of the Performance Chemicals business.

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
We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our asset based lending revolving credit facility, will be sufficient to meet our presently anticipated future cash needs for at least the next twelve months. We may also pursue strategic acquisition or divestiture opportunities, which may impact our future cash requirements. We may, from time to time, increase borrowings under our asset based lending revolving credit facility to meet our future cash needs. As of June 30, 2022, we had cash and cash equivalents of $151.2 million and availability of $84.8 million under our asset based lending revolving credit facility, after giving effect to $8.3 million of outstanding letters of credit, for a total available liquidity of $236.0 million. We did not have any revolving credit facility borrowings as of June 30, 2022. As of June 30, 2022, we were in compliance with all covenants under our debt agreements.
We held an immaterial balance of cash and cash equivalents in foreign jurisdictions as of June 30, 2022. We continue to repatriate cash held outside of the United States from certain foreign subsidiaries in order to meet domestic liquidity needs. Depending on domestic and foreign cash balances, we have certain flexibility to repatriate funds in order to meet those needs. Specifically, we have an intercompany loan structure in place with foreign subsidiaries that allows us to repatriate foreign cash in a tax efficient manner from those subsidiaries. Repatriation of foreign cash is generally not subject to U.S. federal income taxes at the time of cash distribution. However, foreign earnings may still be taxed for state income tax purposes, as well as subject to certain foreign withholding tax obligations, when cash amounts are distributed back to the U.S.
Our liquidity requirements include interest payments related to our debt structure. As reported, our cash interest paid for the six months ended June 30, 2022 and 2021 was approximately $15.8 million and $28.8 million, respectively. Before any impact of hedges, a one percent change in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $8.9 million on interest expense. We hedge the interest rate fluctuations on debt obligations through interest rate cap agreements. As of June 30, 2022, we had interest rate caps on $500.0 million of notional variable-rate debt with a cap rate of 0.84% through July 2022, $400.0 million of notional variable-rate debt with a cap rate of 1.00% through August 2023, $250.0 million of notional variable-rate debt with a cap rate of 1.00% through October 2024, and $250.0 million of notional variable-rate debt with a cap rate of 1.00% through October 2025.
The Company’s off-balance sheet arrangements include $8.3 million of outstanding letters of credit on our ABL Facility as of June 30, 2022.

Cash Flow

	Six months ended June 30,
	2022	2021
	(in millions)
Continuing Operations
Net cash provided by (used in):
Operating activities	$52.8	$37.2
Investing activities	(29.5)	(70.0)
Financing activities	(11.9)	(5.0)
Discontinued Operations
Net cash provided by (used in):
Operating activities	—	12.1
Investing activities	—	(32.0)
Financing activities	—	(1.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.1)	(3.3)
Net change in cash, cash equivalents and restricted cash	10.3	(62.1)
Cash, cash equivalents and restricted cash at beginning of period	140.9	137.2
Cash, cash equivalents and restricted cash at end of period	151.2	75.1
Less: cash, cash equivalents and restricted cash of discontinued operations	—	(17.6)
Cash, cash equivalents and restricted cash at end of period of continuing operations	$151.2	$57.4

	Six months ended June 30,
	2022	2021
	(in millions)
Continuing Operations
Net income	$27.1	$(10.6)
Non-cash and non-working capital related activities(1)	81.8	67.4
Changes in working capital	(51.7)	(15.2)
Other operating activities	(4.4)	(4.4)
Net cash provided by operating activities, continuing operations	$52.8	$37.2

(1)Includes depreciation, amortization, amortization of deferred financing costs and original issue discount, foreign currency exchange gains and losses, deferred income tax provision (benefit), net (gains) losses on asset disposals, stock compensation expense and equity in net income and dividends received from affiliated companies.

	Six months ended June 30,
	2022	2021
	(in millions)
Continuing Operations
Working capital changes that provided (used) cash:
Receivables	$(33.2)	$(18.4)
Inventories	(3.1)	5.5
Prepaids and other current assets	—	(1.8)
Accounts payable	9.7	2.6
Accrued liabilities	(25.1)	(3.1)
	$(51.7)	$(15.2)

	Six months ended June 30,
	2022	2021
	(in millions)
Continuing Operations
Purchases of property, plant and equipment	$(25.8)	$(28.0)
Payments for business divestiture	(3.7)	—
Business combinations, net of cash acquired	—	(42.0)
Net cash used in investing activities, continuing operations	$(29.5)	$(70.0)

	Six months ended June 30,
	2022	2021
	(in millions)
Continuing Operations
Net cash borrowings (repayments) on debt obligations	$(4.5)	$(3.5)
Repurchases of common shares	(7.1)	—
Tax withholdings on equity award vesting	(0.3)	(1.5)
Net cash used in financing activities, continuing operations	$(11.9)	$(5.0)

The following discussions related to our cash flows are presented on a continuing operations basis, which excludes the cash flows from our Performance Materials and Performance Chemicals businesses accounted for as discontinued operations during the six months ended June 30, 2021.
Net cash provided by operating activities was $52.8 million for the six months ended June 30, 2022, compared to $37.2 million provided for the six months ended June 30, 2021. Cash generated by operating activities, other than changes in working capital, was higher during the six months ended June 30, 2022 by $52.2 million compared to the same period in the prior year. The change in working capital during the six months ended June 30, 2022 was unfavorable compared to the six months ended June 30, 2021. Cash used to fund working capital was $51.7 million and $15.2 million for the six months ended June 30, 2022 and 2021, respectively.
The increase in cash generated by operating activities, other than changes in working capital, was higher by $52.2 million as compared to the prior year period primarily due to an increase in operating profit and an increase in dividends received from affiliated companies. Prior year cash generated by operating activities includes debt extinguishment costs.
The decrease in cash from working capital of $36.5 million as compared to the prior year was primarily due to unfavorable changes in accounts receivable, inventories, and accrued liabilities which were partially offset by favorable changes in accounts payable and prepaids and other current assets.
The unfavorable change in accounts receivable was driven by the timing of sales as well as increased sales volume. The unfavorable change in inventory was due to the inflation costs on raw materials and finished goods, where as cash provided in prior period was due to the timing of sales orders and inventory build. The favorable change in accounts payable is due to the timing of vendor payments as well as lower capital spending. The unfavorable change in accrued liabilities relates to changes in various expense accruals.
Net cash used in investing activities was $29.5 million for the six months ended June 30, 2022, compared to cash used of $70.0 million during the same period in 2021. Cash used in investing activities consisted of utilizing $25.8 million and $28.0 million to fund capital expenditures during the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2021, we acquired Chem32, LLC for $42.0 million. During the six months ended June 30, 2022, we made an additional payment related to our divestiture of our Performance Chemicals business representing the final adjustments to the sale price of $3.7 million.
Net cash used in financing activities was $11.9 million for the six months ended June 30, 2022, compared to net cash used of $5.0 million during the same period in 2021. Net cash used in financing activities was primarily driven by $4.5 million of debt repayment charges and repurchases of common stock of $7.1 million for the six months ended June 30, 2022.

Debt

	June 30, 2022	December 31, 2021
	(in millions)
Senior Secured Term Loan Facility due June 2028	$891.0	$895.5
ABL Facility	—	—
Total debt	891.0	895.5
Original issue discount	(8.1)	(8.8)
Deferred financing costs	(4.5)	(4.9)
Total debt, net of original issue discount and deferred financing costs	878.4	881.8
Less: current portion	(9.0)	(9.0)
Total long-term debt, excluding current portion	$869.4	$872.8

As of June 30, 2022, our total debt was $891.0 million, excluding the original issue discount of $8.1 million and deferred financing fees of $4.5 million for our senior secured credit facilities. Our net debt as of June 30, 2022 was $739.8 million, including cash and cash equivalents of $151.2 million. We may seek, subject to market conditions and other factors, opportunities to repurchase, refinance or otherwise reprice our debt.
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

	Six months ended June 30,
	2022	2021
	(in millions)
Maintenance capital expenditures	$18.5	$19.7
Growth capital expenditures	3.6	4.1
Total capital expenditures	$22.1	$23.8

Capital expenditures remained at a level sufficient for required maintenance and certain expansion growth initiatives during these periods. Maintenance capital expenditures were lower in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to lower turnaround expenditures. Growth capital expenditures were lower in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, due to the completion of several expansion projects in 2021.

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
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2022 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS.
“Item 1A, Risk Factors” in our Annual Report on Form 10-K, as supplemented by “Item 1A, Risk Factors” in our quarterly report on Form 10-Q for the quarter ended March 31, 2022, which we refer to as the First Quarter Form 10-Q, includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K, as supplemented by our First Quarter Form 10-Q. The effects of the events and circumstances described in the following risk factor may have the additional effect of heightening many of the risks noted in our Annual Report on Form 10-K, as supplemented by our First Quarter Form 10-Q. Except as presented below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K, as supplemented by our First Quarter Form 10-Q.
Unfavorable global economic conditions could adversely affect our business, financial condition, and results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global economy has experienced extreme volatility and disruptions, including significant volatility in commodity and market prices, including increasing energy prices, volatility in sulfur prices, declines in consumer confidence, declines in economic growth, supply chain interruptions, uncertainty about economic stability and record inflation globally. Unfavorable economic conditions could result in a variety of risks to our business, including demand and pricing for our products and difficulty in forecasting our financial results. A weak or declining economy also could strain our suppliers, possibly resulting in supply chain disruptions. In addition, inflation has increased our costs, which could impact our profitability. These and other economic factors could adversely impact our business and results of operations.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table contains information about purchases of our common stock during the second quarter of 2022:

	Total Number of Shares of Common Stock Purchased		Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Dollar Value) of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in thousands)

April 1, 2022 - April 30, 2022	—		$—	—	$450,000
May 1, 2022 - May 31, 2022	—		$—	—	$450,000
June 1, 2022 - June 30, 2022	893,123	(1)	$9.88	893,123	$441,158
Total	893,123

(1)In April 2022, our Board of Directors approved and announced a new stock repurchase program authorizing the repurchase of up to $450 million of the Company’s outstanding common stock over the next four years. This program is expected to be funded using cash on hand and cash generated from operations. We primarily expect to conduct the repurchase program through negotiated transactions with the Company’s equity sponsors, as well as through open market repurchases or other means, including through Rule 10b-18 trading plans or through the use of other techniques such as accelerated share repurchases. The actual timing, number and nature of shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be amended, suspended or discontinued at any time at our discretion.
During the three months ended June 30, 2022, the Company repurchased 893,123 shares on the open market at an average price of $9.88 per share, for a total of $8.8 million. As of June 30, 2022, $441.2 million was available for additional share repurchases under the program.

In July 2022, the Company repurchased 1,077,640 shares on the open market at an average price of $9.77, for a total of $10.6 million as part of the approved stock repurchase program, which reduced availability for additional share repurchases under the program to $430.6 million.
(2)Excludes brokerage commissions and other costs of execution.

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
101
The following materials from the Quarterly Report on Form 10-Q of Ecovyst Inc. for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags

104	The cover page from the Quarterly Report on Form 10-Q of Ecovyst Inc. for the quarter ended June 30, 2022, formatted in Inline XBRL and included as Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecovyst Inc.

Date:	August 1, 2022	By:	/s/ MICHAEL FEEHAN
Michael Feehan
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)