Form 10-Q
period 2022-09-30
Ecovyst Inc.
filed 2022-11-04
CIK 1708035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of October 31, 2022 was 130,253,152.

Ecovyst Inc.

INDEX—FORM 10-Q
September 30, 2022

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sales	$232,533	$167,428	$637,419	$441,004
Cost of goods sold	164,864	113,784	462,156	318,768
Gross profit	67,669	53,644	175,263	122,236
Selling, general and administrative expenses	21,460	24,836	67,779	68,822
Other operating expense, net	7,673	6,314	25,101	16,786
Operating income	38,536	22,494	82,383	36,628
Equity in net (income) from affiliated companies	(3,169)	(8,758)	(17,422)	(20,723)
Interest expense, net	9,542	9,005	26,880	28,202
Debt extinguishment costs	—	15,185	—	26,902
Other expense (income), net	1,872	(218)	2,497	3,081
Income (loss) from continuing operations before income taxes and noncontrolling interest	30,291	7,280	70,428	(834)
Provision for income taxes	8,966	2,591	21,983	5,095
Net income (loss) from continuing operations	21,325	4,689	48,445	(5,929)
Net loss from discontinued operations, net of tax	—	(75,872)	—	(159,122)
Net income (loss)	21,325	(71,183)	48,445	(165,051)
Less: Net income attributable to the noncontrolling interest—discontinued operations	—	76	—	333
Net income (loss) attributable to Ecovyst Inc.	$21,325	$(71,259)	$48,445	$(165,384)

Income (loss) from continuing operations attributable to Ecovyst Inc.	$21,325	$4,689	$48,445	$(5,929)
Loss from discontinued operations attributable to Ecovyst Inc.	—	(75,948)	—	(159,455)
Net income (loss) attributable to Ecovyst Inc.	$21,325	$(71,259)	$48,445	$(165,384)

Net income (loss) per share:
Basic income (loss) per share—continuing operations	$0.16	$0.03	$0.36	$(0.04)
Diluted income (loss) per share—continuing operations	$0.16	$0.03	$0.35	$(0.04)
Basic loss per share—discontinued operations	$—	$(0.56)	$—	$(1.17)
Diluted loss per share—discontinued operations	$—	$(0.55)	$—	$(1.17)
Basic income (loss) per share	$0.16	$(0.52)	$0.36	$(1.22)
Diluted income (loss) per share	$0.16	$(0.52)	$0.35	$(1.22)

Weighted average shares outstanding:
Basic	132,622,105	136,129,591	136,115,598	136,111,555
Diluted	134,096,839	137,354,427	137,666,215	136,111,555
See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (loss)	$21,325	$(71,183)	$48,445	$(165,051)
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits	(962)	4,833	(1,040)	4,748
Net gain from hedging activities	9,141	460	27,620	1,638
Foreign currency translation	(7,207)	(7,884)	(17,506)	418
Total other comprehensive income (loss)	972	(2,591)	9,074	6,804
Comprehensive income (loss)	22,297	(73,774)	57,519	(158,247)
Less: Comprehensive income attributable to noncontrolling interests	—	740	—	1,056
Comprehensive income (loss) attributable to Ecovyst Inc.	$22,297	$(74,514)	$57,519	$(159,303)

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$121,446	$140,889
Accounts receivable, net	106,969	80,802
Inventories, net	49,729	53,813
Prepaid and other current assets	46,070	16,165
Total current assets	324,214	291,669
Investments in affiliated companies	426,663	446,074
Property, plant and equipment, net	581,425	596,231
Goodwill	401,152	406,139
Other intangible assets, net	132,347	145,617
Right-of-use lease assets	29,712	30,115
Other long-term assets	36,282	15,374
Total assets	$1,931,795	$1,931,219
LIABILITIES
Current maturities of long-term debt	$9,000	$9,000
Accounts payable	52,026	51,860
Operating lease liabilities—current	8,576	8,306
Accrued liabilities	65,071	75,915
Total current liabilities	134,673	145,081
Long-term debt, excluding current portion	867,604	872,839
Deferred income taxes	148,022	126,749
Operating lease liabilities—noncurrent	21,024	21,719
Other long-term liabilities	20,947	24,094
Total liabilities	1,192,270	1,190,482
Commitments and contingencies (Note 17)
EQUITY
Common stock ($0.01 par); authorized shares 450,000,000; issued shares 139,485,868 and 137,820,971 on September 30, 2022 and December 31, 2021, respectively; outstanding shares 130,100,834 and 136,938,758 on September 30, 2022 and December 31, 2021, respectively	1,395	1,378
Preferred stock ($0.01 par); authorized shares 50,000,000; no shares issued or outstanding on September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	1,088,704	1,073,409
Accumulated deficit	(267,262)	(315,707)
Treasury stock, at cost; shares 9,385,034 and 882,213 on September 30, 2022 and December 31, 2021, respectively	(86,594)	(12,551)
Accumulated other comprehensive income (loss)	3,282	(5,792)
Total equity	739,525	740,737
Total liabilities and equity	$1,931,795	$1,931,219

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock	Additional paid-in capital	(Accumulated deficit)	Treasury stock, at cost	Accumulated other comprehensive income (loss)	Non- controlling interest	Total
Balance, December 31, 2021	$1,378	$1,073,409	$(315,707)	$(12,551)	$(5,792)	$—	$740,737
Net income	—	—	7,875	—	—	—	7,875
Other comprehensive income	—	—	—	—	11,378	—	11,378
Tax withholdings on equity award vesting	—	—	—	(332)	—	—	(332)
Stock compensation expense	—	5,946	—	—	—	—	5,946
Shares issued under equity incentive plan, net of forfeitures	18	9	—	—	—	—	27
Balance, March 31, 2022	$1,396	$1,079,364	$(307,832)	$(12,883)	$5,586	$—	$765,631
Net income	—	—	19,245	—	—	—	19,245
Other comprehensive loss	—	—	—	—	(3,276)	—	(3,276)
Repurchases of common shares	—	—	—	(8,842)	—	—	(8,842)
Stock compensation expense	—	5,409	—	—	—	—	5,409
Shares issued under equity incentive plan, net of forfeitures	—	17	—	—	—	—	17
Balance, June 30, 2022	$1,396	$1,084,790	$(288,587)	$(21,725)	$2,310	$—	$778,184
Net income	—	—	21,325	—	—	—	21,325
Other comprehensive income	—	—	—	—	972	—	972
Repurchases of common shares	—	—	—	(64,869)	—	—	(64,869)
Stock compensation expense	—	3,872	—	—	—	—	3,872
Shares issued under equity incentive plan, net of forfeitures	(1)	42	—	—	—	—	41
Balance, September 30, 2022	$1,395	$1,088,704	$(267,262)	$(86,594)	$3,282	$—	$739,525

	Common stock	Additional paid-in capital	(Accumulated deficit)	Treasury stock, at cost	Accumulated other comprehensive loss	Non- controlling interest	Total
Balance, December 31, 2020	$1,371	$1,477,859	$(175,758)	$(11,081)	$(15,265)	$53	$1,277,179
Net (loss) income	—	—	(92,635)	—	—	117	(92,518)
Other comprehensive loss	—	—	—	—	(2,745)	(394)	(3,139)
Tax withholdings on equity award vesting	—	—	—	(1,470)	—	—	(1,470)
Distributions to noncontrolling interests	—	—	—	—	—	(516)	(516)
Stock compensation expense	—	6,877	—	—	—	—	6,877
Shares issued under equity incentive plan, net of forfeitures	7	63	—	—	—	—	70
Balance, March 31, 2021	$1,378	$1,484,799	$(268,393)	$(12,551)	$(18,010)	$(740)	$1,186,483
Net (loss) income	—	—	(1,490)	—	—	140	(1,350)
Other comprehensive income	—	—	—	—	12,081	453	12,534
Distributions to noncontrolling interests	—	—	—	—	—	(593)	(593)
Stock compensation expense	—	7,499	—	—	—	—	7,499
Shares issued under equity incentive plan, net of forfeitures	—	36	—	—	—	—	36
Balance, June 30, 2021	$1,378	$1,492,334	$(269,883)	$(12,551)	$(5,929)	$(740)	$1,204,609
Net (loss) income	—	—	(71,259)	—	—	76	(71,183)
Other comprehensive income (loss)	—	—	—	—	(3,255)	664	(2,591)
Dividends paid on common stock ($3.20 per share)	—	(435,593)	—	—	—	—	(435,593)
Stock compensation expense	—	11,961	—	—	—	—	11,961
Shares issued under equity incentive plan, net of forfeitures	—	113	—	—	—	—	113
Balance, September 30, 2021	$1,378	$1,068,815	$(341,142)	$(12,551)	$(9,184)	$—	$707,316

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$48,445	$(165,051)
Net loss from discontinued operations	—	159,122
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	48,256	49,902
Amortization	10,547	10,182
Amortization of deferred financing costs and original issue discount	1,515	1,409
Debt extinguishment costs	—	12,818
Foreign currency exchange loss	2,179	4,803
Pension and postretirement healthcare benefit	(814)	(1,811)
Deferred income tax provision	12,454	4,256
Net loss on asset disposals	1,174	4,535
Stock compensation	17,419	22,837
Equity in net income from affiliated companies	(17,422)	(20,723)
Dividends received from affiliated companies	30,000	20,000
Other, net	(1,789)	8,515
Working capital changes that provided (used) cash, excluding the effect of acquisitions and dispositions:
Receivables	(28,443)	(33,830)
Inventories	3,206	6,120
Prepaids and other current assets	(5,223)	(8,405)
Accounts payable	1,954	10,096
Accrued liabilities	(14,133)	7,511
Net cash provided by operating activities, continuing operations	109,325	92,286
Net cash used by operating activities, discontinued operations	—	(7,420)
Net cash provided by operating activities	109,325	84,866

Cash flows from investing activities:
Purchases of property, plant and equipment	(39,474)	(44,648)
Proceeds from business divestiture, net of cash	—	980,350
Payments for business divestiture, net of cash	(3,744)	—
Business combinations, net of cash acquired	(488)	(42,782)
Other, net	81	(8)
Net cash (used in) provided by investing activities, continuing operations	(43,625)	892,912
Net cash used in investing activities, discontinued operations	—	(40,943)
Net cash (used in) provided by investing activities	(43,625)	851,969

Cash flows from financing activities:
Issuance of long-term debt, net of discount	—	897,750
Debt issuance costs	—	(1,293)
Repayments of long-term debt	(6,750)	(1,428,613)
Debt prepayment fees	—	(8,481)
Proceeds from failed sale-leaseback	—	14,590
Dividends paid to stockholders	—	(435,593)
Repurchases of common shares	(73,711)	—
Tax withholdings on equity award vesting	(332)	(1,470)
Proceeds from stock options exercised	84	223
Repayment of financing obligations	(1,849)	(486)
Other, net	—	(104)
Net cash used in financing activities, continuing operations	(82,558)	(963,477)
Net cash used in financing activities, discontinued operations	—	(1,144)
Net cash used in financing activities	(82,558)	(964,621)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,585)	(4,681)
Net change in cash and cash equivalents	(19,443)	(32,467)
Cash and cash equivalents at beginning of period	140,889	137,219
Cash and cash equivalents at end of period	$121,446	$104,752
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
On December 14, 2020, the Company completed the sale of its Performance Materials business, and on August 1, 2021, the Company completed the sale of its Performance Chemicals business. The financial results of these businesses are presented as discontinued operations in the condensed consolidated financial statements for the 2021 period presented. See Note 3 to these condensed consolidated financial statements for more information on these transactions.
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
Reclassification and Correction of an Error
During the preparation of the condensed consolidated financial statements for the period ended September 30, 2022, the Company identified a presentation error in the condensed consolidated statements of comprehensive income for the 2021 comparable periods presented. The presentation of comprehensive income (loss) inadvertently omitted the release of accumulated other comprehensive income (loss) related to foreign currency translation and deferred pension and postretirement benefit plan losses in conjunction with the sale of the Company’s Performance Chemicals business. There was no impact on the condensed consolidated statements of income, condensed consolidated balance sheets and condensed consolidated statements of cash flows. The presentation of other comprehensive income (loss) for the three and nine months ended September 30, 2021, was corrected for the additional comprehensive loss of $7,093, of which $943 of comprehensive income was attributed to noncontrolling interest. Additionally, Note 6 was corrected for this presentation error. The Company assessed the materiality of the error and concluded it was not material to the Company’s previously issued financial statements, including the consolidated financial statements for the year ended December 31, 2021.
The previously disclosed disposal of business presented in accumulated other comprehensive income (loss) has been reclassified to other comprehensive income (loss) in the condensed consolidated statement of stockholders’ equity.

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
3. Divestitures:
Performance Materials Divestiture
Upon the close of the Performance Materials divestiture transaction on December 14, 2020, the Company entered into a Transition Services Agreement with the buyer pursuant to which the buyer received certain services to provide for the orderly transition of various functions and processes after the closing of the transaction. The services under the Transition Services Agreement included information technology, accounting, tax, financial services, human resources, facilities, and other administrative support services. These services were provided for a period of nine months, with three 30-day extensions available. The Company billed $253 and $3,314 under the Transition Services Agreement to the buyer during the three and nine months ended September 30, 2021, respectively. Those billings were included in selling, general and administrative expenses on the condensed consolidated financial statements for the nine months ended September 30, 2021.
During the three months ended September 30, 2021, the Company incurred transaction costs of $264 and stock-based compensation expense of $1,194, and an associated tax benefit of $339 related to the Performance Materials divestiture, which was included in loss from discontinued operations, net of tax. During the nine months ended September 30, 2021, the Company incurred transaction costs of $1,794 and stock-based compensation expense of $2,477, and an associated tax benefit of $1,045 related to the Performance Materials divestiture, which was included in loss from discontinued operations, net of tax.

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
For the nine months ended September 30, 2021, the loss on the sale of the Performance Chemicals business was $157,539, which was included in net (loss) income from discontinued operations, net of tax in the Company’s condensed consolidated statements. The following is a reconciliation of the loss recorded on the sale:

Net proceeds received from the sale of the Performance Chemicals business	$980,350
Transaction costs	(35,402)
Net assets derecognized	(1,102,487)
Loss on sale of the Performance Chemicals business	$(157,539)
During the year ended December 31, 2021, the net cash proceeds to the Company from the sale were $978,449 after certain customary adjustments for indebtedness, working capital and cash at the closing of the transaction. The final pre-tax loss on the sale was $150,230, which was included in net (loss) income from discontinued operations, net of tax in the Company’s consolidated statements of income for the year ended December 31, 2021. In March 2022, the Company made a payment to the buyer for $3,744, representing the final adjustments to the sale price. The Company classified the payment within net cash used in investing activities – continuing operations in the condensed consolidated statements of cash flows.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following table summarizes the results of discontinued operations related to the Performance Chemicals business for the three and nine months ended September 30, 2021:

	Three months ended September 30, 2021	Nine months ended September 30, 2021
Sales	$54,973	$389,870
Cost of goods sold	39,582	284,220
Selling, general and administrative expenses	6,552	29,758
Goodwill impairment charge	—	75,080
Other operating (income) expense, net	(18,993)	10,337
Loss on sale of the Performance Chemicals business	123,035	157,539
Operating loss	(95,203)	(167,064)
Equity in net (income) from affiliated companies	(25)	(111)
Interest expense, net (1)	1,916	10,730
Other expense (income), net	153	(6,210)
Loss from discontinued operations before income tax	(97,247)	(171,473)
Benefit for income taxes	(22,494)	(15,576)
Loss from discontinued operations, net of tax	$(74,753)	$(155,897)

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

Net income attributable to the noncontrolling interest related to the Performance Chemicals business, net of tax was $76 and $333 for the three and nine months ended September 30, 2021, respectively. Net loss attributable to Ecovyst Inc., related to the Performance Chemicals business, net of tax was $(74,829) and $(156,230) for the three and nine months ended September 30, 2021, respectively.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following tables disaggregate the Company’s sales, by segment and end use, for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30, 2022
	Ecoservices	Catalyst Technologies(2)	Total
Industrial & process chemicals	$41,252	$—	$41,252
Fuels & emission control(1)	88,532	—	88,532
Packaging & engineered plastics	29,707	36,859	66,566
Natural resources	36,183	—	36,183
Total segment sales	$195,674	$36,859	$232,533

	Three months ended September 30, 2021
	Ecoservices	Catalyst Technologies(2)	Total
Industrial & process chemicals	$23,297	$5	$23,302
Fuels & emission control(1)	67,644	—	67,644
Packaging & engineered plastics	23,315	29,873	53,188
Natural resources	23,294	—	23,294
Total segment sales	$137,550	$29,878	$167,428

	Nine months ended September 30, 2022
	Ecoservices	Catalyst Technologies(2)	Total
Industrial & process chemicals	$116,257	$—	$116,257
Fuels & emission control(1)	243,358	—	243,358
Packaging & engineered plastics	87,801	94,716	182,517
Natural resources	95,287	—	95,287
Total segment sales	$542,703	$94,716	$637,419

	Nine months ended September 30, 2021
	Ecoservices	Catalyst Technologies(2)	Total
Industrial & process chemicals	$58,581	$5	$58,586
Fuels & emission control(1)	191,630	—	191,630
Packaging & engineered plastics	48,916	82,490	131,406
Natural resources	59,382	—	59,382
Total segment sales	$358,509	$82,495	$441,004

(1)As described in Note 1 to these condensed consolidated financial statements, the Company experiences seasonal sales fluctuations to customers in the fuels & emission control end use.
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
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 14)	$35,991	$—	$35,991	$—

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 14)	$1,080	$—	$1,080	$—

Derivative liabilities:
Interest rate caps (Note 14)	$1,288	$—	$1,288	$—

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
As of September 30, 2022, the Company had interest rate caps that were fair valued using Level 2 inputs. In addition, the Company applies a credit valuation adjustment to reflect credit risk which is calculated based on credit default swaps. To the extent that the Company’s net exposure under a specific master agreement is an asset, the Company utilizes the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company utilizes a default swap rate comparable to Ecovyst. The credit valuation adjustment is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the Company’s liabilities or that a market participant would be willing to pay for the Company’s assets.
6. Stockholders' Equity:
Accumulated Other Comprehensive Income (Loss)
The stockholders’ equity footnote disclosures have been revised to include the impact of discontinued operations on pensions and postretirement benefits and foreign currency translation for the three and nine months ended September 30, 2021 in other comprehensive income (loss) and accumulated other comprehensive income (loss). See Note 1 to these condensed consolidated financial statements for further information on the reclassification and correction of errors in historical presentation.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following tables present the tax effects of each component of other comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,
	2022			2021
	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount
Defined benefit and other postretirement plans:
Amortization of net loss	$2	$(1)	$1	$5,041	$(1,297)	$3,744
Amortization of prior service credit	(53)	13	(40)	(58)	14	(44)
Settlement (loss) gain	(1,228)	305	(923)	1,507	(374)	1,133
Benefit plans, net	(1,279)	317	(962)	6,490	(1,657)	4,833
Net gain from hedging activities	12,188	(3,047)	9,141	613	(153)	460
Foreign currency translation(1)	(7,207)	—	(7,207)	(12,391)	4,507	(7,884)
Other comprehensive income	$3,702	$(2,730)	$972	$(5,288)	$2,697	$(2,591)

	Nine months ended September 30,
	2022			2021
	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount
Defined benefit and other postretirement plans:
Amortization of net loss	$3	$(1)	$2	$5,044	$(1,298)	$3,746
Amortization of prior service credit	(158)	39	(119)	(174)	43	(131)
Settlement (loss) gain	(1,228)	305	(923)	1,507	(374)	1,133
Benefit plans, net	(1,383)	343	(1,040)	6,377	(1,629)	4,748
Net gain from hedging activities	36,827	(9,207)	27,620	2,184	(546)	1,638
Foreign currency translation(1)	(17,506)	—	(17,506)	(6,536)	6,954	418
Other comprehensive income	$17,938	$(8,864)	$9,074	$2,025	$4,779	$6,804

(1)The income tax benefit or expense included in other comprehensive income is attributed to the portion of foreign currency translation associated with the Company’s cross-currency interest rate swaps for the three and nine months ended September 30, 2021, for which the tax effect is based on the applicable U.S. deferred income tax rate. See Note 14 to these condensed consolidated financial statements for information regarding the Company’s cross-currency interest rate swaps, which were settled in March 2021.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following table presents the changes in accumulated other comprehensive income (loss), net of tax, by component for the nine months ended September 30, 2022 and 2021:

	Defined benefit and other postretirement plans	Net gain (loss) from hedging activities	Foreign currency translation	Total
December 31, 2021	$11,072	$2,254	$(19,118)	$(5,792)
Other comprehensive (loss) income before reclassifications	(1,157)	27,148	(17,506)	8,485
Amounts reclassified from accumulated other comprehensive income(1)	117	472	—	589
September 30, 2022	$10,032	$29,874	$(36,624)	$3,282

December 31, 2020	$5,278	$(660)	$(19,883)	$(15,265)
Other comprehensive income (loss) before reclassifications	877	1,425	11,474	13,776
Amounts reclassified from accumulated other comprehensive income(1)	3,871	213	(11,779)	(7,695)
September 30, 2021	$10,026	$978	$(20,188)	$(9,184)

(1)See the following table for details about these reclassifications. Amounts in parentheses indicate debits.
The following table presents the reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2022 and 2021:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income(1)				Affected Line Item where Income is Presented
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Amortization of defined benefit and other postretirement items:
Prior service credit	$(53)	$(58)	$(158)	$(174)	Other income (expense)(2)
Actuarial gains	1	2	3	4	Other income (expense)(2)
Release of actuarial losses	—	(3,717)	—	(3,717)	Net loss from discontinued operations, net of tax
	(52)	(3,773)	(155)	(3,887)	Total before tax
	12	(11)	38	16	Tax benefit (expense)
	$(40)	$(3,784)	$(117)	$(3,871)	Net of tax

Gains and losses on cash flow hedges:
Interest rate caps	$(29)	$(104)	$(627)	$(283)	Interest expense
	7	26	155	70	Tax benefit
	$(22)	$(78)	$(472)	$(213)	Net of tax

Release of foreign currency translation	$—	$11,779	$—	$11,779	Net loss from discontinued operations, net of tax

Total reclassifications for the period	$(62)	$7,917	$(589)	$7,695	Net of tax

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
2020 Stock Repurchase Program
On March 12, 2020, the Company’s Board of Directors (the “Board”) approved a plan to purchase up to $50,000 of the Company’s common stock under a stock repurchase program approved by the Board. Under the plan, the Company could repurchase shares from time to time for cash in open market transactions or in privately negotiated transactions in accordance with applicable federal securities laws. The Company determined the timing and the amount of any repurchases based on its evaluation of market conditions, share price and other factors. The stock repurchase program expired in March 2022, with no repurchases made in 2022 through the expiration of the program, nor during the three or nine months ended September 30, 2021.
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
During the nine months ended September 30, 2022, the Company repurchased 1,970,763 shares of its common stock on the open market at an average price of $9.82 per share, for a total of $19,356. Additionally, in connection with a secondary offering of the Company’s common stock in August 2022, the Company repurchased 6,500,000 shares of its common stock sold in the offering from underwriters at a price of $8.36 per share simultaneous with the closing of the offering, for a total of $54,316.
As of September 30, 2022, $376,328 was available for additional share repurchases under the program. There were no repurchases during September 2022.
Tax Withholdings on Equity Award Vesting
In connection with the vesting of restricted stock awards, restricted stock units and performance stock units, shares of common stock may be delivered to the Company by employees to satisfy withholding tax obligations at the instruction of the employee award holders. These transactions, when they occur, are accounted for as stock repurchases by the Company, with the shares returned to treasury stock at a cost representing the payment by the Company of the tax obligations on behalf of the employees in lieu of shares for the vesting unit. There were no shares delivered to the Company to cover tax payments for the three months ended September 30, 2022 and 2021, and the fair value of the shares withheld to cover tax payments were $332 and $1,470 for the nine months ended September 30, 2022 and 2021, respectively.
Dividends Paid
On August 4, 2021, the Board declared a special cash dividend of $3.20 per share, using after tax cash proceeds from the sale of the Performance Chemicals business. The dividend was paid on August 23, 2021 to the Company’s stockholders of record at the close of business on August 12, 2021. Refer to Note 3 of these condensed consolidated financial statements for additional details on the sale of the Performance Chemicals business.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
7. Acquisition:
On March 1, 2021 (the “Closing Date”), the Company completed the acquisition of Chem32, LLC (“Chem32”) as part of a stock transaction (the “Acquisition”) for $44,000 in cash. Based in Orange, Texas, Chem32 is a leader in ex situ pre-sulfiding and pre-activation for hydro-processing catalysts. The net cash paid by the Company was $42,639, after certain customary adjustments for indebtedness, working capital, cash and a holdback amount pursuant to the agreement. A portion of the holdback was settled in September 2022 for a payment of $488, with $512 of the holdback remaining as of September 30, 2022.
Chem32 is reported as part of the Ecoservices segment. The Company believes that the Acquisition will offer a more robust portfolio of services within the refining industry by leveraging the Company’s existing relationships, therefore contributing to a total purchase price that resulted in the recognition of $14,778 of goodwill, which was deductible for tax purposes. During the nine months ended September 30, 2022, the Company recorded an immaterial adjustment between goodwill and deferred tax liabilities related to the final tax purchase price allocation. See Note 8 to these condensed consolidated financial statements for further information.
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
The Company’s cost of goods sold for the nine months ended September 30, 2021 includes a pre-tax charge of $148 of additional amortization expense related to identified intangible assets, which would have been recorded during the reporting period if the adjustments to the provisional amounts had been recognized as of the Closing Date. The Company’s other operating expense, net for the nine months ended September 30, 2021 includes a pre-tax charge of $1,108 of additional amortization expense related to identified intangible assets, which would have been recorded during the reporting period if the adjustments to the provisional amounts had been recognized as of the Closing Date.

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

Net sales and net income attributable to Chem32 during the period from the Closing Date through September 30, 2021 were immaterial. Pro forma financial information has not been presented as it is immaterial for the three and nine months ended September 30, 2021. Acquisition and integration costs were $680 for the nine months ended September 30, 2021 and are included in other operating expense, net in the Company’s consolidated statement of income.
8. Goodwill:
The change in the carrying amount of goodwill for the nine months ended September 30, 2022 is summarized as follows:

	Ecoservices	Catalyst Technologies	Total
Balance as of December 31, 2021	$326,670	$79,469	$406,139
Goodwill adjustments(1)	(81)	—	(81)
Foreign exchange impact	—	(4,906)	(4,906)
Balance as of September 30, 2022	$326,589	$74,563	$401,152

(1)    During the nine months ended September 30, 2022, the Company recorded an adjustment of $81 between goodwill and deferred tax liabilities related to the final tax purchase price allocation for the Chem32 acquisition.
9. Other Operating Expense, Net:
A summary of other operating expense, net is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Amortization expense	$2,632	$3,294	$7,931	$7,669
Transaction and other related costs	1,789	538	6,860	1,620
Restructuring, integration and business optimization costs(1)	1,322	78	6,421	2,408
Net loss on asset disposals	468	2,156	1,174	4,535
Other, net	1,462	248	2,715	554
	$7,673	$6,314	$25,101	$16,786

(1)During the three months ended September 30, 2022 and the nine months ended September 30, 2022 and 2021, respectively, the Company’s results were impacted by costs associated with severance charges for certain executives and employees.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
10. Inventories, Net:
Inventories, net are classified and valued as follows:

	September 30, 2022	December 31, 2021
Finished products and work in process	$43,337	$46,894
Raw materials	6,392	6,919
	$49,729	$53,813
Valued at lower of cost or market:
LIFO basis	$24,304	$33,330
Valued at lower of cost and net realizable value:
FIFO or average cost basis	25,425	20,483
	$49,729	$53,813

11. Investments in Affiliated Companies:
The Company accounts for investments in affiliated companies under the equity method. Affiliated companies accounted for on the equity basis as of September 30, 2022 are as follows:

Company	Country	Percent Ownership
Zeolyst International	USA	50%
Zeolyst C.V.	Netherlands	50%
Following is summarized information of the combined investments(1):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sales	$67,043	$76,195	$218,389	$218,459
Gross profit	17,794	28,981	70,546	77,048
Operating income	10,228	20,414	44,340	51,576
Net income	9,540	20,717	44,448	51,204

(1)Summarized information of the combined investments is presented at 100%; the Company’s share of the net assets and net income of affiliates is calculated based on the percent ownership specified in the table above.
The Company’s investments in affiliated companies balance as of September 30, 2022 and December 31, 2021 includes net purchase accounting fair value adjustments of $232,617 and $237,419, respectively, related to a prior business combination, consisting primarily of goodwill and intangible assets such as customer relationships, technical know-how and trade names. Consolidated equity in net income from affiliates is net of $1,601 and $4,802 of amortization expense related to purchase accounting fair value adjustments for the three and nine months ended September 30, 2022, respectively. Consolidated equity in net income from affiliates is net of $1,601 and $4,879 of amortization expense related to purchase accounting fair value adjustments for the three and nine months ended September 30, 2021, respectively.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
12. Property, Plant and Equipment:
A summary of property, plant and equipment, at cost, and related accumulated depreciation is as follows:

	September 30, 2022	December 31, 2021
Land	$96,391	$97,047
Buildings and improvements	80,932	77,851
Machinery and equipment	730,495	714,435
Construction in progress	58,476	45,952
	966,294	935,285
Less: accumulated depreciation	(384,869)	(339,054)
	$581,425	$596,231

Depreciation expense was $16,103 and $48,256 for the three and nine months ended September 30, 2022, respectively. Depreciation expense was $16,369 and $49,902 for the three and nine months ended September 30, 2021, respectively.
13. Long-term Debt:
The summary of long-term debt is as follows:

	September 30, 2022	December 31, 2021
Senior Secured Term Loan Facility due June 2028	$888,750	$895,500
ABL Facility	—	—
Total debt	888,750	895,500
Original issue discount	(7,798)	(8,762)
Deferred financing costs	(4,348)	(4,899)
Total debt, net of original issue discount and deferred financing costs	876,604	881,839
Less: current portion	(9,000)	(9,000)
Total long-term debt, excluding current portion	$867,604	$872,839

The fair value of a financial instrument is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of September 30, 2022 and December 31, 2021, the fair value of the senior secured term loan facility was $844,312 and $894,381, respectively. The fair value is classified as Level 2 based upon the fair value hierarchy (see Note 5 to these condensed consolidated financial statements for further information on fair value measurements).
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Use of Derivative Financial Instruments to Manage Interest Rate Risk. The Company is exposed to fluctuations in interest rates on its senior secured credit facilities. Changes in interest rates will not affect the market value of such debt but will affect the Company’s interest payments over the term of the loans. Likewise, an increase in interest rates could have a material impact on the Company’s condensed consolidated statements of cash flows. The Company hedges the interest rate fluctuations on debt obligations through interest rate cap agreements. The Company records these agreements at fair value as assets or liabilities in its condensed consolidated balance sheets. As the derivatives are designated and qualify as cash flow hedges, the gains or losses on the interest rate cap agreements are recorded in stockholders’ equity as a component of OCI, net of tax. Reclassifications of the gains and losses on the interest rate cap agreements into earnings are recorded as part of interest expense in the condensed consolidated statements of income as the Company makes its interest payments on the hedged portion of its senior secured credit facilities. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices.
In November 2018, the Company entered into interest rate cap agreements to mitigate interest volatility from July 2020 through July 2022, with a cap rate of 3.50% on $500,000 of notional variable-rate debt and a $3,380 premium annuitized during the effective period. In February 2020, the Company restructured these agreements to lower the interest cap rate to 2.50% with an incremental $130 premium annuitized during the effective period. In March 2020, the Company again amended such interest rate cap agreements to lower the cap rate to 0.84% and paid an additional $900 premium annuitized during the effective period. The term and notional amount remained unchanged, and the total cumulative annuitized premium on the $500,000 of notional variable-rate debt was $4,410.
In July 2020, the Company entered into additional interest rate cap agreements to mitigate interest rate volatility from August 2020 to August 2023, with a cap rate of 1.00% on $400,000 of notional variable-rate debt. The cap rate in effect at September 30, 2022 was 1.00% associated with the $400,000 of notional variable-rate debt. The total annuitized premium on the $400,000 of notional variable-rate debt was $137.
In August 2021, PQ Corporation novated $900,000 of its interest rate caps to Ecovyst Catalyst Technologies LLC. Other than the novation, there were no other changes to the interest rate caps in connection with the novation.
In January 2022, the Company entered into two new forward starting interest rate cap agreements, with notional amounts of $250,000 each and with a cap rate of 1.00%. The term for one of these interest rate caps is July 2022 through October 2024 and the term for the other is September 2023 through October 2025. The total cumulative annuitized premium is $4,450. The cap rate in effect at September 30, 2022 was 1.00%.
Use of Derivative Financial Instruments to Manage Foreign Currency Risk. The Company is exposed to risks related to its net investments in foreign operations due to fluctuations in foreign currency exchange rates, particularly between the United States dollar and the Euro. In February 2018, the Company entered into multiple cross-currency interest rate swap arrangements with an aggregate notional amount of €280,000 to hedge this exposure on the net investments of certain of its Euro-denominated subsidiaries in its Performance Materials and Performance Chemicals businesses. The Company recorded these swap agreements at fair value as assets or liabilities in its condensed consolidated balance sheet. As the derivatives are designated and qualify as net investment hedges, changes in the fair value of the swaps attributable to changes in the spot exchange rates are recognized in cumulative translation adjustment (“CTA”) within OCI and are held there until the hedged net investments are sold or substantially liquidated. Upon such sale or liquidation, the amount recognized in CTA is reclassified to earnings and reported in the same line item as the gain or loss on the liquidation of the net investments. Changes in the fair value of the swaps attributable to the cross-currency basis spread are excluded from the assessment of hedge effectiveness and are recorded in current period earnings.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The fair values of derivative instruments held as of September 30, 2022 and December 31, 2021 are shown below:

	Balance sheet location	September 30, 2022	December 31, 2021
Derivative assets:
Derivatives designated as cash flow hedges:
Interest rate caps	Prepaid and other current assets	$17,347	$—
Interest rate caps	Other long-term assets	18,644	1,080
Total derivative assets		$35,991	$1,080

Derivative liabilities:
Derivatives designated as cash flow hedges:
Interest rate caps	Accrued liabilities	$—	$1,288
Total derivative liabilities		$—	$1,288

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges on AOCI for the three and nine months ended September 30, 2022 and 2021:

		Three months ended September 30,
		2022		2021
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$12,159	$(29)	$510	$(104)

		Nine months ended September 30,
		2022		2021
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$36,200	$(627)	$1,901	$(283)

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following tables show the effect of the Company’s cash flow hedge accounting on the condensed consolidated statements of income for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,
	2022		2021
	Cost of goods sold	Interest (expense) income	Cost of goods sold	Interest (expense) income
Total amounts of income and expense line items presented in the statement of income in which the effects of cash flow hedges are recorded	$(164,864)	$(9,542)	$(113,784)	$(9,005)
Interest contracts:
Amount of loss reclassified from AOCI into income	—	(29)	—	(104)

	Nine months ended September 30,
	2022		2021
	Cost of goods sold	Interest (expense) income	Cost of goods sold	Interest (expense) income
Total amounts of income and expense line items presented in the statement of income in which the effects of cash flow hedges are recorded	$(462,156)	$(26,880)	$(318,768)	$(28,202)
Interest contracts:
Amount of loss reclassified from AOCI into income	—	(627)	—	(283)
The amount of unrealized losses in AOCI related to the Company’s cash flow hedges that is expected to be reclassified to the condensed consolidated statement of income over the next twelve months is $275 as of September 30, 2022.
The following table shows the effect of the Company’s net investment hedges on AOCI and the condensed consolidated statements of income for the three and nine months ended September 30, 2021:

	Amount of pre-tax gain recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain reclassified from AOCI into income	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain recognized in income on derivative (amount excluded from effectiveness testing)
	Three months ended September 30, 2021		Three months ended September 30, 2021		Three months ended September 30, 2021
Cross-currency interest rate swaps	$—	Net (loss) income from discontinued operations, net of tax	$9,754	Interest (expense) income	$—

	Amount of pre-tax gain recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain reclassified from AOCI into income	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain recognized in income on derivative (amount excluded from effectiveness testing)
	Nine months ended September 30, 2021		Nine months ended September 30, 2021		Nine months ended September 30, 2021
Cross-currency interest rate swaps	$9,787	Net (loss) income from discontinued operations, net of tax	$9,754	Interest (expense) income	$545

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
15. Income Taxes:
The effective income tax rate for the three months ended September 30, 2022 was 29.6% compared to 35.6% for the three months ended September 30, 2021. The effective income tax rate for the nine months ended September 30, 2022 was 31.2% compared to (610.9)% for the nine months ended September 30, 2021. The Company’s effective income tax rate has fluctuated primarily due to changes in income mix, discrete impacts related to intraperiod allocation revaluation of deferred tax assets and liabilities as a result of the divestiture of the Performance Chemicals business, tax rate changes and changes in foreign exchange gains and losses, which create permanent differences in certain jurisdictions.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the nine months ended September 30, 2022 was mainly due to state and local taxes, a discrete shortfall tax expense related to stock compensation, and a discrete tax expense associated with the Employee Retention Credit.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the nine months ended September 30, 2021 was mainly due to state and local taxes, discrete tax impacts related to intra-period allocation revaluation of deferred tax assets and liabilities as a result of the divestiture of the Performance Chemicals business, tax rate changes, and the tax effect of permanent differences related to foreign currency exchange gain or loss.
On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for certain large corporations with average annual adjusted financial statement income in excess of $1 billion, for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. Historically, during the year we have made discretionary share repurchases. Beginning in 2023, these purchases would be subject to the excise tax. Based on the historical net repurchase activity the excise tax and the other provisions of the IRA are not expected to have a material impact on our results of operations or financial position. However, we are still in the process of analyzing the provisions of the IRA.
16. Benefit Plans:
The following tables present the components of net periodic expense (benefit) for the Company-sponsored defined benefit pension and postretirement plans, which cover certain employees and retirees located in the U.S.
Defined Benefit Pension Plans

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Interest cost	$681	$551	$1,888	$1,652
Expected return on plan assets	(380)	(1,093)	(2,599)	(3,280)
Settlement loss (gain) recognized	38	(26)	38	(26)
Net periodic expense (benefit)	$339	$(568)	$(673)	$(1,654)

Other Postretirement Benefit Plan

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Interest cost	$5	$4	$13	$13
Amortization of prior service credit	(53)	(58)	(158)	(174)
Amortization of net loss	1	2	3	4
Net periodic benefit	$(47)	$(52)	$(142)	$(157)

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
18. Reportable Segments:
Summarized financial information for the Company’s reportable segments is shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sales:
Ecoservices	$195,674	$137,550	$542,703	$358,509
Catalyst Technologies(1)	36,859	29,878	94,716	82,495
Total	$232,533	$167,428	$637,419	$441,004

Adjusted EBITDA:(2)
Ecoservices	$64,110	$51,920	$173,435	$125,372
Catalyst Technologies(3)	19,272	25,441	57,676	64,623
Unallocated corporate expenses	(7,945)	(7,986)	(23,543)	(25,641)
Total	$75,437	$69,375	$207,568	$164,354

(1)Excludes the Company’s proportionate share of sales from the Zeolyst International and Zeolyst C.V. joint ventures (collectively, the “Zeolyst Joint Venture”) accounted for using the equity method (see Note 11 to these condensed consolidated financial statements for further information). The proportionate share of sales excluded is $27,773 and $92,656 for the three and nine months ended September 30, 2022, respectively. The proportionate share of sales excluded is $32,820 and $94,984 for the three and nine months ended September 30, 2021, respectively.
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
(3)The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $8,704 for the three months ended September 30, 2022, which includes $3,187 of equity in net income plus $1,601 of amortization of investment in affiliate step-up and $3,917 of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $34,306 for the nine months ended September 30, 2022, which includes $17,500 of equity in net income plus $4,802 of amortization of investment in affiliate step-up and $12,004 of joint venture depreciation, amortization and interest.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
A reconciliation of net income (loss) to Ecovyst to Adjusted EBITDA is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Reconciliation of net income (loss) from continuing operations to Adjusted EBITDA
Net income (loss) from continuing operations	$21,325	$4,689	$48,445	$(5,929)
Provision for income taxes	8,966	2,591	21,983	5,095
Interest expense, net	9,542	9,005	26,880	28,202
Depreciation and amortization	19,599	20,599	58,803	60,084
EBITDA	59,432	36,884	156,111	87,452
Joint venture depreciation, amortization and interest	3,917	4,112	12,004	11,412
Amortization of investment in affiliate step-up	1,601	1,601	4,802	4,879
Debt extinguishment costs	—	15,185	—	26,902
Net loss on asset disposals	468	2,156	1,174	4,535
Foreign exchange losses	1,030	922	2,179	4,803
LIFO benefit	(436)	(1,295)	(4)	(1,998)
Transaction and other related costs	1,789	538	6,860	1,620
Equity-based compensation	4,740	10,193	17,419	22,837
Restructuring, integration and business optimization expenses	1,322	78	6,421	2,408
Defined benefit pension plan expense (benefit)	292	(1,029)	(814)	(2,219)
Other	1,282	30	1,416	1,723
Adjusted EBITDA	$75,437	$69,375	$207,568	$164,354

19. Stock-Based Compensation:
The Company has an equity incentive plan under which it grants common stock awards to employees, directors and affiliates of the Company. At September 30, 2022, 9,501,030 shares of common stock were available for issuance under the plan. The Company settles these awards through the issuance of new shares.
Restricted Stock Units and Performance Stock Units
Restricted Stock Units
During the nine months ended September 30, 2022, the Company granted 2,779,690 restricted stock units under its equity incentive plan. Each restricted stock unit provides the recipient with the right to receive a share of common stock subject to graded vesting terms based on service, which for the awards granted during the nine months ended September 30, 2022, generally requires approximately one year of service for members of the Company’s board of directors and approximately three years of service for employees. The awards granted during the nine months ended September 30, 2022 also included a special grant for certain employees based on service which cliff vests on July 1, 2023. The value of the restricted stock units granted during the nine months ended September 30, 2022 was based on the average of the high and low trading prices of the Company’s common stock on the NYSE on the preceding trading day, in accordance with the Company’s policy for valuing such awards. Compensation expense related to the restricted stock units is recognized on a straight-line basis over the respective vesting period.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Performance Stock Units
2022 Grants
During the nine months ended September 30, 2022, the Company granted 295,132 performance stock units (at target) under its equity incentive plan. The performance stock units granted during the nine months ended September 30, 2022 provide the recipients with the right to receive shares of common stock dependent on the achievement of a total shareholder return (“TSR”) goal, and are generally subject to the provision of service through the vesting date of the award. The performance period for the TSR goal is measured based on a three-year performance period from January 1, 2022 through December 31, 2024. The TSR goal is based on the Company’s actual TSR percentage increase over the performance period. Depending on the Company’s performance relative to the TSR goal, each performance stock unit award recipient is eligible to receive a percentage of the target number of shares granted to the recipient, ranging from zero to 200%. The performance stock units, to the extent earned, will vest on the date the Company’s compensation and governance committee certifies the achievement of the performance metric for the three-year period ending December 31, 2024, which will occur subsequent to the end of the performance period and after the Company files its annual consolidated financial statements for the year ending December 31, 2024.
The TSR goal is considered a market condition as opposed to a vesting condition. Because a market condition is not considered a vesting condition, it is reflected in the grant date fair value of the award and the associated compensation cost based on the fair value of the award is recognized over the performance period, regardless of whether the Company actually achieves the market condition or the level of achievement, as long as service is provided by the recipient. The Company used a Monte Carlo simulation to estimate the $8.82 weighted average fair value of the awards granted during the nine months ended September 30, 2022, with the following weighted average assumptions:

Expected dividend yield	—%
Risk-free interest rate	1.51%
Expected volatility	44.51%
Expected term (in years)	2.91

2019 Grants
During the nine months ended September 30, 2022, the Compensation Committee of the Company’s Board certified the achievement of the performance metrics for the three-year period ended December 31, 2021, related to the performance stock units granted during the year ended December 31, 2019. These awards provided the recipients with the right to receive shares of common stock dependent on the achievement of two Company-specific financial performance targets and the provision of service through the vesting date, with each award holder eligible to earn a percentage of the target number of shares granted to the holder, ranging from zero to 200%. The awards vested during the nine months ended September 30, 2022 at 100% of target.
Award Activity
The following table summarizes the activity for the Company’s restricted stock units and performance stock units for the nine months ended September 30, 2022:

	Restricted Stock Units		Performance Stock Units
	Number of Units	Weighted Average Grant Date Fair Value (per share)	Number of Units	Weighted Average Grant Date Fair Value (per share)
Nonvested as of December 31, 2021	2,507,421	$15.68	1,117,555	$16.91
Granted	2,779,690	$10.28	295,132	$8.82
Vested	(1,325,654)	$15.67	(496,442)	$15.41
Forfeited	(973,308)	$12.59	(165,807)	$12.46
Nonvested as of September 30, 2022	2,988,149	$11.67	750,438	$15.70

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Stock-Based Compensation Expense
For the three months ended September 30, 2022 and 2021, stock-based compensation expense for the Company was $4,740 and $10,193, respectively. The associated income tax benefit recognized in the statements of income for the three months ended September 30, 2022 and 2021 was $1,162 and $2,494, respectively.
For the nine months ended September 30, 2022 and 2021, stock-based compensation expense for the Company was $17,419 and $22,837, respectively. The associated income tax benefit recognized in the statements of income for the nine months ended September 30, 2022 and 2021 was $4,271 and $5,589, respectively.
As of September 30, 2022, unrecognized compensation cost was $21,755 for restricted stock units and $3,083 for performance stock units considered probable of vesting. The weighted-average period over which these costs are expected to be recognized at September 30, 2022 was 1.46 years for the restricted stock units and 1.46 years for the performance stock units. Activity related to the Company’s stock options and restricted stock awards was not material for the nine months ended September 30, 2022.
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
The reconciliation from basic to diluted weighted average shares outstanding is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Weighted average shares outstanding – Basic	132,622,105	136,129,591	136,115,598	136,111,555
Dilutive effect of unvested common shares and restricted stock units with service conditions, performance stock units considered probable of vesting and assumed stock option exercises and conversions	1,474,734	1,224,836	1,550,617	—
Weighted average shares outstanding – Diluted	134,096,839	137,354,427	137,666,215	136,111,555

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Basic and diluted income (loss) per share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Income (loss) from continuing operations attributable to Ecovyst Inc.	$21,325	$4,689	$48,445	$(5,929)
Loss from discontinued operations attributable to Ecovyst Inc.	—	(75,948)	—	(159,455)
Net income (loss) attributable to Ecovyst Inc.	$21,325	$(71,259)	$48,445	$(165,384)

Denominator:
Weighted average shares outstanding – Basic	132,622,105	136,129,591	136,115,598	136,111,555
Weighted average shares outstanding – Diluted	134,096,839	137,354,427	137,666,215	136,111,555

Net income (loss) per share:
Basic income (loss) per share - continuing operations	$0.16	$0.03	$0.36	$(0.04)
Diluted income (loss) per share - continuing operations	$0.16	$0.03	$0.35	$(0.04)
Basic loss per share - discontinued operations	$—	$(0.56)	$—	$(1.17)
Diluted loss per share - discontinued operations	$—	$(0.55)	$—	$(1.17)
Basic income (loss) per share	$0.16	$(0.52)	$0.36	$(1.22)
Diluted income (loss) per share	$0.16	$(0.52)	$0.35	$(1.22)
The table below presents the details of the Company’s weighted average equity-based awards outstanding during each respective period that were excluded from the calculation of diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Restricted stock awards with performance only targets not yet achieved	505,439	828,967	574,048	852,822
Stock options with performance only targets not yet achieved	300,788	375,733	316,187	376,448
Anti-dilutive restricted stock awards, restricted stock units and performance stock units	487,322	—	19,306	—
Anti-dilutive stock options	751,539	—	788,509	4,221

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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
21. Supplemental Cash Flow Information:
With the exception of operating leases, the following table presents supplemental cash flow information for the consolidated Company:

	Nine months ended September 30,
	2022	2021
Cash paid during the period for:
Income taxes, net of refunds	$24,367	$13,520
Interest(1)	24,390	43,115
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the period end	4,993	3,052
Right-of-use assets obtained in exchange for new lease liabilities (non-cash):
Operating leases	6,187	7,946

(1)Cash paid for interest is shown net of capitalized interest for the periods presented and excludes $2,307 of net interest proceeds on swaps designated as net investment hedges for the nine months ended September 30, 2021, which are included within cash flows from investing activities, discontinued operations in the Company’s condensed consolidated statements of cash flows.
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
Forward-looking Statements
This periodic report on Form 10-Q (“Form 10-Q”) includes “forward-looking statements” that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should” and similar expressions are intended to identify these forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. Examples of forward-looking statements include, but are not limited to, statements we make regarding demand trends, the impact of the novel coronavirus (“COVID-19”) pandemic and/or Russia’s invasion of Ukraine and related economic effects on our operations and financial results and our liquidity, and our belief that our current level of operations, cash and cash equivalents, cash flow from operations and borrowings under our credit facilities and other lines of credit will provide us adequate cash to fund the working capital, capital expenditure, debt service and other requirements for our business for at least the next twelve months.
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
•disruption, failure or cyber security breaches affecting or targeting computers and infrastructure used by us or our business partners may adversely impact our business and operations
•the impact of the COVID-19 pandemic on the global economy and financial markets, as well as on our business and our suppliers, and the response of governments and of our company to the outbreak, including variants of the virus and associated containment, remediation and vaccination efforts; and
•other factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by “Item 1A, Risk Factors” in our quarterly reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022.
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
Impact of Russia’s invasion of Ukraine on our Business and Results
We are continuing to monitor the developments in Russia and Ukraine, as well as the related economic sanctions and export controls imposed on certain industry sectors. Although the current conflict has created global economic and political uncertainties and affected certain supply chain disruptions, we do not believe we have significant exposure in those countries. We have no operations in Russia or Ukraine. We had no sales to customers in Ukraine and our sales to a customer in Russia were immaterial for the nine months ended September 30, 2022 and 2021, respectively. We also did not make any purchases from suppliers in Russia or Ukraine. As Russia’s invasion of Ukraine continues to unfold, we will continue to monitor compliance with sanctions imposed by the U.S. government and other countries.

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
On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for certain large corporations with average annual adjusted financial statement income in excess of $1 billion for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. Historically, during the year we have made discretionary share repurchases. Beginning in 2023, these purchases would be subject to the excise tax. Based on the historical net repurchase activity the excise tax and the other provisions of the IRA are not expected to have a material impact on our results of operations or financial position. However, we are still in the process of analyzing the provisions of the IRA.
From the announcement date of the program through September 30, 2022, the Company repurchased 1,970,763 shares of its common stock on the open market at an average price of $9.82 per share, for a total of $19.4 million. Additionally, in connection with a secondary offering of the Company’s common stock in August 2022, the Company repurchased 6,500,000 shares of its common stock sold in the offering from the underwriters at a price of $8.36 per share simultaneous with the closing of the offering, for a total of $54.3 million. As of September 30, 2022, $376.3 million was available for additional share repurchases under the program. There were no repurchases during September 2022.
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

Key Factors and Trends Affecting Operating Results and Financial Condition
Sales
Overall, our Ecoservices and Catalyst Technologies segments' sales have grown as high demand for our products continue from the lows experienced due to the impact of the COVID-19 global pandemic and extreme weather experienced in the Gulf region in 2021. Polyethylene demand has remained strong, driven by the growing consumer demand for stronger and lighter weighted plastics. Higher refinery utilization rates increased catalyst demand for both traditional and renewable fuels on the continued recovery in vehicle miles driven. Tightening gasoline standards and growing demand for premium grade gasoline to power fuel efficient engines has supported high alkylation utilization rates. Virgin sulfuric acid has benefited from strong mining for metals and minerals which provide conductivity in low carbon technologies, as well as strong demand from numerous industrial segments producing construction, auto, and packaging materials.
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
Foreign Currency
As a global business, we are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. We operate in various geographies with approximately 6% of our sales for the nine months ended September 30, 2022 and for the year ended December 31, 2021 in currencies other than the U.S. dollar. Because our consolidated financial results are reported in U.S. dollars, sales or earnings generated in currencies other than the U.S. dollar can result in a significant increase or decrease in the amount of those sales and earnings when translated to U.S. dollars. The foreign currency to which we have the most significant exchange rate exposure is the British pound.

Results of Operations
Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Highlights
The following is a summary of our financial performance for the three months ended September 30, 2022 compared with the three months ended September 30, 2021.
Sales
•Sales increased $65.1 million to $232.5 million. The increase in sales was primarily due to higher sales volumes and higher average selling prices, including the favorable pass-through of sulfur pricing.
Gross Profit
•Gross profit increased $14.1 million to $67.7 million. The increase in gross profit was primarily due to higher sales volumes and favorable pricing, partially offset by increased manufacturing costs.
Operating Income
•Operating income increased by $16.0 million to $38.5 million. The increase in operating income was due to an increase in gross profit and lower selling, general and administrative expenses, partially offset by higher other operating expenses.
Equity in Net Income of Affiliated Companies
•Equity in net income of affiliated companies for the three months ended September 30, 2022 was $3.2 million, compared to $8.8 million for the three months ended September 30, 2021. The decrease of $5.6 million was due to lower earnings generated by the Zeolyst Joint Venture for the three months ended September 30, 2022, driven by lower sales volumes within the joint venture.

The following is our unaudited condensed consolidated statements of income and a summary of financial results for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,		Change
	2022	2021	$	%
	(in millions, except percentages)
Sales	$232.5	$167.4	$65.1	38.9%
Cost of goods sold	164.8	113.8	51.0	44.8%
Gross profit	67.7	53.6	14.1	26.3%
Gross profit margin	29.1%	32.0%
Selling, general and administrative expenses	21.5	24.8	(3.3)	(13.3)%
Other operating expense, net	7.7	6.3	1.4	22.2%
Operating income	38.5	22.5	16.0	71.1%
Operating income margin	16.6%	13.4%
Equity in net (income) from affiliated companies	(3.2)	(8.8)	5.6	(63.6)%
Interest expense, net	9.5	9.0	0.5	5.6%
Debt extinguishment costs	—	15.2	(15.2)	(100.0)%
Other expense (income), net	1.9	(0.2)	2.1	NM
Income before income taxes and noncontrolling interest	30.3	7.3	23.0	315.1%
Provision for income taxes	9.0	2.6	6.4	246.2%
Effective tax rate	29.6%	35.6%
Net income from continuing operations	21.3	4.7	16.6	353.2%
Net loss from discontinued operations, net of tax	—	(75.9)	75.9	(100.0)%
Net income (loss)	21.3	(71.2)	92.5	(129.9)%
Less: Net income attributable to the noncontrolling interest—discontinued operations	—	0.1	(0.1)	(100.0)%
Net income (loss) attributable to Ecovyst Inc.	$21.3	$(71.3)	$92.6	(129.9)%
Sales

	Three months ended September 30,		Change
	2022	2021	$	%
	(in millions, except percentages)
Sales:
Ecoservices	$195.7	$137.5	$58.2	42.3%
Catalyst Technologies	36.8	29.9	6.9	23.1%
Total sales	$232.5	$167.4	$65.1	38.9%

Ecoservices: Sales in Ecoservices for the three months ended September 30, 2022 were $195.7 million, an increase of $58.2 million, or 42.3%, compared to sales of $137.5 million for the three months ended September 30, 2021. The increase in sales was due to higher average selling prices of $53.3 million and a $4.9 million contribution from higher sales volumes.
Higher average selling prices were primarily a result of the pass-through of higher sulfur costs of $28.3 million within our virgin sulfuric acid product group and the pass-through of other raw material costs within our regenerations services product group. The increase in volumes was primarily driven by strong demand for regeneration services during the quarter.
Catalyst Technologies: Sales in Catalyst Technologies for the three months ended September 30, 2022 were $36.8 million, an increase of $6.9 million, or 23.1%, compared to sales of $29.9 million for the three months ended September 30, 2021. Of the increase in sales, $9.9 million was associated with higher sales volumes, driven by demand for our polyethylene catalysts, partially offset by price of $0.3 million and unfavorable foreign exchange of $2.7 million.

Gross Profit
Gross profit for the three months ended September 30, 2022 was $67.7 million, an increase of $14.1 million, or 26.3%, compared with $53.6 million for the three months ended September 30, 2021. The increase in gross profit was due to higher sales volumes, which accounted for $13.6 million of the increase, and higher average selling prices of $53.0 million, which were partially offset by unfavorable manufacturing costs of $47.8 million and a $4.7 million impact associated with a less-favorable sales mix.
The favorable change in volumes was a result of increased demand for our polyethylene catalysts, niche custom catalysts, and regeneration services. Favorable customer pricing was primarily driven by increased prices to cover rising variable costs, including the pass-through of sulfur, labor index and energy costs within our Ecoservices business. The increase in manufacturing costs was a result of higher variable costs, maintenance and transportation costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2022 were $21.5 million, a decrease of $3.3 million compared with $24.8 million for the three months ended September 30, 2021. The decrease in selling, general and administrative expenses was primarily due to a decrease in stock-based compensation expense of $5.5 million, which consisted of $4.0 million of incremental cost recognized during the three months ended September 30, 2021 in connection with the modifications of our equity incentive awards and stock options associated with the special dividend and sale of the Performance Chemicals business in August 2021, with the remaining decrease driven by forfeitures of equity incentive awards in 2022 by former Company executives and employees of the Performance Chemicals business. This was partially offset by higher other compensation-related expenses of $1.2 million and net increases in other costs of $1.0 million.
Other Operating Expense, Net
Other operating expense, net for the three months ended September 30, 2022 was $7.7 million, an increase of $1.4 million, compared with $6.3 million for the three months ended September 30, 2021. The increase in other operating expense, net was mainly driven by severance charges incurred from contracts associated with former executives incurred in the current period $1.2 million.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the three months ended September 30, 2022 was $3.2 million, compared to $8.8 million for the three months ended September 30, 2021. The decrease was primarily due to $5.7 million of lower earnings from the Zeolyst Joint Venture during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The decrease in earnings from the Zeolyst Joint Venture was due to lower sales volumes for our hydrocracking and specialty catalysts.
Interest Expense, Net
Interest expense, net for the three months ended September 30, 2022 was $9.5 million, an increase of $0.5 million, as compared with $9.0 million for the three months ended September 30, 2021. The increase in interest expense, net was primarily due to the year over year increase in variable rate debt, which was partially offset by lower outstanding debt during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Debt Extinguishment Costs
Debt extinguishment costs for the three months ended September 30, 2021 were $15.2 million.
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

Other Expense (Income), Net
Other expense (income), net for the three months ended September 30, 2022 was expense of $1.9 million, a change of $2.1 million, as compared with income of $0.2 million for the three months ended September 30, 2021. The change in other expense, net primarily consisted of a lower net periodic benefit for the defined benefit pension and postretirement plans of $0.9 million and increases in other net costs of $1.2 million.
Provision for Income Taxes
The provision for income taxes for the three months ended September 30, 2022 was $9.0 million compared to a $2.6 million provision for the three months ended September 30, 2021. The effective income tax rate for the three months ended September 30, 2022 was 29.6% compared to 35.6% for the three months ended September 30, 2021.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended September 30, 2022 was mainly due to state and local taxes, a discrete shortfall tax expense related to stock compensation, and a discrete tax expense associated with the Employee Retention Credit.
Net Income (Loss) Attributable to Ecovyst
After the effect of the non-controlling interest in earnings of subsidiaries for each period presented, net income attributable to Ecovyst was $21.3 million for the three months ended September 30, 2022 compared with net loss of $71.3 million for the three months ended September 30, 2021.
Adjusted EBITDA
Summarized Segment Adjusted EBITDA information is shown below in the following table:

	Three months ended September 30,		Change
	2022	2021	$	%
	(in millions, except percentages)
Segment Adjusted EBITDA:(1)
Ecoservices	$64.1	$51.9	$12.2	23.5%
Catalyst Technologies(2)	19.3	25.5	(6.2)	(24.3)%
Unallocated corporate expenses	(8.0)	(8.0)	—	—%
Total Adjusted EBITDA	$75.4	$69.4	$6.0	8.6%

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
(2)The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment was $8.7 million for the three months ended September 30, 2022, which includes $3.2 million of equity in net income, excluding $1.6 million of amortization of investment in affiliate step-up plus $3.9 million of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment was $14.5 million for the three months ended September 30, 2021, which includes $8.8 million of equity in net income, excluding $1.6 million of amortization of investment in affiliate step-up plus $4.1 million of joint venture depreciation, amortization and interest.
Ecoservices: Adjusted EBITDA for the three months ended September 30, 2022 was $64.1 million, an increase of $12.2 million, or 23.5%, compared with $51.9 million for the three months ended September 30, 2021. The increase in Adjusted EBITDA was a result of favorable regeneration services and virgin sulfuric acid pricing that more than covered higher variable costs, along with increased demand for regeneration services during the quarter.
Catalyst Technologies: Adjusted EBITDA for the three months ended September 30, 2022 was $19.3 million, a decrease of $6.2 million, or 24.3%, compared with $25.5 million for the three months ended September 30, 2021. The decrease in Adjusted EBITDA was primarily a result of unfavorable product mix and higher production costs, partially offset by higher sales volumes.

A reconciliation of net income from continuing operations to Adjusted EBITDA is as follows:

	Three months ended September 30,
	2022	2021
	(in millions)
Reconciliation of net income from continuing operations to Adjusted EBITDA
Net income from continuing operations	$21.3	$4.7
Provision for income taxes	9.0	2.6
Interest expense, net	9.5	9.0
Depreciation and amortization	19.6	20.6
EBITDA	59.4	36.9
Joint venture depreciation, amortization and interest(a)	3.9	4.1
Amortization of investment in affiliate step-up(b)	1.6	1.6
Debt extinguishment costs	—	15.2
Net loss on asset disposals(c)	0.5	2.2
Foreign currency exchange loss(d)	1.0	0.9
LIFO benefit(e)	(0.4)	(1.3)
Transaction and other related costs(f)	1.8	0.5
Equity-based compensation	4.7	10.2
Restructuring, integration and business optimization expenses(g)	1.3	0.1
Defined benefit pension expense (benefit)(h)	0.3	(1.0)
Other(i)	1.3	—
Adjusted EBITDA	$75.4	$69.4

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

Adjusted Net Income
Summarized adjusted net income information is shown below in the following table:

	Three months ended September 30,
	2022			2021
	Pre-tax	Tax expense (benefit)	After-tax	Pre-tax	Tax expense (benefit)	After-tax
	(in millions)
Reconciliation of net income from continuing operations to Adjusted Net Income(1)(2)
Net income attributable to Ecovyst Inc.	$30.3	$9.0	$21.3	$7.3	$2.6	$4.7
Amortization of investment in affiliate step-up(b)	1.6	0.5	1.1	1.6	0.5	1.1
Debt extinguishment costs	—	—	—	15.2	4.4	10.8
Net loss on asset disposals(c)	0.5	0.2	0.3	2.2	0.5	1.7
Foreign currency exchange loss(d)	1.0	0.2	0.8	0.9	0.2	0.7
LIFO benefit(e)	(0.4)	(0.1)	(0.3)	(1.3)	(0.4)	(0.9)
Transaction and other related costs(f)	1.8	0.5	1.3	0.5	0.2	0.3
Equity-based compensation	4.7	0.1	4.6	10.2	2.9	7.3
Restructuring, integration and business optimization expenses(g)	1.3	0.4	0.9	0.1	0.1	—
Defined benefit pension plan expense (benefit)(h)	0.3	0.1	0.2	(1.0)	(0.3)	(0.7)
Other(i)	1.3	0.4	0.9	—	—	—
Adjusted Net Income, including Intraperiod allocation	$42.4	$11.3	$31.1	$35.7	$10.7	$25.0
Intraperiod allocation for restating discontinued operations(3)	—	—	—	—	(0.5)	0.5
Adjusted Net Income	$42.4	$11.3	$31.1	$35.7	$10.2	$25.5

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
The adjustments to net income attributable to Ecovyst Inc. are shown net of applicable tax rates as determined by the calculation of our quarterly tax provision under interim financial reporting for the three months ended September 30, 2022 and September 30, 2021, except for the foreign currency exchange loss, impacts of tax rate changes and the effects of the sale of assets for which the taxes are calculated as discrete items using the applicable statutory income tax rates.

Results of Operations
Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Highlights
The following is a summary of our financial performance for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021.
Sales
•Sales increased $196.4 million to $637.4 million. The increase in sales was primarily due to higher sales volumes and higher average selling prices, including the favorable pass-through of sulfur pricing.
Gross Profit
•Gross profit increased $53.1 million to $175.3 million. The increase in gross profit was primarily due to the higher sales volume and favorable pricing, partially offset by increased manufacturing costs.
Operating Income
•Operating income increased by $45.8 million to $82.4 million. The increase in operating income was due to an increase in gross profit and lower selling, general and administrative expenses, partially offset by higher other operating expenses.
Equity in Net Income of Affiliated Companies
•Equity in net income of affiliated companies for the nine months ended September 30, 2022 was $17.4 million, compared with $20.7 million for the nine months ended September 30, 2021. The decrease of $3.3 million was due to lower earnings generated by the Zeolyst Joint Venture during the nine months ended September 30, 2022, driven by lower sales volumes within the joint venture.

The following is our unaudited condensed consolidated statements of income and a summary of financial results for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,		Change
	2022	2021	$	%
	(in millions, except percentages)
Sales	$637.4	$441.0	$196.4	44.5%
Cost of goods sold	462.2	318.8	143.4	45.0%
Gross profit	175.3	122.2	53.1	43.5%
Gross profit margin	27.5%	27.7%
Selling, general and administrative expenses	67.8	68.8	(1.0)	(1.5)%
Other operating expense, net	25.1	16.8	8.3	49.4%
Operating income	82.4	36.6	45.8	125.1%
Operating income margin	12.9%	8.3%
Equity in net (income) from affiliated companies	(17.4)	(20.7)	3.3	(15.9)%
Interest expense, net	26.9	28.2	(1.3)	(4.6)%
Debt extinguishment costs	—	26.9	(26.9)	(100.0)%
Other expense, net	2.5	3.1	(0.6)	(19.4)%
Income (loss) before income taxes and noncontrolling interest	70.4	(0.9)	71.3	NM
Provision for income taxes	22.0	5.1	16.9	331.4%
Effective tax rate	31.2%	(610.9)%
Net income (loss) from continuing operations	48.4	(6.0)	54.4	(906.7)%
Net loss from discontinued operations, net of tax	—	(159.1)	159.1	(100.0)%
Net income (loss)	48.4	(165.1)	213.5	(129.3)%
Less: Net income attributable to the noncontrolling interest—discontinued operations	—	0.3	(0.3)	(100.0)%
Net income (loss) attributable to Ecovyst Inc.	$48.4	$(165.4)	$213.8	(129.3)%

Sales

	Nine months ended September 30,		Change
	2022	2021	$	%
Sales:	(in millions, except percentages)
Ecoservices	$542.7	$358.5	$184.2	51.4%
Catalyst Technologies	94.7	82.5	12.2	14.8%
Total sales	$637.4	$441.0	$196.4	44.5%

Ecoservices: Sales in Ecoservices for the nine months ended September 30, 2022 were $542.7 million, an increase of $184.2 million, or 51.4%, compared to sales of $358.5 million for the nine months ended September 30, 2021. The increase in sales reflects a $146.5 million increase associated with higher average selling prices and a $37.7 million contribution from higher sales volumes. Higher average selling prices benefited from favorable pricing, including the pass-through of higher freight, labor, and energy indexed costs, as well as the pass-through of higher sulfur costs of $87.2 million. Sales volumes increased in both regeneration services and virgin sulfuric acid driven in large part by demand recovery.
Catalyst Technologies: Sales in Catalyst Technologies for the nine months ended September 30, 2022 were $94.7 million, an increase of $12.2 million, or 14.8%, compared to sales of $82.5 million for the nine months ended September 30, 2021. The increase in sales was driven by demand for our polyethylene catalysts and higher average selling prices.

Gross Profit
Gross profit for the nine months ended September 30, 2022 was $175.3 million, an increase of $53.1 million, or 43.5%, compared with $122.2 million for the nine months ended September 30, 2021. The increase in gross profit reflects a $39.6 million contribution associated with higher sales volumes, and higher average selling prices of $151.9 million, which were partially offset by higher manufacturing costs of $127.9 million and a $10.5 million impact associated with less favorable product mix.
The increase in gross profit was driven by favorable pricing, including the pass through of higher variable and sulfur costs, along with higher volume demand in both the Ecoservices and Catalyst Technologies businesses. Rising inflation costs on raw materials, energy, and transportation primarily drove the higher manufacturing costs that were more than offset in price.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2022 was $67.8 million, a decrease of $1.0 million as compared to $68.8 million for the nine months ended September 30, 2021. The decrease in selling, general and administrative expenses was due to a decrease in stock-based compensation expense of $5.4 million, which consisted of $4.0 million of incremental cost recognized during the nine months ended September 30, 2021 in connection with the modifications of our equity incentive awards and stock options associated with the special dividend and sale of the Performance Chemicals business in August 2021, with the remaining decrease driven by forfeitures of equity incentive awards in 2022 by former Company executives and employees of the Performance Chemicals business. This was mostly offset by $3.4 million of income generated during the nine months ended September 30, 2021 from the transition service agreements entered into as part of the sales of the Performance Materials and Performance Chemicals businesses, and net decreases in other costs of $1.0 million.
Other Operating Expense, Net
Other operating expense, net for the nine months ended September 30, 2022 was $25.1 million, an increase of $8.3 million, compared with $16.8 million for the nine months ended September 30, 2021. The increase in other operating expense, net was mainly driven by increases of $3.4 million in severance charges associated with former executives and $5.9 million in residual costs from the Performance Chemicals divestiture and other transactions costs.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the nine months ended September 30, 2022 was $17.4 million, compared to $20.7 million for the nine months ended September 30, 2021. The decrease was primarily due to $3.3 million of lower earnings from the Zeolyst Joint Venture during the nine months ended September 30, 2022.
Interest Expense, Net
Interest expense, net for the nine months ended September 30, 2022 was $26.9 million, a decrease of $1.3 million, as compared with $28.2 million for the nine months ended September 30, 2021. The decrease in interest expense, net was primarily due to lower debt balances, partially offset by rising variable interest rates.
Debt Extinguishment Costs
Debt extinguishment costs were $26.9 million for the nine months ended September 30, 2021.
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

Other Expense, Net
Other expense, net for the nine months ended September 30, 2022 was $2.5 million, a decrease of $0.6 million, as compared to $3.1 million for the nine months ended September 30, 2021. The decrease in other expense, net primarily consisted of foreign currency exchange of $2.6 million related to the non-permanent intercompany debt denominated in local currency and translated to the U.S. dollar, partially offset by a lower net periodic benefit of $1.1 million for the defined benefit pension and postretirement plans.
Provision for Income Taxes
The provision for income taxes for the nine months ended September 30, 2022 was $22.0 million compared to a $5.1 million for the nine months ended September 30, 2021. The effective income tax rate for the nine months ended September 30, 2022 was 31.2% compared to (610.9)% for the nine months ended September 30, 2021.
The Company’s effective income tax rate fluctuates primarily due to GILTI, discrete impacts of the divestiture of the Performance Chemicals business, and tax rate changes.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the nine months ended September 30, 2022 was mainly due to state and local taxes, a discrete shortfall tax expense related to stock compensation, and a discrete tax expense associated with the Employee Retention Credit.
Net Income (Loss) Attributable to Ecovyst
After the effect of the non-controlling interest in earnings of subsidiaries for the period ending September 30, 2021, net income attributable to Ecovyst was $48.4 million for the nine months ended September 30, 2022 compared with net loss of $165.4 million for the nine months ended September 30, 2021.
Adjusted EBITDA
Summarized Adjusted EBITDA information is shown below in the following table:

	Nine months ended September 30,		Change
	2022	2021	$	%
	(in millions, except percentages)
Adjusted EBITDA:(1)
Ecoservices	$173.4	$125.4	$48.0	38.3%
Catalyst Technologies(2)	57.7	64.6	(6.9)	(10.7)%
Unallocated corporate expenses	(23.5)	(25.6)	2.1	(8.2)%
Total	$207.6	$164.4	$43.2	26.3%

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
(2)The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $34.3 million for the nine months ended September 30, 2022, which includes $17.5 million of equity in net income, excluding $4.8 million of amortization of investment in affiliate step-up plus $12.0 million of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $37.1 million for the nine months ended September 30, 2021, which includes $20.8 million of equity in net income, excluding $4.9 million of amortization of investment in affiliate step-up plus $11.4 million of joint venture depreciation, amortization and interest.
Ecoservices: Adjusted EBITDA for the nine months ended September 30, 2022 was $173.4 million, an increase of $48.0 million, or 38.3%, compared with $125.4 million for the nine months ended September 30, 2021. The increase in Adjusted EBITDA was a result of higher volumes, favorable pricing covering rising input costs, including the pass-through of higher sulfur costs, higher raw material and maintenance costs.

Catalyst Technologies: Adjusted EBITDA for the nine months ended September 30, 2022 was $57.7 million, a decrease of $6.9 million, or 10.7%, compared with $64.6 million for the nine months ended September 30, 2021. The decrease in Adjusted EBITDA was due to a less-favorable product mix, as well as higher input and energy production costs, partially offset by higher sales volumes and average selling prices.
A reconciliation of net income (loss) from continuing operations to Adjusted EBITDA is as follows:

	Nine months ended September 30,
	2022	2021
	(in millions)
Reconciliation of net income (loss) from continuing operations to Adjusted EBITDA
Net income (loss) from continuing operations	$48.4	$(6.0)
Provision for income taxes	22.0	5.1
Interest expense, net	26.9	28.2
Depreciation and amortization	58.8	60.1
EBITDA	156.1	87.4
Joint venture depreciation, amortization and interest(a)	12.0	11.4
Amortization of investment in affiliate step-up(b)	4.8	4.9
Debt extinguishment costs	—	26.9
Net loss on asset disposals(c)	1.2	4.5
Foreign currency exchange loss(d)	2.2	4.8
LIFO benefit(e)	—	(2.0)
Transaction and other related costs(f)	6.9	1.6
Equity-based compensation	17.4	22.8
Restructuring, integration and business optimization expenses(g)	6.4	2.4
Defined benefit pension plan benefit(h)	(0.8)	(2.2)
Other(i)	1.4	1.9
Adjusted EBITDA	$207.6	$164.4

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
Adjusted Net Income
Summarized adjusted net income information is shown below in the following table:

	Nine months ended September 30,
	2022			2021
	Pre-tax	Tax expense (benefit)	After-tax	Pre-tax	Tax expense (benefit)	After-tax
	(in millions)
Reconciliation of net income (loss) from continuing operations to Adjusted Net Income(1)(2)
Net income (loss) attributable to Ecovyst Inc.	$70.4	$22.0	$48.4	$(0.9)	$5.1	$(6.0)
Amortization of investment in affiliate step-up(b)	4.8	1.3	3.5	4.9	1.4	3.5
Debt extinguishment costs	—	—	—	26.9	7.5	19.4
Net loss on asset disposals(c)	1.2	0.3	0.9	4.5	1.2	3.3
Foreign currency exchange loss(d)	2.2	0.4	1.8	4.8	1.3	3.5
LIFO benefit(e)	—	—	—	(2.0)	(0.6)	(1.4)
Transaction and other related costs(f)	6.9	1.7	5.2	1.6	0.5	1.1
Equity-based compensation(3)	17.4	0.6	16.8	22.8	6.4	16.4
Restructuring, integration and business optimization expenses(g)	6.4	1.8	4.6	2.4	0.7	1.7
Defined benefit pension plan benefit(h)	(0.8)	(0.2)	(0.6)	(2.2)	(0.6)	(1.6)
Other(i)	1.4	0.4	1.0	1.9	0.6	1.3
Adjusted Net Income, including Intraperiod allocation	$109.9	$28.3	$81.6	$64.7	$23.5	$41.2
Intraperiod allocation for restating discontinued operations(4)	—	—	—	—	(5.3)	5.3
Adjusted Net Income	$109.9	$28.3	$81.6	$64.7	$18.2	$46.5

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
The adjustments to net income attributable to Ecovyst Inc. are shown net of applicable tax rates of 27.7% and 28.0% for the nine months ended September 30, 2022 and 2021, respectively, except for the foreign currency exchange loss, equity-based compensation, transactions and other related costs, and discrete impacts of the divestiture of the Performance Chemicals business.

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
We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our asset based lending revolving credit facility, will be sufficient to meet our presently anticipated future cash needs for at least the next twelve months. We may also pursue strategic acquisition or divestiture opportunities, which may impact our future cash requirements. We may, from time to time, increase borrowings under our asset based lending revolving credit facility to meet our future cash needs. As of September 30, 2022, we had cash and cash equivalents of $121.4 million and availability of $77.6 million under our asset based lending revolving credit facility, after giving effect to $4.0 million of outstanding letters of credit, for a total available liquidity of $199.0 million. We did not have any revolving credit facility borrowings as of September 30, 2022. As of September 30, 2022, we were in compliance with all covenants under our debt agreements.
We held an immaterial balance of cash and cash equivalents in foreign jurisdictions as of September 30, 2022. We continue to repatriate cash held outside of the United States from certain foreign subsidiaries in order to meet domestic liquidity needs. Depending on domestic and foreign cash balances, we have certain flexibility to repatriate funds in order to meet those needs. Specifically, we have an intercompany loan structure in place with foreign subsidiaries that allows us to repatriate foreign cash in a tax efficient manner from those subsidiaries. Repatriation of foreign cash is generally not subject to U.S. federal income taxes at the time of cash distribution. However, foreign earnings may still be taxed for state income tax purposes, as well as subject to certain foreign withholding tax obligations, when cash amounts are distributed back to the U.S.
Our liquidity requirements include interest payments related to our debt structure. As reported, our cash interest paid for the nine months ended September 30, 2022 and 2021 was approximately $24.4 million and $43.1 million, respectively. Before any impact of hedges, a one percent change in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $8.9 million on interest expense. We hedge the interest rate fluctuations on debt obligations through interest rate cap agreements. As of September 30, 2022, we had a $400.0 million of notional variable-rate debt with a cap rate of 1.00% through August 2023, a $250.0 million of notional variable-rate debt with a cap rate of 1.00% through October 2024 and a $250.0 million of notional variable-rate debt with a cap rate of 1.00% through October 2025.
The Company’s off-balance sheet arrangements include $4.0 million of outstanding letters of credit on our ABL Facility as of September 30, 2022.

Cash Flow

	Nine months ended September 30,
	2022	2021
	(in millions)
Continuing Operations
Net cash provided by (used in):
Operating activities	$109.3	$92.3
Investing activities	(43.6)	892.9
Financing activities	(82.6)	(963.5)
Discontinued Operations
Net cash used in:
Operating activities	—	(7.4)
Investing activities	—	(40.9)
Financing activities	—	(1.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.6)	(4.7)
Net change in cash and cash equivalents	(19.5)	(32.4)
Cash and cash equivalents at beginning of period	140.9	137.2
Cash, cash equivalents and restricted cash at end of period of continuing operations	$121.4	$104.8

	Nine months ended September 30,
	2022	2021
	(in millions)
Continuing Operations
Net income	$48.4	$(6.0)
Non-cash and non-working capital related activities(1)	106.2	110.0
Changes in working capital	(42.5)	(18.5)
Other operating activities	(2.8)	6.8
Net cash provided by operating activities, continuing operations	$109.3	$92.3

(1)Includes depreciation, amortization, amortization of deferred financing costs and original issue discount, foreign currency exchange gains and losses, deferred income tax provision (benefit), net (gains) losses on asset disposals, stock compensation expense and equity in net income and dividends received from affiliated companies.

	Nine months ended September 30,
	2022	2021
	(in millions)
Continuing Operations
Working capital changes that (used) provided cash:
Receivables	$(28.4)	$(33.8)
Inventories	3.2	6.1
Prepaids and other current assets	(5.2)	(8.4)
Accounts payable	2.0	10.1
Accrued liabilities	(14.1)	7.5
	$(42.5)	$(18.5)

	Nine months ended September 30,
	2022	2021
	(in millions)
Continuing Operations
Purchases of property, plant and equipment	$(39.5)	$(44.6)
Proceeds from business divestiture, net of cash	—	980.4
Payments for business divestiture, net of cash	(3.7)	—
Business combinations, net of cash acquired	(0.5)	(42.8)
Other, net	0.1	(0.1)
Net cash (used in) provided by investing activities, continuing operations	$(43.6)	$892.9

	Nine months ended September 30,
	2022	2021
	(in millions)
Continuing Operations
Net cash borrowings (repayments) on debt obligations	$(6.8)	$(532.1)
Proceeds from failed sale lease-back	—	14.6
Dividends paid to stockholders	—	(435.6)
Repurchases of common shares	(73.7)	—
Tax withholdings on equity award vesting	(0.3)	(1.5)
Repayment of financing obligations	(1.8)	(0.5)
Other	—	(8.4)
Net cash used in financing activities, continuing operations	$(82.6)	$(963.5)

The following discussions related to our cash flows are presented on a continuing operations basis, which excludes the cash flows from our Performance Materials and Performance Chemicals businesses accounted for as discontinued operations during the nine months ended September 30, 2021.
Net cash provided by operating activities was $109.3 million for the nine months ended September 30, 2022, compared to $92.3 million provided for the nine months ended September 30, 2021. Cash generated by operating activities, other than changes in working capital, was higher during the nine months ended September 30, 2022 by $41.1 million compared to the same period in the prior year. The change in working capital during the nine months ended September 30, 2022 was unfavorable compared to the nine months ended September 30, 2021. Cash used to fund working capital was $42.5 million and $18.5 million for the nine months ended September 30, 2022 and 2021, respectively.
The increase in cash generated by operating activities, other than changes in working capital, was higher by $41.1 million as compared to the prior year period primarily due to an increase in operating profit and an increase in dividends received from affiliated companies. Prior year cash generated by operating activities includes debt extinguishment costs.
The decrease in cash from working capital of $24.0 million as compared to the prior year was primarily due to unfavorable changes in inventories, accounts payable, and accrued liabilities which were partially offset by favorable changes in accounts receivables and prepaids and other current assets.
The favorable change in accounts receivable was driven by the timing of sales as well as decreased sales volume. The unfavorable change in inventory was due to the inflation costs on raw materials and finished goods, where as cash provided in prior period was due to the timing of sales orders and inventory build. The unfavorable change in accounts payable is due to the timing of vendor payments as well as higher capital spending. The unfavorable change in accrued liabilities relates to changes in various expense accruals.
Net cash used in investing activities was $43.6 million for the nine months ended September 30, 2022, compared to cash provided of $892.9 million during the same period in 2021. Cash used in investing activities consisted of utilizing $39.5 million and $44.6 million to fund capital expenditures during the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2021, we divested our Performance Chemicals business and received $980.4 million in net proceeds and acquired Chem32, LLC for $42.8 million. During the nine months ended September 30, 2022, we made an additional payment related to our divestiture of our Performance Chemicals business representing the final adjustments to the sale price of $3.7 million.

Net cash used in financing activities was $82.6 million for the nine months ended September 30, 2022, compared to net cash used of $963.5 million during the same period in 2021. Net cash used in financing activities was primarily driven by $6.8 million of debt repayment charges, repurchases of common stock of $73.7 million, and repayments of financing obligation principal of $1.8 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2021, we used the proceeds from the divestiture of the Performance Chemicals business to repay approximately $526.4 million of outstanding debt, pay a special dividend of $435.6 million and pay a redemption premium on our debt of $8.5 million.
Debt

	September 30, 2022	December 31, 2021
	(in millions)
Senior Secured Term Loan Facility due June 2028	$888.8	$895.5
ABL Facility	—	—
Total debt	888.8	895.5
Original issue discount	(7.8)	(8.8)
Deferred financing costs	(4.3)	(4.9)
Total debt, net of original issue discount and deferred financing costs	876.7	881.8
Less: current portion	(9.0)	(9.0)
Total long-term debt, excluding current portion	$867.7	$872.8

As of September 30, 2022, our total debt was $888.8 million, excluding the original issue discount of $7.8 million and deferred financing fees of $4.3 million for our senior secured credit facilities. Our net debt as of September 30, 2022 was $767.4 million, including cash and cash equivalents of $121.4 million. We may seek, subject to market conditions and other factors, opportunities to repurchase, refinance or otherwise reprice our debt.
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

	Nine months ended September 30,
	2022	2021
	(in millions)
Maintenance capital expenditures	$31.5	$29.3
Growth capital expenditures	6.0	8.8
Total capital expenditures	$37.5	$38.1

Capital expenditures remained at a level sufficient for required maintenance and certain expansion growth initiatives during these periods. Maintenance capital expenditures were slightly higher in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to higher turnaround expenditures. Growth capital expenditures were slightly lower in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, due to the completion of several expansion projects in 2021.

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
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2022 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS.
“Item 1A, Risk Factors” in our Annual Report on Form 10-K, as supplemented by “Item 1A, Risk Factors” in our quarterly report on Form 10-Q for the quarter ended March 31, 2022, which we refer to as the First Quarter From 10-Q, and by “Item 1A, Risk Factors” in our quarterly report on Form 10-Q for the quarter ended June 30, 2022, which we refer to as the Second Quarter Form 10-Q, includes a discussion of our risk factors. The information should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K, as supplemented by our First and Second Quarter Form 10-Q. There have been no material changes from the risk factors described in our Annual Report on Form 10-K, as supplemented by our First and Second Quarter Form 10-Q.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table contains information about purchases of our common stock during the third quarter of 2022:

	Total Number of Shares of Common Stock Purchased(1)	Average Price Paid per Share of Common Stock (2)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Dollar Value) of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in thousands)

July 1, 2022—July 31, 2022	1,077,640	$9.77	1,077,640	$430,644
August 1, 2022—August 31, 2022	6,500,000	$8.36	6,500,000	$376,328
September 1, 2022—September 30, 2022	—	$—	—	$376,328
Total	7,577,640

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
On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for certain large corporations with average annual adjusted financial statement income in excess of $1 billion for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. Historically, during the year we have made discretionary share repurchases. Beginning in 2023, these purchases would be subject to the excise tax. Based on the historical net repurchase activity the excise tax and the other provisions of the IRA are not expected to have a material impact on our results of operations or financial position. However, we are still in the process of analyzing the provisions of the IRA.
During the three months ended September 30, 2022, the Company repurchased 1,077,640 shares of its common stock on the open market at an average price of $9.77 per share, for a total of $10.5 million. Additionally, in connection with a secondary offering of the Company’s common stock in August 2022, the Company repurchased 6,500,000 shares of its common stock sold in the offering from the underwriters at a price of $8.36 per share simultaneous with the closing of the offering, for a total of $54.3 million. As of September 30, 2022, $376.3 million was available for additional share repurchases under the program. There were no repurchases during September 2022.
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
101
The following materials from the Quarterly Report on Form 10-Q of Ecovyst Inc. for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags

104	The cover page from the Quarterly Report on Form 10-Q of Ecovyst Inc. for the quarter ended September 30, 2022, formatted in Inline XBRL and included as Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecovyst Inc.

Date:	November 4, 2022	By:	/s/ MICHAEL FEEHAN
Michael Feehan
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)