Form 10-K
period 2022-12-31
Ecovyst Inc.
filed 2023-02-28
CIK 1708035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐ This check box has been left unanswered pending adoption of the underlying rules.
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐ This check box has been left unanswered pending adoption of the underlying rules.
The aggregate market value of Ecovyst Inc. voting and non-voting common equity held by non-affiliates as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price of $9.85 per share as reported on the New York Stock Exchange was $647,733,853.

The number of shares of common stock outstanding as of February 23, 2023 was 123,194,080.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Ecovyst Inc. Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Ecovyst Inc.

INDEX—FORM 10-K
December 31, 2022

i

PART I
Forward-looking Statements and Risk Factor Summary
This Annual Report on Form 10-K (“Form 10-K”) includes “forward-looking statements” that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should” and similar expressions are intended to identify these forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objections, and financial needs. Examples of forward-looking statements include, but are not limited to, statements we make regarding demand trends, and/or Russia’s invasion of Ukraine and related economic effects on our operations and financial results and our liquidity, and our belief that our current level of operations, cash and cash equivalents, cash flow from operations and borrowings under our credit facilities and other lines of credit will provide us adequate cash to fund the working capital, capital expenditure, debt service and other requirements for our business for at least the next twelve months.
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
•disruption, failure or cyber security breaches affecting or targeting computers and infrastructure used by us or our business partners may adversely impact our business and operations;
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
ITEM 1.    BUSINESS.
Ecovyst Inc. (“Ecovyst” or the “Company”), formerly PQ Group Holdings Inc. (“PQ Group Holdings”) was incorporated in Delaware on August 7, 2015. We trace our roots to 1831, and our business has a nearly 200-year history of innovation, enabling environmental improvements in areas such as fuel efficiency and emissions, while improving the sustainability of our planet. On May 4, 2016, we consummated a series of transactions (the “Business Combination”) to reorganize and combine the then-existing businesses with Eco Services Operations LLC under a new holdings company, then called PQ Group Holdings. On October 3, 2017, we completed our initial public offering (“IPO”). On August 1, 2021, we changed our name from “PQ Group Holdings Inc.” to “Ecovyst Inc.,” changed the ticker symbol of our common stock listed on the New York Stock Exchange from “PQG” to “ECVT” and rebranded our former segments from “Refining Services” to “Ecoservices” and “Catalysts” to “Catalyst Technologies.” Our common stock is listed on the New York Stock Exchange under the stock ticker “ECVT.” Unless the context otherwise indicates, the terms “Ecovyst Inc.,” “we,” “us,” “our,” or the “Company” mean Ecovyst Inc. and our subsidiaries.
On December 14, 2020, we completed the sale of our Performance Materials business to Potters Buyer, LLC (the “Purchaser”), an affiliate of The Jordan Company, L.P., for a purchase price of $650 million, which was subject to certain adjustments for indebtedness, working capital, and cash at the closing of the transaction. The results of operations, financial condition, and cash flows for the Performance Materials businesses are presented herein as discontinued operations. Except where noted, any tables, percentages or metrics included within this filing exclude the results of our former Performance Materials business. Additionally, our Board of Directors (the “Board”) declared a special cash dividend of $1.80 per share, payable on December 14, 2020 to shareholders of record as of the close of business on December 21, 2020. Refer to Note 4 to our Consolidated Financial Statements for additional information.

Effective on August 1, 2021, we completed the sale of our Performance Chemicals business for $1.1 billion, subject to certain adjustments set forth in the agreement. We used a portion of the net cash proceeds to repay the entire 2018 Term Loan Facility (as defined below) of $231.4 million and the 5.75% Senior Unsecured Notes (as defined below) of $295.0 million. The 5.75% Senior Unsecured Notes were redeemed at a redemption price equal to the sum of 102.875% of the principal amount of the 5.75% Senior Unsecured Notes plus accrued and unpaid interest to, but excluding, August 2, 2021. Additionally, our Board declared a special cash dividend of $3.20 per share, payable on August 23, 2021 to shareholders of record as of the close of business on August 12, 2021. The results of operations, financial condition, and cash flows for the Performance Chemicals business are presented herein as discontinued operations. Refer to Note 5 to our Consolidated Financial Statements for additional information.
Our Company
We are a leading, integrated and innovative global provider of specialty catalysts and services. We believe that our products, which are predominantly inorganic, and services contribute to improving the sustainability of the environment. Our value-added products seek to address global demand trends that are often either the subject of significant environmental and safety regulations or are driven by consumer preferences for more sustainable products, which provides us with high-margin growth opportunities. We believe that our products contribute to lower emissions and cleaner air, higher fuel efficiency and cleaner fuels, and help advance the global transition to clean energy. Specifically, our products and solutions help companies in the production of renewable fuels and help to produce vehicles with improved fuel efficiency and cleaner emissions. Because our products are predominantly inorganic and carbon-free, we believe we contribute to improving the sustainability of our planet.
We believe we are a leader in each of our business segments, holding what we estimate to be a number one or number two supply share position for products that generated more than 90% of our 2022 sales and our proportionate 50% share of sales attributable to the Zeolyst JV, respectively. We believe that our global footprint and efficient network of strategically located manufacturing facilities provide us with a strong competitive advantage in serving our customers both regionally as well as globally.
We believe, with our long history of established partnerships with our customers and our reputation for providing reliable, quality of products and solutions, our products deliver significant value to our customers, as demonstrated by our profit margins. Our products typically constitute a small portion of our customers’ overall end-product costs, yet are critical to product performance.
We have a long track record of innovation that is reflected in our technical and production expertise in silica, zeolites and catalyst technologies.
We are highly diversified by business, geography and end use. In 2022, the majority of our sales were for applications that have historically had relatively predictable, consistent demand patterns driven by consumption or frequent replacement cycles.
As a result of our competitive strengths, we have generally maintained stable margins through changing macro economic cycles.
In 2022, we served global customers across many end uses and as of December 31, 2022, operated out of ten strategically located manufacturing facilities.

(1)Percentage calculations include $132.6 million of sales attributable to the Zeolyst Joint Venture (“Zeolyst JV”), which represents 50% of its total sales for the year ended December 31, 2022. The Zeolyst JV sales are included in both the Clean Fuels, Emission Control & Others and Polymers & Engineered Plastics end uses. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis of Presentation” for a description of the treatment of the Zeolyst Joint Venture in our consolidated financial information.
(2)Based on the delivery destination for products sold in 2022.
Our Strategy
We intend to capitalize on our strong business foundation, sustainability driven innovation and customer partnerships to grow sales, maintain high margins, deploy capital efficiently and generate consistent free cash flow in order to create shareholder value. We believe that our long history of operational excellence and proven reliability, technology leadership, strong customer relationships, innovation track record and consistent business execution developed from our industry experience positions us well to execute our business strategy.

Our Industry
Our industry is characterized by constant development of new products and the need to support customers with new product innovation and technical services. This innovation is coupled with consistent product quality and a reliable source of supply, delivered in a safe and environmentally sustainable manner. Products sold to our customers can be high value-add even when they represent a small portion of the overall end product costs, and success can be achieved by helping customers improve their product performance, value, and quality. As a result, operating margins in this sector have historically been high and generally stable through economic cycles. In addition, many products in the specialty chemicals industry benefit from economics that favor incumbent producers because the capital cost to expand existing capacity is typically significantly less than the capital cost necessary to build a new plant. The combination of attractive operating margins and generally predictable maintenance capital expenditure requirements provides the ability to produce attractive cash flows.
Our Product End Uses
The table below summarizes our key end use applications and products, as well as the significant growth drivers in those applications.

	Sales including Zeolyst JV Total Sales(1)
Key End Uses	2022	2021	2020	Significant Growth Drivers	Key Products
Clean Fuels, Emission Control & Other	14%	19%	18%	• Global regulatory requirements to:	• Refining hydrocracking catalysts
				• Remove sulfur from diesel and gasoline	• Emission control catalysts
				• Remove nitrogen oxides from tailpipe emissions	• Catalysts used in the production of renewable fuels
				• Growing demand for renewable fuels	• Catalyst activation
				• Growing demand for ex-situ catalyst activation to support traditional and renewable fuels production	• Aluminum sulfate solution
				• Improve lubricant characteristics to improve fuel efficiencies	• Ammonium bisulfite solution
				• Municipal and industrial water treatment
Polymers & Engineered Plastics	15%	17%	19%	• Demand for high-density polyethylene used for strengthening and light weighting components	• Catalysts for high-density polyethylene and chemicals syntheses
				• Demand for increased process efficiency and reduction of by-products in production chemicals	• Antiblocks for film packaging
				• Growing demand for recycling of materials	• Niche custom catalyst
Regeneration and Treatment Services	36%	35%	38%	• Increase gasoline octane in order to improve fuel efficiency while lowering vapor pressure and sulfur to regulated levels	• Sulfuric acid regeneration services
				• High industry utilization	• Treatment services
				• Growing demand for applications in hazardous and non-hazardous waste
Industrial, Mining & Automotive	35%	29%	25%	• Demand for metals and minerals for low carbon technologies and infrastructure	• Sulfuric acid for mining
				• Demand for a wide range of products including construction materials, auto, consumer goods, and chemicals	• Sulfur derivatives for industrial production
				• Recovery in global oil drilling/U.S. copper production	• Sulfur derivatives for nylon production

(1)     Percentage calculations include $132.6 million, $131.3 million and $128.6 million of sales attributable to the Zeolyst JV, which represents 50% of its total sales for each of the years ended December 31, 2022, 2021 and 2020, respectively. The Zeolyst JV sales are included in both the Clean Fuels, Emission Control & Other and Polymers & Engineered Plastics key end uses. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis of Presentation” for a description of the treatment of the Zeolyst Joint Venture in our consolidated financial information.
Competitive Business Strengths
Favorable Secular Growth Trends Across the Portfolio
We focus on serving end use applications where we believe significant growth potential exists. Our products and services address our customers’ needs, which are typically driven either by regulatory requirements or consumer preferences, on a global basis. We believe that our products and services incorporate innovative environmental and safety solutions to address evolving customer demands, examples of which include the following:
•Increased use of plastics as a substitute for heavier and less versatile materials, such as glass and metal, is driving increased global demand for polyethylene capacity expansions and production. Further, we are seeing expansions shift towards silica-based technology, which we believe will drive growth for our Silica Catalysts product group within our Catalyst Technologies segment; and
•Light- and heavy-duty diesel engines are subject to a broad set of regulatory requirements and increasingly strict standards. We believe these trends present global opportunities for the Zeolyst Joint Venture to support our customers in meeting these standards through our sales of emission control catalysts. While the US Environmental Protection Agency and European Union have led other nations in terms of standards that limit the amount of nitrogen oxides, carbon dioxide and other emissions for diesel engines, other emerging regions are implementing similar standards, specifically China, with the China VI (equivalent to Euro VI) emission standard enacted in 2020.
We believe that stringent fuel efficiency standards that spur the use of high compression engines requiring higher-octane gasoline and continued stringent regulatory requirements for gasoline will continue to encourage strong alklyate production at our refining customers. We believe that our Ecoservices segment is well positioned to benefit from any related growth in demand for alkylate.
We also believe we have opportunities to displace other less environmentally friendly materials for industrial and consumer good applications through our business segments. Our Ecoservices segment is the largest North American recycler of sulfuric acid and one of the largest consumers of refinery by-products of sulfur, enabling them to be converted to other applications. In our Catalyst Technologies segment, we are helping our customers meet evolving regulatory requirements for the reduction of sulfur from diesel fuel and reduction of NOx emissions from diesel engines through our custom zeolites. Similarly, we believe our specialty zeolites and silica supported catalysts are enabling our customers to improve fuel economy and utilize renewable resources through development of improved lubricants, lightweight polymers and renewable transportation fuel.
Leading Supply Positions
We believe that we maintain a leading supply position for certain products sold within each of our segments, holding what we estimate to be the number one or two supply share position in 2022 for products that generated more than 90% of our sales and our proportionate 50% share of sales attributable to the Zeolyst JV, respectively. We believe that our global footprint and efficient network of strategically located manufacturing facilities provides us with a strong competitive advantage in serving our customers both globally and regionally, and that it would be costly for our competitors to replicate our network.
In our Catalyst Technologies segment, we primarily compete on a global basis. We are a leading supplier of zeolite-based catalyst used to remove sulfur in the refinery hydrocracking process, and emission control catalysts used in the heavy- and light-duty diesel industries to reduce nitrogen oxides emissions. We are also a global supplier of silica catalysts and supports for polyethylene manufacturers and other niche custom catalyst applications, including supplying catalyst used to produce methyl methacrylate (“MMA”).

In our Ecoservices segment, we hold an estimated number one supply share position in the United States in sulfuric acid regeneration services based on 2022 sales volume of greater than 50%.Innovation Track Record
We believe a key competitive advantage is derived from our depth of expertise in silica, zeolites and catalysts technologies. Further, we have the ability to tailor and scale specialty grades to meet changing demands and technical support for large scale commercialization. Many of our products require close customer collaboration to address constantly evolving customer application challenges. Given the long lead-time required for product development and commercialization, which can be up to ten years, we work closely and build long-term relationships with our customers. In many cases, our relationships have spanned decades given our ability to meet customized specifications and performance characteristics while also maintaining strict quality standards.
These long-term relationships have allowed us to innovate together with our customers to meet evolving demands. For example, we have developed zeolite-based catalysts that are an effective and efficient method to reduce pollutants from heavy- and light-duty diesel engines and enable our customers to meet increasingly stringent vehicle emission standards worldwide. We also manufacture zeolite-based catalysts used in the production of renewable fuels to help advance the global transition to clean energy. In addition, our proprietary silica catalyst has enabled development of a high strength high-density polyethylene (“HDPE”) resin that is used for making lightweight plastic gasoline tanks for automobiles.
Long-Term, High-Quality Customer Relationships
We collaborate with leading multinational companies that often seek global solutions. Our customers include large industrial companies such as Exxon Mobil, BASF and Chevron Products, and global catalyst producers such as Albemarle and Grace. We also supply catalysts to leading chemical and petrochemical producers such as BASF, Dow Chemical, Mitsubishi Chemical, LyondellBasell and Shell. We have long-term relationships with our top ten customers, based on 2022 sales, that average more than 50 years. In addition, our customer base is diversified, with our top ten customers in 2022 representing approximately 58% of our sales for the year ended December 31, 2022 (including our proportionate 50% share of sales attributable to the Zeolyst JV), and one customer representing 13% or $103.3 million of our sales in both our Ecoservices and Catalyst Technologies businesses during this period.
Secured Contractual Pass-through of Raw Material Costs Support Stable Margins
We have been able to mitigate the impact of raw material or energy price volatility using a variety of mechanisms, including hedging and raw material cost pass-through mechanisms in our sales contracts and other adjustment provisions. Most of our Ecoservices contracts feature minimum volume protection and/or quarterly price adjustments for items such as commodity inputs, labor, the Chemical Engineering Plant Cost Index and natural gas. In 2022, approximately 83% of our Ecoservices segment sales were sold under contracts that included some form of raw material pass-through clause. These price adjustments generally reflect our Ecoservices actual cost structure in producing sulfuric acid, and tend to provide us with some protection against volatility in labor, fixed costs and raw material pricing. Freight expenses are generally passed through directly to customers.
Our products are predominantly inorganic and carbon-free, and are produced from readily available raw materials. We also use natural gas in our manufacturing process where our North American facilities have benefited from the plentiful supplies of shale gas. In addition, we have long-term contracts and relationships with many of our key raw materials suppliers across all of our business segments.
Long Term Customer Contracts Enhance Sales Predictability and Stability
We partner with many of our customers under long-term contract agreements, 100% requirement arrangements and/or specified products for certain license production processes. In our Ecoservices segment, approximately 40% of our production capacity serves customers with staggered multi-year commitment contracts with potential for value pricing resets and cost pass-through for our regeneration services product line that enhances sales and margin predictability and stability. Excluding contracts with automatic evergreen provisions, approximately 30% of our sulfuric acid volume for the year ended December 31, 2022 was under contracts expiring at the end of 2023 or beyond.

In our Catalyst Technologies segment, we are either the sole or dual supplier to key global customers under various term agreements up to 10 years for each of polyethylene catalysts and silica catalysts supports. Further, we have a multi-year supply agreement for MMA catalyst with a leading global producer. In our zeolite catalysts product group, where we supply catalysts and zeolite powders for refining, renewable fuels, and emission controls applications, we operate with a mix of evergreen and various term contracts depending on the product customization. These terms, in line with industry standards, provide us with flexibility in satisfying customers.
Strategic and Differentiated Manufacturing Know-how and Supply Chain Global Network
Ecoservices’ predecessor company, Stauffer Chemical, was a leader in pioneering the current sulfuric acid regeneration technology in the 1940s. Since then, we have leveraged our process technology expertise and ability to deliver our products by barge, rail, truck and pipeline to become the largest sulfuric acid regenerator in North America and a leading North American producer of high-quality virgin sulfuric acid. Ecoservices has also applied its expert knowledge in thermal decomposition to provide treatment services for hazardous/non-hazardous wastes, and most recently activate catalysts with our patented Chem32 technology.
Our Catalyst Technologies product development and manufacturing technology is customized based on deep silica based and zeolite based material science know-how. Our R&D centers seek to develop fit for purpose catalysts with customers. We believe we have a differentiated capability to develop such products and manufacture them consistently.
Stable Margins and Cash Flow Generation Across Changing Macroeconomic Cycles
The secular trends supporting many of our business segments has allowed us to maintain stable margins while continuing to grow in different macroeconomic environments. We believe that the stability of our margins and cash flows is also aided by long term sales contracts and material cost pass-through. Our ability to enter into favorable contracts and terms with customers is driven by our long history of collaborative relationships and track record of providing value-added products and services. We believe that our value-added products and services have proven to be critical to the performance of our customers’ products, and typically represent only a small portion of our customers’ overall end-product costs.
We believe our strong commercial contact structure enables our businesses to generate strong operating cash flow. In addition, our cash flow generation has been driven, in part, by lower debt levels, our disciplined capital investment, as well as tax attributes that provide us with cash flow benefits. As of December 31, 2022, we had $293.1 million of tax deductible intangibles and goodwill with respect to Eco Services Operations LLC, which provides us with cash tax savings as we generate taxable income.

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

The table below summarizes certain information regarding our two reporting segments for the year ended December 31, 2022.

	Year ended December 31, 2022
Segments and Product Groups	Sales	% of Total Sales	Zeolyst Joint Venture Sales(1)	% of Total Sales and Zeolyst Joint Venture Sales(1)(2)	Net Income	% of Net Income	Adjusted EBITDA(1)	% of Total Adjusted EBITDA(1)(2)
	(in millions, except percentages)
Ecoservices	$702.5	85.6%	$—	73.7%		73.8%	$227.8	74.5%
Catalyst Technologies	117.7	14.4%	—	12.4%		26.2%	78.0	25.5%
Zeolite Catalyst	—	—%	132.6	13.9%
Subtotal	$820.2	100.0%	$132.6	100.0%

Corporate							(29.0)

Total	$820.2	100.0%	$132.6	100.0%	$73.7	100.0%	$276.8	100.0%

(1)     Percentage calculations include $132.6 million of sales attributable to the Zeolyst JV, which represents 50% of its total sales for the year ended December 31, 2022. The Adjusted EBITDA of our Catalyst Technologies segment includes our 50% portion of the Adjusted EBITDA of our Zeolyst JV. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis of Presentation” for a description of the treatment of the Zeolyst Joint Venture in our consolidated financial information. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Indicators” for discussion of our use of non-GAAP financial measures and reconciliations.
(2)     Percentage calculations exclude $29.0 million in corporate expenses.
Ecoservices
Our Ecoservices segment is a leading provider of sulfuric acid recycling (“Regeneration Services”) and end-to-end logistics to North American refineries to support the production of alkylate, a high value gasoline blending component required for meeting gasoline specifications and producing premium grade fuel. We are also a leading North American producer of on-purpose virgin sulfuric acid for water treatment, mining, and industrial applications (“Virgin Sulfuric Acid”). We provide treatment services for hazardous/non-hazardous industrial wastes (“Treatment Services”) and with the acquisition of Chem 32, LLC (“Chem32”) in March 2021, and we are also a leader in ex situ sulfiding and pre-activation for hydro-processing catalysts, which are used in production of traditional and renewable fuels. By providing regeneration services, as well as purchasing by-product sulfur from customers for use in manufacturing virgin sulfuric acid, we believe that we provide our refining customers with a complete solution for their sulfuric acid needs.
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
Our Ecoservices segment is mostly regional due to shipping costs and our customer integration requirements. Our network of facilities is concentrated in the Gulf Coast and the state of California, where more than 60% of the United States refining capacity is located. We believe that the strategic locations of our plants in these key refining regions contribute to our highly efficient supply chain networks with our customers, including in some cases captive pipelines connecting us to our refinery customers. Alternatively, product can be shipped by barge, rail and truck.

Primary Product Groups
Regeneration Services serves a critical need for refining customers. Sulfuric acid serves as a catalyst in the alkylation process. The resulting spent sulfuric acid needs to be regenerated or recycled, which is no longer a core competency of most refiners. Since storage space for fresh and spent sulfuric acid is typically limited, and the cost to refineries of interruption to their alkylation units would be significant, refineries seek to have a continuous and reliable source of supply for sulfuric acid regeneration services.
Our end-to-end regeneration service offering takes the spent acid from the refinery, through our network of plants and transportation systems, and recycles the sulfuric acid into high strength fresh sulfuric acid for reuse in the alkylation process. Because of the number and strategic locations of our plants, and the breadth of our transportation logistics, we believe we bring the highest reliability and flexibility to our refining customers, allowing them to focus on their core competency by optimizing their alkylation capacity.
Virgin sulfuric acid is created either through the incinerating sulfur in furnaces, or as a by-product of other industrial processes, primarily the smelting of copper and other base metals. Our sulfur-derived, high-quality virgin sulfuric acid products supply a diverse set of end uses. Sulfur derived acid is generally considered to be of higher purity and quality than smelter-produced acid and, as a result, smelter-produced acid is not suitable for some industrial users including several of our larger customers who require higher quality and differentiated sulfuric acid products, such as super-saturated sulfuric acid (oleum). Virgin sulfuric acid is produced at all of our facilities utilizing the same production equipment as our regeneration services.
Our Treatment Services business is a niche offering providing a thermal destruction solution for the management of bulk quantities of hazardous and non-hazardous by-products, co-products and waste materials. We specialize in handling sulfur-bearing materials, acidic materials, high-temperature molten materials and other hard to handle liquids. Our process provides a beneficial reuse alternative to traditional disposal by capturing the energy value and sulfur content of these materials, supplementing our processes, and offsetting the use of virgin raw materials.
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
Manufacturing
We produce regenerated sulfuric acid and virgin sulfuric acid through our furnace operations. Regenerated sulfuric acid is produced by thermally decomposing the spent acid in our furnace into a clean gas stream, which is converted into sulfuric acid. Virgin sulfuric acid is produced by burning sulfur and certain sulfur-rich components at high temperatures within a furnace to create a gas stream. The chart below summarizes the manufacturing platform for our Ecoservices segment.

Ecoservices Manufacturing Platform

Catalyst Technologies
We are a leading global provider of customized and innovative catalyst products and process solutions to leading producers and licensors of polyethylene, or PE, and methyl methacrylate, or MMA. Our finished silica-based catalysts and catalyst supports are necessary to produce high strength and high stiffness plastics used in packaging films, bottles, containers, and other molded applications. Global consumer demand for high strength lightweight plastics is expected to continue to grow in the near to medium term driving increased production capacity expansions. Our zeolite-based catalysts enable the removal of nitrogen oxides from diesel engine emissions as well as sulfur dioxide from fuels during the refining process. The continued expansion of stricter global regulations for reducing sulfur in fuels is expected to drive the ongoing demand for our products.
Our product groups include Silica Catalysts and Zeolite Catalysts. Zeolite Catalyst products are sold through the Zeolyst Joint Venture.
Silica Catalysts supplies both the finished catalyst and catalyst supports, which are critical catalyst components for the production of HDPE, a high strength and high stiffness plastic used in bottles, containers, and molded applications and LLDPE used predominately for films. We also produce a catalyst that is used globally for the production of MMA, the monomer for acrylic engineering resins, a clear scratch-resistant plastic used in sheet or molded form to replace glass and as a durable surface coating. Because these catalysts are highly technical and customized for our customers to produce resins with specific properties, they are often covered under long-term supply agreements and, in some cases, we are a customer’s sole source supplier. In addition, we supply silica anti-blocking products that are used to prevent opposite faces of polyethylene and polyester films from adhering to one another during manufacturing and in use.
The Zeolyst Joint Venture, (formed in 1988 specifically as Zeolyst International and Zeolyst C.V., our 50% owned joint venture with Shell Catalysts & Technologies, an affiliate of Royal Dutch Shell plc. or “Shell”), supplies high technology specialty zeolites and zeolite-based catalysts to customers for the following major end uses: refining (primarily hydrocracking catalyst and dewaxing), petrochemicals, renewable fuels, and emission control systems for both on-road and non-road diesel engines. We also supply custom zeolites to catalyst companies who compete in similar industries. The Zeolyst Joint Venture leverages each partner’s technology and production expertise, including Shell’s expertise in hydrocracking catalyst to maximize liquid product yields, especially distillate while at the same time removing sulfur, and Ecovyst’s expertise in zeolite technology. We also believe the Zeolyst Joint Venture is a first mover in zeolite fuels and emissions control technology and we expect continued expansion as environmental emissions standards increase globally.

To meet sulfur emission control standards, hydrocracking catalyst is the most economic method for refiners while maintaining yields for diesel, one of the most profitable product streams. The Zeolyst Joint Venture is the sole supplier of hydrocracking catalyst to Shell, but a majority of catalyst sales are to third-party refineries. We also provide precursor supports to many of the hydrocracking catalyst suppliers, positioning us as a leading supplier in the global hydrocracking catalyst supply chain.
To meet nitrogen oxides (“NOx”) emission control regulations that are expanding globally, many of our zeolite powders are used in an advanced emission control technology called selective catalytic reduction, largely focused on heavy duty diesel (“HDD”) transportation. This process uses ammonia to react with engine exhaust gases via our catalysts in order to convert NOx, a pollutant, into harmless nitrogen and water. We believe that our zeolite catalysts can enable selective catalytic reduction technology to reduce the amount of nitrogen oxides in such exhaust gases by more than 90% and is one of the most cost-effective methods to reduce diesel engine emissions.
Competition
Our Silica Catalysts product group primarily competes with Grace. The Zeolyst Joint Venture competes with global catalyst producers such as Grace, BASF, UOP, Axens, and Haldor Topsoe, while at the same time providing many of them customized zeolite solutions for their product offerings. Some direct competition with niche companies exists, including competitors such as Tosoh and Clariant. We typically compete on the basis of performance, product consistency, reliability, and responsiveness to changes in customer demand.
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

Silica Catalysts Manufacturing Platform

Zeolyst Joint Venture Manufacturing Platform

End Uses
Products
Precursors
Raw Materials
Precursors
Products
End Uses
Emission Control
Specialty Zeolites
Custom Applications
Refining
Specialty & Custom Catalysts
Petrochemical
Sodium Aluminate
Aluminum Sulfate
Sodium Silicate Liquids
Silica Sol (from sodium silicate)
Alumina Trihydrate
Organic Template
Aluminosilicate
Nickel, Tungsten, Molybdenum, Cobalt
Alumina Binder
Precious Metal (Pt, Pd)
Sodium Aluminate
Aluminum Sulfate
Hydrocracking Zeolites
Hydrocracking Catalysts
Refining

Raw Materials
Our products are predominantly inorganic and carbon-free, and are produced from readily available raw materials such as sodium silicate and sodium hydroxide (“caustic soda”), which prices have historically been less volatile than oil. We also use natural gas in our manufacturing process, with our North American facilities benefiting from the plentiful supplies of shale gas. In addition, we have long-term supply relationships with many of our key raw materials suppliers. We have also been able to mitigate the impact of raw material or energy price volatility using a variety of mechanisms, including cost pass-through clauses in our sales contracts and other adjustment provisions.
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
While natural gas is not a direct feedstock for any individual product, we use natural gas powered furnaces to heat raw materials and create the chemical reactions necessary to manufacture our products. We maintain multiple suppliers wherever possible and we seek to hedge our exposure to fluctuations in prices for natural gas. Where possible, we also utilize pass-through clauses for raw material and natural gas costs in our customer contracts. However, we may not be successful in passing through all increases in raw material costs or maintaining an uninterrupted supply of natural gas for all of our furnaces. See “Risk Factors—Risks Related to Our Business — If we are unable to pass on increases in raw material prices, including natural gas, to our customers or to retain or replace our key suppliers, our results of operations and cash flows may be negatively affected”.
Zeolyst Joint Venture
The Zeolyst Joint Venture is a long-standing partnership with Shell Catalysts & Technologies, an affiliate of Royal Dutch Shell plc. or “Shell”, that dates back to 1988 and is focused on the development, manufacture and sale of zeolite-containing catalysts through manufacturing facilities located in Kansas and the Netherlands. We combine our expertise in zeolite supply and technology with our partner’s expertise in global refinery catalyst sales and technology. We have a 50% ownership stake in the Zeolyst Joint Venture. We produce specialty zeolites that are precursors for the production of hydrocracking catalyst and other refinery and renewable fuels catalysts. Our extensive expertise in zeolite production enables us to manage the production of specialty zeolites. Specialty zeolite catalysts include aromatic catalysts that upgrade aromatic by-product streams, dewaxing catalysts that improve lube oil performance and diesel cold flow performance, and paraffin isomerization catalysts that upgrade olefins to high octane gasoline blending components for refinery and petrochemical customers.
Research and Development
We benefit from the highly-skilled technical capabilities of our employees who are dedicated to new product development. We operate two research and development facilities: one in the United States and one in the United Kingdom. Our research and development activities are directed toward the development of new and improved products, processes, systems and applications for customers. Our research and development team is organized to support each of our operating businesses and staffed with experienced scientists, technical service representatives and process engineers with direct knowledge of our products. This business group and customer-oriented team structure provides strong links between our product development and manufacturing functions and our customer collaboration and specifications. These connections enable us to focus our development on timely and relevant products for our customers while remaining attentive to manufacturing considerations that enable us to produce new products profitably and in a timely manner. Product development activities are organized into research and development projects that are subject to regular reviews by the business teams in order to understand and address our customers’ evolving needs and invest in our growth by prioritizing innovation driven by these identified needs. In addition, we hold senior-level project reviews to ensure best practices are shared and consistent metrics are used to determine a project’s merit and the size of the potential opportunity.
Intellectual Property
We evaluate how best to use patents, trademarks, copyrights, trade secrets and other available intellectual property protections on a case by case base. This is done to protect our products and our critical investments in research and development, manufacturing and marketing. We focus on securing and maintaining patents for certain inventions such as composition-of-matter, while maintaining other inventions such as process improvements as trade secrets to maximize the value of our product portfolio and reinforce our competitive advantage. Our policy is to seek appropriate intellectual property protection for significant product and process developments in the major areas where the relevant products are manufactured or sold. Patents may cover products, processes, intermediate products and product uses. Patents extend for varying periods in accordance with the date of patent application filing and the legal life of patents in the various countries in which the patents are registered. The protection afforded, which may also vary from country to country, depends upon the type of subject matter covered by the patent and the scope of the claims of the patent.
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

We own or have rights to a number of patents relating to our products and processes. As of December 31, 2022, we owned 20 patented inventions in the United States, with 197 patents issued in countries around the world and 40 patent applications pending worldwide. As of December 31, 2022, we also had trademark rights in 50 trademark registrations worldwide, including 5 U.S. trademark registrations. We also have 16 pending trademark applications, which include applications in the United States and worldwide. In addition to our registered and applied-for intellectual property portfolio, we also claim ownership of certain trade secrets and proprietary know-how developed by and used in our business. Including our joint ventures, we are party to certain arrangements whereby we license in the right to use certain intellectual property rights in connection with our business.
Seasonality
Our Ecoservices segment typically experiences seasonal fluctuations as a result of higher demand for gasoline products in the summer and lower demand in the winter months. These demand fluctuations results in higher sales and working capital requirements in the second and third quarters.
Sustainability Overview
Sustainability is intertwined with our daily business and is reinforced through our strategy and values. We strive to create sustainable products that are safe for the environment, and to reduce waste and increase efficiencies for our customers and stakeholders. We believe that our products contribute to lower emissions and cleaner air, advance the global transition to clean energy, support the circular plastics economy and ensure clean, purified drinking water. We are committed to creating environmentally responsible products that we believe make a difference in people’s daily lives and for our planet.
While offering products and services that help our customers to advance their own sustainability goals, we also work to advance our commitment to maintain sound environmental, social and governance (“ESG”) practices, policies and procedures. For example, we:
•Were awarded a Gold Sustainability Score from EcoVadis for 2023, a third-party sustainability evaluation company. The Gold Medal rating score from EcoVadis places us in the 97th percentile of all companies ranked by EcoVadis in our sector peer group;
•Maintained an executive level position of Vice President – Environment and Sustainability that reports directly to our CEO;
•Created the position of Global Director of Health, Safety and Process Safety Management to oversee the company’s goal-setting and improvement efforts in the areas of health, safety and process safety;
•Provided enhanced sustainability information on our website and published our 2021 Sustainability Report, our first as Ecovyst, in June 2022;
•Continued work towards our previously announced series of sustainability goals with respect to greenhouse gas emissions, waste management and reduction, product sustainability/R&D investment and company certifications by 2025 and 2030;
•Continued steps to implement additional improvements in a number of areas, including health, safety and environmental (“HSE”) performance; commitment to diversity, inclusion and human rights both within our company and in our supply chain; and ethical and lawful business practices;
•Further integrated a corporate-wide sustainability software platform, which we are utilizing as an internal, real-time sustainability performance dashboard to enable improved analytics and greater visibility into our sustainability impacts; and
•Achieved a 90% performance in our flagship HSE Perfect Days program, which targets at-risk behaviors and celebrates positive HSE performance across the organization on a daily basis.
The sections that follow provide some highlights of our environmental, social, and governance programs and procedures.

Environmental Stewardship. Our products and technologies continue to address our customers’ sustainability challenges, tightening global regulatory standards and changing consumer preferences. In our Ecoservices segment, we provide sulfuric acid regeneration services that avoid significant landfill or deep well disposal. In our Catalyst Technologies segment, our zeolite catalysts are used for cleaner air applications and our silica catalysts are key for light weighting and plastics recycling.
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
We maintain policies and procedures to monitor and control health, safety, and environmental risks, and to enable compliance with applicable state, national, and international health, safety, and environmental requirements. We have comprehensive health, safety and environmental compliance, auditing and management programs in place to assist in our compliance with applicable regulatory requirements and with internal policies and procedures, as appropriate. Each Ecovyst facility has developed and implemented specific critical occupational health, safety, environmental, security and loss control programs.
We also have a strong HSE organization staffed by professionals who are responsible for environmental, safety, health and product regulatory compliance. Our HSE organizational structure features executive management level leadership, active oversight by our Board and dedicated environmental and safety experts on staff. We have a Global Director of Health, Safety and Process Safety Management and also have Regional HSE Specialists and Managers who are embedded in the field and provide HSE expertise and support to operating sites. Certain, larger sites may have dedicated environmental or safety personnel.
As an ACC Responsible Care® member company, we continue to monitor and report our health, safety, and environmental metrics annually. Our sustainability metrics, including waste generation and water consumption for 2018 and 2019, were third party assured for the first time in 2020. In 2021, we reviewed our 2020 sustainability metrics and successfully underwent third party verification of this data as well. We included the assured 2020 data on our website and in our 2021 Sustainability Report, which we published in June 2022. The further information contained on our website is not incorporated herein by reference and is not a part of this Annual Report on Form 10-K.
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
We are committed to providing equal employment opportunities for all employees and applicants for employment, and do not discriminate on the basis of race, color, religion, sex, sexual orientation, pregnancy, gender identity and expression, national origin, disability, age (40 or above), ancestry, genetic information, marital status, veteran status or any other classification protected by law. This commitment applies to all terms and conditions of employment including recruiting, hiring, placement, advancement, training, transfer, demotion, lay off and recall, termination, compensation and benefits.
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
Our flagship “Success through People” program furthers our strategy by acknowledging our workforce is key to our success. We offer highly competitive salaries, benefits, developmental opportunities and work/life balance. We proactively seek to attract, incentivize and retain a talented and motivated workforce. Our global succession planning process is designed to provide sufficient talented personnel to fill key leadership, innovation and manufacturing roles well into the future and to better prepare employees for their future at the Company. In order to enable a pipeline for our leadership, we maintain a robust Emerging Leaders program to identify and nurture top talent to build leadership capabilities and provide the fundamental skills we believe every leader needs to generate passion and productivity in their team. The program also provides an important networking opportunity that creates a connected community of leaders at the Company.
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
We benefit from our talented, dedicated and diverse employee population. As of December 31, 2022, we had 890 employees worldwide, of which 754 were employed in the United States and the remainder outside of the United States. Further, as of December 31, 2022, approximately 23% of our U.S.-based executives, managers and professionals were females and 21% were non-white males. Our rate of hiring veterans increased from 7% in 2021 to 11% in 2022, which is double the federal government’s national veterans hiring benchmark for 2022. As of December 31, 2022, approximately 45% of our employees were represented by a union, works council or other employee representative body. We believe we have good relationships with our employees and their respective works councils, unions or other bargaining representatives.
This international strength, supported by our core values of integrity and fairness, fosters a rich culture founded on diversity of thought. We firmly believe that success is achieved through the intellect and commitment of our people, so we employ a long-term human capital program to attract, retain and develop talent for the future. We are proud of our highly collaborative teams that enable an inclusive workplace where employees are encouraged to bring their own experiences to promote innovation from all levels of the organization. This constructive work environment has been re-enforced with the recent implementation of a fully integrated on-line performance management process that improves the communication of aligned goals, encourages consistent feedback and furthers employee engagement. Today, there are women on the leadership teams of each of our businesses as well as in all our functions: R&D, Finance, HSE and Human Resources.

In 2022, our sites continued to work to have a positive impact in the communities in which we operate. For example, for the holidays (a) our office in The Woodlands, Texas donated blankets, popcorn, and Christmas candy to the Montgomery County Community Center; (b) our Houston, Texas plant personnel provided gifts to five neighborhood families during the holiday season and also held a dinner for community members at their Community Advisory Panel meeting; (c) our Hammond, Indiana plant conducted a toiletry drive for needy people; (d) our Baytown, Texas plant supported two local families with household supplies, food, and Christmas gifts and also had 11 employees volunteer at the Houston Food to prepare Backpack Buddy meals; (e) employees at our Baton Rouge facility adopted 20 Angels through the Salvation Army for the holiday season; (f) our Martinez, California facility held a holiday dinner for the Community Advisory Panel; (g) our Dominguez, California plant personnel donated $1,000 to a local Rotary Club to subsidize food items for local families; and (h) our Malvern, Pennsylvania office personnel participated in the “Adopt a Child” program sponsored by a local church to provide holiday gifts for children whose families would not otherwise be able to afford gifts.
Governance. We maintain and consistently reinforce within our organization a series of policies and practices designed to ensure that decisions made on behalf of our company are properly made and executed. Our governance programs and policies start with a strong tone at the top and are summarized in our Executive Statement on Ethics and Compliance, which has been issued by our CEO and our Chief Compliance Officer and distributed throughout the organization.
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
Additional Sustainability Information: Further information about our sustainability programs can be found on our website at https://www.ecovyst.com/sustainability/. The information available at our sustainability web site includes our inaugural sustainability report, our sustainability goals (and how such goals map to the UN Sustainable Development Goals), materiality matrix, letters of assurance, Global Reporting Initiative (GRI) Disclosure and Sustainability Accounting Standards Board (SASB) Index, our HSES Policy Statement, our Corporate Code of Conduct, our Human Rights Policy Statement, a description of our Ethics & Compliance Complaint and Review Process and our Labor Policy. The further information contained on our website is not incorporated herein by reference and is not a part of this Annual Report on Form 10-K.
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
We maintain policies and procedures to monitor and control health, safety, and environmental risks, and to monitor compliance with applicable state, national, and international health, safety, and environmental requirements. We have a strong health, safety, environmental organization. We maintain a staff of professionals who are responsible for environmental, safety, health and product regulatory compliance. We have implemented a corporate audit program for all of our facilities. However, we cannot provide assurance that we will be in full compliance at all times with all applicable environmental laws and regulations. We expect that stringent environmental regulations will continue to be imposed on us and our industry in general. Evolving chemical regulation programs throughout the world could impose testing requirements or restrictions on our chemical raw materials and products.
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
We also have implemented a HSE organizational structure with executive committee level leadership and dedicated environmental experts. We have a Global Director of Health, Safety and Process Safety Management as well as Regional HSE Specialists and Managers who are embedded in the field and provide HSE expertise and support to operating sites. Certain, larger sites may have dedicated environmental or safety personnel.

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
We have operations in several countries, including manufacturing sites, research and development facilities, sales personnel and customer support operations. As of December 31, 2022, we operated ten manufacturing facilities. For the year ended December 31, 2022, our foreign subsidiaries accounted for 6% of our sales. Our operations are affected directly and indirectly by global regulatory, economic, political and social conditions, including:
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
•regional conflicts, such as the invasion of Ukraine by Russia;
•risks relating to epidemics and pandemics, including effects caused by the spread of COVID-19 (coronavirus), variants thereof and other illnesses such as RSV and influenza; and
•local political, economic and social conditions, including the possibility of hyperinflationary conditions and political instability in certain countries.
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
We sell catalysts and services that are used in manufacturing processes and as components of, or ingredients in, other products and, as a result, our sales are correlated with and affected by fluctuations in the level of industrial production and manufacturing output and by fluctuations in general economic activity. Demand for the products we manufacture often depends on trends in demand in the end uses our customers serve. General economic conditions and macroeconomic trends, including economic recessions and inflation, could affect overall demand for our products and any overall decline in such demand could significantly reduce our sales and profitability. In addition, volatility and disruption in financial markets could adversely affect our sales and results of operations by limiting our customers’ ability to obtain the financing necessary to maintain or expand their own operations. For example, the COVID-19 pandemic and the associated economic downturn affected our financial results during 2020, and the prolonged continuation of the COVID-19 pandemic and the possible spread of COVID-19 variants could result in a sustained or further economic downturn that may continue to affect our operations and financial results.
Unfavorable global economic conditions could adversely affect our business, financial condition, and results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global economy has experienced extreme volatility and disruptions, including significant volatility in commodity and market prices, including increasing energy prices, volatility in sulfur prices, declines in consumer confidence, declines in economic growth, supply chain interruptions, uncertainty about economic stability, record inflation globally, rising interest rates and the threat of recession. Unfavorable economic conditions could result in a variety of risks to our business, including demand and pricing for our products and difficulty in forecasting our financial results. A weak or declining economy also could strain our suppliers, possibly resulting in supply chain disruptions. In addition, inflation has increased our costs, which could impact our profitability. These and other economic factors could adversely impact our business and results of operations.
Exchange rate fluctuations could adversely affect our financial condition, results of operations and cash flows.
As a result of our international operations, for the year ended December 31, 2022, we generated 6% of our sales and associated expenses in currencies other than U.S. dollars. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. The main currencies to which we are exposed, besides the U.S. dollar, are the Euro and the British pound. The exchange rates between these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so in the future. In many cases, we sell exclusively in those jurisdictions and do not have the ability to mitigate our exposure to currency fluctuations through our operations. Accordingly, to the extent that we are unable to match sales made in such foreign currencies with costs paid in the same currency, exchange rate fluctuations could adversely affect our financial condition, results of operations and cash flows. In the past, we have experienced economic loss and a negative impact on earnings as a result of foreign currency exchange rate fluctuations and any future fluctuations may have similar impacts. We expect that the amount of our sales denominated in non-U.S. dollar currencies may increase in future periods. Given the volatility of exchange rates, there can be no assurance that we will be able to effectively manage our currency transaction risks or that any volatility in currency exchange rates will not have a material adverse effect on our financial condition or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”
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
In addition, we are subject to applicable economic sanctions, export controls, and similar laws and regulations imposed by the U.S. government and other countries. These laws and regulations may restrict our business practices, or the counterparties or regions with which we can trade. In addition, these laws and regulations are subject to frequent change, and such changes may require us to adjust our business practices, including by ceasing business activities in newly sanctioned countries or regions or with newly sanctioned entities or individuals, or to modify our compliance program. For example, the invasion of Ukraine by Russia and the related sanctions, export controls or other actions that have been or may be initiated by nations—including the U.S., the European Union, the United Kingdom, and Russia—could disrupt or otherwise adversely impact our customers in those countries, as well as adversely impact our business or our supply chain, business partners or customers in other countries beyond Ukraine and Russia. Further, violations of these legal requirements are punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts, loss of export privileges and other remedial measures.
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
Our Catalyst Technologies segment primarily competes with other global producers in the petrochemicals and refining industries such as Grace, BASF, UOP, and Albemarle, as well as other niche competitors such as Tosoh, Axens, and Haldor Topsoe. In our Ecoservices segment, we compete in the North American refining services industry with competitors such as Chemtrade and Veolia. We believe that we typically compete on the basis of performance, product consistency, quality, reliability, and ability to innovate in response to customer demands.
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
Our credit procedures and policies may not be adequate to minimize or mitigate customer credit risk. Our customers may experience financial difficulties, including bankruptcies, restructurings and liquidations. These and other financial problems our customers may experience, as well as potential financial weakness in the industries in which we operate or general economic conditions, may increase our risk in extending trade credit to customers. A significant adverse change in a customer’s financial position could cause us to limit or discontinue business with such customer, require us to assume more credit risk relating to such customer’s receivables or limit our ability to collect accounts receivable from such customer, any of which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

We rely on a limited number of customers for a meaningful portion of our business. A loss of one or more of these customers could adversely impact our profitability.
A loss of any significant customer, including a pipeline customer, or a decrease in the provision of products to any significant customer could have an adverse effect on our business until alternative arrangements are secured. Any alternative arrangement to replace the loss of a customer could result in increased variable costs relating to product shipment. In addition, any new customer agreement we enter into may not have terms as favorable as those contained in our current customer agreements, which could have a material adverse effect on our business, financial condition and results of operations. For the year ended December 31, 2022, our top ten customers represented approximately 58% of our sales (including our proportionate 50% share of sales attributable to the Zeolyst JV) and one single customer represented 13% or $103.3 million of our sales in both Ecoservices and Catalyst Technologies.
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
Many of the customer contracts in our Ecoservices segment are multi-year agreements. Sulfuric acid regeneration customer contracts are typically on five- to ten-year terms and virgin sulfuric acid customer contracts are typically on one- to five-year terms, with larger customers typically favoring longer terms. Excluding contracts with automatic evergreen provisions, approximately 30% of our sulfuric acid volume for the year ended December 31, 2022 was under contracts expiring at the end of 2023 or beyond. In addition, our sulfuric acid regeneration contracts with major refinery customers typically allow for termination with advance notice of one to two years. We cannot provide assurance that our existing contracts will not be subjected to early terminations or that our expiring contracts will be renewed at the end of their terms. If we receive a significant number of such contract terminations or experience non-renewals from key customers in our Ecoservices segment, our results of operations, financial condition and cash flows may be materially adversely affected.
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
New laws and regulations, and changes in existing laws and regulations, may become effective in the future and could prevent or inhibit the development, distribution and sale of our products, including, but not limited to, the imposition of additional compliance costs, seizures, confiscation, recall or monetary fines. For example, as discussed in more detail in “Business-Environmental Regulations” and “Business-Chemical Product Regulation,” we may be materially impacted by regulatory initiatives worldwide with respect to chemical product safety such as the 2016 amendments to the U.S. Toxic Substances Control Act, the E.U. regulation “Registration, Evaluation, Authorisation and Restriction of Chemicals” (“REACH”), and/or similar regulations being enacted in other countries (e.g., China REACH; Korea REACH). Additionally, the current U.S. administration may seek to tighten current environmental standards and regulations, including, but not limited to, the Corporate Average Fuel Economy standards, which could have a material adverse effect on our sales into the clean fuels, emission control and other industries.
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

We have in the past been and currently are the subject of investigations and enforcement actions pursuant to environmental laws, including the Clean Air Act. Some of these matters were resolved through the payment of significant monetary penalties and a requirement to implement corrective actions at our facilities. For instance, we remain subject to a 2007 Consent Decree that resolves certain alleged Clean Air Act violations at six Ecoservices operating locations involving New Source Review, Prevention of Significant Deterioration and New Source Performance Standard obligations under the U.S. federal rules for the pollutants sulfur dioxide and sulfuric acid mist. The Consent Decree required Solvay (the owner at the time) to pay a $2 million penalty and spend approximately $34 million on air pollution controls at our facilities, the majority of which was received from customers in contractual arrangements. Work under the Consent Decree has proceeded since 2007, and all of the significant capital improvements related to the Consent Decree have been completed. Three of our operating locations have been released from the scope of the Consent Decree and we are seeking release of the other locations covered by the Consent Decree; however, an agreement has been reached on language with all agencies pending issuance of New Source Review permit amendments at the remaining sites.
We are required by these environmental laws and regulations to obtain registrations, licenses, permits and other approvals in order to operate, to make disclosures to public authorities about our chemical handling and usage activities and to install expensive pollution control and spill containment equipment at our facilities, or to incur other capital expenditures aimed at achieving or maintaining compliance with such laws and regulations. We are in the process of completing a substantial environmentally-driven capital improvement project in 2023 and failure to complete this project or to timely identify and implement other capital projects required to achieve or maintain compliance could expose us to enforcement and penalty.
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
Our facilities have an extended history of industrial use, and soil and groundwater contamination exists at some of our sites. As of December 31, 2022, we had current remediation, monitoring and/or maintenance obligations at several of our current or former sites, including Dominguez, California and Martinez, California. As of December 31, 2022, we had established reserves of approximately $0.4 million to cover anticipated expenses at these sites, all of which have reached relatively mature stages of either the investigation, remediation or monitoring process. Actual costs to complete these projects may exceed our current estimates.
As of December 31, 2022, our total reserves associated with environmental remediation and enforcement matters were $0.4 million. In addition to the ongoing remediation and monitoring activities discussed above, there is risk that the long-term industrial use at our facilities may have resulted in, or may in the future result in, contamination that has yet to be discovered, which could require additional, unplanned investigation and remediation efforts by us for which no reserves have been established, potentially without regard to whether we knew of, or caused, the release of such contaminants. Discovery of additional or unknown conditions at our facilities could have an adverse impact on our business by substantially increasing our capital expenditures, including compliance, investigation and remediation costs. Such environmental liabilities attached to our properties, or for properties that we are otherwise responsible for, could have a material adverse effect on our results of operations or financial condition.

Existing and proposed regulations to address climate change by limiting greenhouse gas emissions may cause us to incur significant additional operating and capital expenses and may impact our business and results of operations.
Certain of our operations result in emissions of greenhouse gases (“GHGs”), such as carbon dioxide. Growing concern about the sources and impacts of global climate change has led to a number of domestic and foreign legislative and administrative measures, both proposed and enacted, to monitor, regulate and limit carbon dioxide and other GHG emissions. In the European Union, our emissions are regulated under the E.U. Emissions Trading System (the “E.U. ETS”), an E.U.-wide trading scheme for industrial GHG emissions. The E.U. ETS is anticipated to become progressively more stringent over time, including by reducing the number of allowances to emit GHGs that E.U. member states will allocate without charge to industrial facilities. In the United States, the EPA has promulgated federal GHG regulations under the Clean Air Act that affect certain sources. For example, the EPA has issued mandatory GHG reporting requirements, under which our Dominguez, California and Baton Rouge, Louisiana facilities currently report. Moreover, California has enacted the Global Warming Solutions Act of 2006 (“Assembly Bill 32”), a law that establishes a comprehensive program to reduce GHG emissions from all sources throughout the state and contains reporting requirements under which our Dominguez and Martinez facilities currently report. Our Dominguez facility also participates in the emissions trading market established under Assembly Bill 32. Although we believe it is likely that GHG emissions will continue to be regulated in at least some regions of the United States and in other countries (in addition to the European Union) in the future, we cannot yet predict the form such regulation will take (such as a cap-and-trade program, technology mandate, emissions tax or other regulatory mechanism) or, consequently, estimate the costs that we may be required to incur in respect of such requirements, which could, for example, require that we install emission control equipment, purchase emissions allowances, administer and manage our GHG emissions program or address other regulatory obligations. Such requirements could also adversely affect our energy supply or the costs and types of raw materials that we use for fuel. Accordingly, regulations controlling or limiting GHG emissions could have a material adverse effect on our business, financial condition or results of operations, including by reducing demand for our products.
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
If disruptions at our manufacturing facilities or in our distribution channels occur, alternative options with sufficient capacity or capabilities may not be available, may cost substantially more or may require significant time to start production or distribution. Any of these scenarios could negatively affect our business and financial performance. If one of our manufacturing facilities or distribution channels is unable to produce or distribute our products for an extended period of time, our sales may be reduced by the shortfall caused by the disruption and we may not be able to meet our customers’ needs, which could cause them to seek other suppliers. Furthermore, to the extent a production disruption occurs at a manufacturing facility that has been operating at or near full capacity, the resulting shortage of our product could be particularly harmful because production at the manufacturing facility may not be able to reach levels achieved prior to the disruption. Such risks are heightened in our Ecoservices segment, which has operations and customers primarily located in the Gulf Coast, which is susceptible to a heightened risk of hurricanes, and Northern California, which is susceptible to a heightened risk of earthquakes. For example, in December 2022, the operations of our Ecoservices’ Houston and Hammond facilities were disrupted by Winter Storm Elliot. We are still in the process of analyzing the impact on earnings as a result of this operational interruption.
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
We currently participate in a joint venture relating to the Zeolyst International business and may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties and we sometimes have joint and several liability with our joint venture partners. If our joint venture partners do not fulfill their obligations, or if differences in views among the joint venture participants results in delayed decisions or failures to agree on major issues, the affected joint venture may not be able to operate according to its business plan. For example, the Zeolyst Joint Venture is structured as a general partnership in which we are equal partners with Shell Catalysts & Technologies, an affiliate of Royal Dutch Shell plc. or “Shell”. Accordingly, we do not control the Zeolyst Joint Venture and cannot unilaterally undertake strategies, plans, goals and operations or determine when cash distributions will be made to us. Furthermore, we are liable on a joint and several basis with Shell for all of the partnership’s liabilities if it does not have sufficient assets to satisfy such liabilities. Such factors may adversely affect our results of operation and force us to dedicate additional and unexpected resources to our joint ventures.
Our failure to protect our intellectual property rights could adversely affect our future performance and growth.
Protection of our proprietary processes, methods, compounds and other technologies is important to our business. We depend upon our ability to develop and protect our intellectual property rights to distinguish our products from those of our competitors. Failure to protect our existing intellectual property rights may allow our competitors to copy our products and may result in the loss of valuable proprietary technologies or other intellectual property. Failure to protect our innovations and trademarks by securing intellectual property rights could also result in our having to pay other companies for infringing on their intellectual property rights. We rely on a combination of patent, trade secret, trademark and copyright law as well as regulatory and judicial enforcement to protect such technologies and trademarks. In addition, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. As of December 31, 2022, we owned 20 patented inventions in the United States, with 197 patents issued in countries around the world and 40 patent applications pending worldwide covering such inventions. Some of these patents are licensed to others. In addition, we have acquired certain rights under patents and inventions of others through licenses. Should any of these licenses granted to us by third parties terminate prior to the expiration of the licensed intellectual property, we would need to cease using the licensed intellectual property, and either develop or license alternative technologies. In such a case, there can be no assurance that alternative technologies exist or that we would be able to obtain such a license on favorable terms.

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
Our operations are conducted through our subsidiaries and joint ventures. As a result, our ability to make future dividend payments, if any, is dependent on the earnings of our subsidiaries and joint ventures and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Payments to us by our subsidiaries and joint ventures will be contingent upon our subsidiaries’ or joint ventures’ earnings and other business considerations and may be subject to statutory or contractual restrictions. We have not paid regular dividends on our common stock; however, we paid a special cash dividend in December 2020 and in August 2021 that was financed with the cash proceeds from our sale of our Performance Materials and Performance Chemicals businesses, respectively. To the extent that we determine in the future to pay dividends on our common stock, the agreements governing our outstanding indebtedness significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us.
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
We performed our annual impairment test on goodwill on October 1, 2022, and determined there was no goodwill impairment.
We may be subject to future changes in tax legislation or exposure to additional tax liabilities that may adversely affect our results of operations.
We are subject to taxes in the U.S. as well as foreign jurisdictions where our subsidiaries are organized. Due to economic and political conditions, tax rates, tax laws and other non-tax legislation, such as economic substance regulations, our business may experience significant impacts as a result of prospective changes. For example, the Inflation Reduction Act (“IRA”) enacted in the U.S. on August 16, 2022 imposes several new taxes that become effective in 2023, including a 1% excise tax on stock repurchases. Our future effective tax rates may be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in available tax credits or tax deductions, as well as changes in tax and other non-tax laws or their interpretation. Additionally, our organization is engaged in a number of cross-border intercompany transactions, subject to local transfer pricing regimes currently in place. We believe the economics of these transactions have been clearly reported, and the appropriate local transfer pricing documentation is contemporaneously available, although tax authorities may propose and potentially sustain adjustments that could result in changes to our mix of earnings in countries with differing statutory tax rates. The Organization of Economic Cooperation and Development (“OECD”), which represents a coalition of member countries, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project. This project focuses on a number of issues, including the shifting of profits cross-border amongst affiliated entities. Given the scope of the Company's international operations and the fluid and uncertain nature of how the BEPS project might ultimately lead to future legislation, it is difficult to assess how any changes in tax laws would impact the Company's future income tax expense.

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
We have underfunded pension plan liabilities. We will require current and future operating cash flow to fund these shortfalls. We have no assurance that we will generate sufficient cash flow to satisfy these obligations.
We maintain defined benefit pension plans covering employees who meet age and service requirements. While all of our plans have been frozen, our net pension liability and cost is materially affected by the discount rate used to measure pension obligations, the longevity and actuarial profile of our workforce, the level of plan assets available to fund those obligations and the actual and expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, particularly equity securities, or in a change in the expected rate of return on plan assets. Assets available to fund the pension obligations of our plans as of December 31, 2022 were approximately $60.6 million, or approximately $6.3 million less than the measured pension benefit obligation on a GAAP basis. In addition, any changes in the discount rate could result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost in the following years.
We also provide certain health care and life insurance benefits through an unfunded plan to a group of retirees in the United States who retired prior to the date on which these benefit programs were frozen. Current employees are not eligible for any post-retirement health care or life insurance benefits. Costs of these other post-employment benefit plans are dependent upon numerous factors, assumptions and estimates.
Risks Related to our Indebtedness
Our substantial level of indebtedness could adversely affect our financial condition.
We have substantial indebtedness, which as of December 31, 2022, totaled approximately $886.5 million. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences, including:
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
Risks Related to our Common Stock
CCMP and INEOS continue to have influence over us, which could limit your ability to influence the outcome of key transactions, including a change of control.
As of December 31, 2022, investment funds affiliated with CCMP beneficially owned approximately 9% of our outstanding common stock and INEOS beneficially owned approximately 20% of our outstanding common stock. For as long as affiliates of CCMP and INEOS continue to beneficially own a substantial percentage of the voting power of our outstanding common stock, they will continue to have significant influence over us. For example, they will be able to strongly influence the election of all of the members of our board of directors and our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of additional indebtedness, the issuance of any additional shares of common stock or other equity securities, the repurchase or redemption of shares of our common stock and the payment of dividends.
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
Since launching our IPO in September 2017, the price of our common stock, as reported on the New York Stock Exchange, has ranged from a low of $8.20 on November 15, 2022 to a high of $18.90 on March 9, 2021. In addition, the stock market in general has been highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere herein and others such as:
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
As of December 31, 2022, there were 122,186,238 shares of our common stock outstanding. Approximately 9% and 20% of our outstanding common stock is held by affiliates of CCMP and by INEOS, respectively.
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
In addition to INEOS’s beneficial ownership of a substantial percentage of our common stock, provisions in our certificate of incorporation and bylaws and Delaware law could make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include a classified board of directors and the ability of our board of directors to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquiror. Our certificate of incorporation imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than INEOS and investment funds affiliated with CCMP. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the company may be unsuccessful.

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
As of December 31, 2022, we had 890 employees globally, approximately 45% of which were represented by a union, works council or other employee representative body. As of December 31, 2022, 138 of our U.S. unionized employees were covered under collective bargaining agreements that will expire on or before December 31, 2023. Failure to reach agreement with any of our unionized work groups regarding the terms of their collective bargaining agreements or annual pay increases may result in a labor strike, work stoppage or slowdown. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, many of our employees in Europe are represented by works councils that must approve any changes in conditions of employment, including salaries, benefits and staff changes, and may impede efforts to restructure our workforce. Although we believe that we have a good working relationship with our employees, a strike, work stoppage or slowdown by our employees or a dispute with our employees could result in a significant disruption to our operations or higher ongoing labor costs. In addition, our ability to make adjustments to control compensation and benefit costs, or otherwise adapt to changing business needs, may be limited by the terms and duration of our collective bargaining agreements.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.    PROPERTIES.
Our operating headquarters are located in Malvern, Pennsylvania and our primary research and development facility is in Conshohocken, Pennsylvania. As of December 31, 2022, we had ten manufacturing facilities in two countries. We also had five administrative facilities and two research and development facilities located in two countries. Our joint ventures operated out of two facilities located in two countries.
The table below presents summary information regarding our principal manufacturing facilities that we own as of December 31, 2022.

Location	Segment(1)

Baton Rouge, Louisiana, United States	ES
Baytown, Texas, United States	ES
Dominguez, California, United States	ES
Delfzijl, The Netherlands(2)	CAT
Hammond, Indiana, United States	ES
Houston, Texas, United States	ES
Kansas City, Kansas, United States(2)	CAT
Martinez, California, United States	ES
West Orange, Texas, United States	ES
Portland, Oregon, United States	ES

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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information, Holders and Dividends
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ECVT”. As of February 23, 2023, there were 35 shareholders of record of our common stock. A substantially greater number of holders of our common stock hold their shares in “street name” through banks, brokers and other financial institutions.
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
Stock Performance Graph
The graph below shows the cumulative total shareholder return of our common stock for the period from December 31, 2017 to December 31, 2022 as compared to the cumulative total return of the Russell 2000 Total Return Index and the S&P 1500 Specialty Chemicals Index, assuming an investment of $100 made at the respective closing prices on December 31, 2017. The information contained in the graph below is furnished and therefore not to be considered “filed” with the SEC, and is not incorporated by reference into any document that incorporates this Form 10-K by reference.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
ECVT (formerly PQG)	$100	$90	$104	$99	$88	$76
Russell 2000	100	89	112	134	154	122
SP 1500 Spec Chem	100	94	111	129	165	124

Issuer Purchases of Equity Securities
2022 Stock Repurchase Program
The following table contains information about purchases of our common stock during the fourth quarter of 2022.

			Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Dollar Value) of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs
	Total Number of Shares of Common Stock Purchased (1)	Average Price Paid per Share of Common Stock (2)

October 1, 2022—October 31, 2022	—	$—	—	$376,328
November 1, 2022—November 30, 2022	8,000,000	$7.88	—	$313,298
December 1, 2022—December 31, 2022	—	$—	—	$313,298
Total	8,000,000

(1)    In April 2022, our Board of Directors approved and announced a new stock repurchase program authorizing the repurchase of up to $450 million of the Company’s outstanding common stock over the next four years. This program is expected to be funded using cash on hand and cash generated from operations. We primarily expect to conduct the repurchase program through negotiated transactions with the Company’s equity sponsors, as well as through open market repurchases or other means, including through Rule 10b-18 trading plans or through the use of other techniques such as accelerated share repurchases. The actual timing, number and nature of shares repurchased will depend on a variety of factors, including stock, price, trading volume, and general business and market conditions. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be amended, suspended or discontinued at any time at our discretion.
On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for certain large corporations with average annual adjusted financial statement income in excess of $1 billion for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. Historically the Company has made discretionary share repurchases under its share repurchase programs. Beginning in 2023, these transactions will be subject to the excise tax of the IRA. Based on the Company’s historical net repurchase activity, the excise tax and the other provisions of the IRA are not expected to have a material impact on the Company’s results of operations or financial position.
During the three months ended December 31, 2022, in connection with a secondary offering of the Company’s common stock in November 2022, the Company repurchased 8,000,000 shares of its common stock sold in the offering from the underwriters at a price of $7.88 per share for a total of $63.0 million. As of December 31, 2022, $313.3 million was available for additional share repurchases under the program.
(2)    Excludes brokerage commissions and other costs of execution.
Tax Withholdings
In connection with the vesting of restricted stock awards, restricted stock units and performance stock units, shares of common stock may be delivered to the Company by employees to satisfy withholding tax obligations at the instruction of the employee award holders. These transactions when they occur are accounted for as stock repurchases by the Company, with the shares returned to treasury stock at a cost representing the payment by the Company of the tax obligations on behalf of the employees in lieu of shares for the vesting unit. There were no such transactions during the three months ended December 31, 2022.
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
In 2022, we served global customers across many end uses and, as of December 31, 2022, operated out of ten strategically located manufacturing facilities.
On December 14, 2020, we completed the sale of our Performance Materials business to Potters Buyer, LLC, an affiliate of The Jordan Company, L.P., for a purchase price of $650 million. Effective on August 1, 2021, we completed the sale of our Performance Chemicals business to Sparta Aggregator L.P., a partnership with Koch Minerals & Trading, LLC and Cerberus Capital Management, L.P. for $1.1 billion. Additionally, our Board of Directors (the “Board”) declared a special cash dividend of $1.80 per share, paid on December 14, 2020 in connection with the sale of our Performance Materials business and declared a special cash dividend of $3.20 per share, paid on August 23, 2021 in connection with the sale of our Performance Chemicals business. The results of operations, financial condition, and cash flows for the Performance Materials and Performance Chemicals businesses are presented herein as discontinued operations. Refer to Note 4 and Note 5 of our Consolidated Financial Statements for additional information.
Impact of Russia’s Invasion of Ukraine on our Business and Results
We are continuing to monitor the developments in Russia and Ukraine, as well as the related economic sanctions and export controls imposed on certain industry sectors. Although the current conflict has created global economic and political uncertainties and affected certain supply chain disruptions, we do not believe we have significant exposure in those countries. We have no operations in Russia or Ukraine. We had no sales to customers in Ukraine and our sales to a customer in Russia were immaterial for the year ended December 31, 2022 and have been discontinued. Sales to this customer in Russia represented 2% of total sales for the years ended December 31, 2021 and 2020, respectively. We also did not make any purchases from suppliers in Russia or Ukraine. As Russia’s invasion of Ukraine continues to unfold, we will continue to monitor compliance with sanctions imposed by the U.S. government and other countries.
Recent Developments
Late in the fourth quarter of 2022, our Ecoservices business was adversely affected by Winter Storm Elliott. The storm disrupted operations at a number of our sites, impacting production and resulting in unplanned maintenance. While the storm had a modest impact on fourth quarter 2022 financial results, we expect the majority of the maintenance and repair costs incurred will be realized in the first quarter of 2023. In addition, we expect that the fourth quarter 2022 production outages will translate into lower availability and sales of virgin sulfuric acid in the first quarter of 2023.
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
On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for certain large corporations with average annual adjusted financial statement income in excess of $1 billion for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. Historically we have made discretionary share repurchases under our share repurchase programs. Beginning in 2023, these transactions will be subject to the excise tax of the IRA. Based on our historical net repurchase activity, the excise tax and the other provisions of the IRA are not expected to have a material impact on our results of operations or financial position.
From the announcement date of the program in April 2022 through December 31, 2022, the Company repurchased 1,970,763 shares of its common stock on the open market at an average price of $9.82 per share, for a total of $19.4 million. Additionally, in connection with secondary offerings of the Company’s common stock in August and November 2022, the Company repurchased 6,500,000 and 8,000,000 shares of its common stock sold in the offerings, respectively, from the underwriters at a price of $8.36 per share and $7.88 per share, respectively, simultaneous with the closing of the respective offerings, for a total of $117.3 million. As of December 31, 2022, $313.3 million was available for additional share repurchases under the program.
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

Key Factors and Trends Affecting Operating Results and Financial Condition
Sales
Our Ecoservices and Catalyst Technologies segments' sales have grown primarily due to increased demand for our products and services in the markets we serve, expansion into new end use applications, including catalysts used in the production of renewable fuels, polyethylene, and emission control, as well as continued supply share gains and customer contractual pass-through mechanisms. Sales in our Ecoservices and Catalyst Technologies segments are made on both a purchase order basis and pursuant to long-term contracts.
Overall economic demand has significantly rebounded since the 2020 lows that resulted from the impact of COVID-19. Refineries have seen demand return with increasing miles driven and a general increase in economic activity. Polyethylene demand remains strong driven by the growing consumer demand for films and packaging. Higher refinery utilization rates are increasing demand for catalyst and regeneration.
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
Most of our Ecoservices contracts feature take-or-pay volume protection and/or quarterly price adjustments for commodity inputs, labor, the Chemical Engineering Index (U.S. chemical plant construction cost index) and natural gas. Over 80% of our Ecoservices segment sales for the year ended December 31, 2022 were under contracts featuring quarterly price adjustments. The price adjustments generally reflect actual costs for producing acid and tend to protect us from volatility in labor, fixed costs and raw material pricing. The take-or-pay volume protection allows us to cover fixed costs through intermittent, temporary production issues at customer refineries.
While natural gas is not a direct feedstock for any product, natural gas powered machinery and equipment are used to heat raw materials and create the chemical reactions necessary to produce end-products. We maintain multiple suppliers wherever possible and structure our customer contracts when possible to allow for the pass-through of raw material and natural gas costs.
Joint Ventures
We account for our investments in our equity joint ventures under the equity method. Our joint venture, the Zeolyst Joint Venture, manufactures high performance, specialty, zeolite-based catalysts for use in the polymers and engineered plastics, emission control, refining and petrochemical industries and other areas of the broader chemicals industry. Demand for the Zeolyst Joint Venture products fluctuates based upon the timing of our customer’s fixed bed catalyst replacements. We share proportionally in the management of our joint ventures with the other parties to each such joint venture.
Seasonality
Our regeneration services product group, which is a part of our Ecoservices segment, typically experiences seasonal fluctuations as a result of higher demand for gasoline products in the summer months and lower demand in the winter months. These demand fluctuations results in higher sales and working capital requirements in the second and third quarter.

Foreign Currency
As a global business, we are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. Approximately 6% of our sales for the years ended December 31, 2022 and 2021 in currencies other than the U.S. dollar. Because our consolidated financial results are reported in U.S. dollars, sales or earnings generated in currencies other than the U.S. dollar can result in a significant increase or decrease in the amount of those sales and earnings when translated to U.S. dollars. The foreign currency to which we have the most significant exchange rate exposure is the British Pound.
Results of Operations
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Highlights
The following is a summary of our financial performance for the year ended December 31, 2022 compared with the year ended December 31, 2021.
Sales
Sales increased $209.0 million to $820.2 million. The increase in sales was primarily due to higher average selling prices, including the favorable pass-through of sulfur pricing and higher sales volumes, and increased demands for our products and services.
Gross Profit
Gross profit increased $48.0 million to $224.7 million. The increase in gross profit was primarily due to increased pricing and higher sales volumes across the portfolio. Inflationary factors increased through the year, namely from higher sulfur, freight and energy indexed costs, but customer contractual pass-through mechanisms preserved earnings in Ecoservices, while targeted price increases helped to mitigate cost pressures in Catalyst Technologies.
Operating Income
Operating income increased $49.8 million to $104.4 million. The increase in operating income was primarily due to an increase in gross profit and lower selling, general and administrative expenses, partially offset by higher other operating expenses.
Equity in Net Income from Affiliated Companies
Equity in net income of affiliated companies for the years ended December 31, 2022 and 2021 was $27.7 million.

The following is our consolidated statement of income and a summary of financial results for the years ended December 31, 2022 and 2021.

	Years ended December 31,		Change
	2022	2021	$	%
	(in millions, except percentages)
Sales	$820.2	$611.2	$209.0	34.2%
Cost of goods sold	595.5	434.5	161.0	37.1%
Gross profit	224.7	176.7	48.0	27.2%
Gross profit margin	27.4%	28.9%
Selling, general and administrative expenses	85.3	97.8	(12.5)	(12.8)%
Other operating expense, net	35.0	24.3	10.7	44.0%
Operating income	104.4	54.6	49.8	91.2%
Operating income margin	12.7%	8.9%
Equity in net income from affiliated companies	(27.7)	(27.7)	—	—%
Interest expense, net	37.2	37.0	0.2	0.5%
Debt extinguishment costs	—	26.9	(26.9)	(100.0)%
Other expense, net	0.2	4.5	(4.3)	(95.6)%
Income from continuing operations before income taxes and noncontrolling interest	94.7	13.9	80.8	581.3%
Provision for income taxes	24.9	12.1	12.8	105.8%
Effective tax rate	26.3%	87.1%
Net income from continuing operations	69.8	1.8	68.0	NM
Net income (loss) from discontinued operations, net of tax	3.9	(141.4)	145.3	(102.8)%
Net income (loss)	73.7	(139.6)	213.3	(152.8)%
Less: Net income attributable to the noncontrolling interest - discontinued operations	—	0.3	(0.3)	(100.0)%
Net income (loss) attributable to Ecovyst Inc.	$73.7	$(139.9)	$213.6	(152.7)%

Sales

	Years ended December 31,		Change
	2022	2021	$	%
	(in millions, except percentages)
Sales:
Ecoservices	$702.5	$500.5	$202.0	40.4%
Catalyst Technologies	117.7	110.7	7.0	6.3%
Total sales	$820.2	$611.2	$209.0	34.2%

Ecoservices: Sales in Ecoservices for the year ended December 31, 2022 were $702.5 million, an increase of $202.0 million, or 40.4%, compared to sales of $500.5 million for the year ended December 31, 2021. The increase in sales was primarily due to higher average selling price of $178.4 million, including pass-through of higher sulfur costs of $84.8 million, and higher sales volumes of $23.6 million.
The increase in average selling price was due to favorable pricing, which was primarily driven by pass-through of higher sulfur costs and higher labor, freight and energy indexed costs. The increase in volumes was due to a higher demand for regeneration services during the year and higher sales of virgin sulfuric acid used in mining and industrial uses.

Catalyst Technologies: Sales in Catalyst Technologies for the year ended December 31, 2022 were $117.7 million, an increase of $7.0 million, or 6.3%, compared to sales of $110.7 million for the year ended December 31, 2021. The increase in sales was primarily due to the contribution from higher sales volume of $7.1 million and higher average selling prices of $4.6 million, partially offset by the unfavorable effects of foreign currency translation of $4.7 million.
The increase in sales volume was attributable to the continued strong customer demand for polyethylene catalysts and higher sales of niche custom catalysts.
Gross Profit
Gross profit for the year ended December 31, 2022 was $224.7 million, an increase of $48.0 million, or 27.2%, compared with $176.7 million for the year ended December 31, 2021. The increase in gross profit was due to higher average selling prices of aggregating $183.0 million and the contribution from higher sales volume of $22.8 million which were partially offset by unfavorable raw material and manufacturing costs of $152.1 million and a $5.7 million impact associated with a less-favorable product mix.
The unfavorable change in raw materials was driven by higher sulfur costs of approximately $85.0 million and higher natural gas. The unfavorable change in manufacturing costs were driven by the timing of plant maintenance projects, and higher variable, transportation and fixed costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2022 were $85.3 million, a decrease of $12.5 million compared with $97.8 million for the year ended December 31, 2021. The decrease in selling, general and administrative expenses was mainly due to a decrease in compensation related costs of $5.2 million and a decrease in stock-based compensation expense of $11.2 million, which consisted of $4.0 million of incremental cost recognized during the year ended December 31, 2021 in connection with the modifications of our equity incentive awards and stock options associated with the special dividend and sale of the Performance Chemicals business in August 2021, with the remaining decrease driven by forfeitures of equity incentive awards in 2022 by former Company executives and employees of the Performance Chemicals business. This was mostly offset by $3.7 million of income generated during the year ended December 31, 2021 from the transition service agreements entered into as part of the sales of the Performance Materials and Performance Chemicals businesses.
Other Operating Expense, Net
Other operating expense, net for the year ended December 31, 2022 was $35.0 million, an increase of $10.7 million, or 44.0%, compared with $24.3 million for the year ended December 31, 2021. The increase in other operating expense, net was mainly driven by increases of $5.3 million in severance charges associated with former executives and $5.0 million in residual costs from the Performance Chemicals divestiture and other transactions costs.
Equity in Net Income from Affiliated Companies
Equity in net income from affiliated companies for the year ended December 31, 2022 was $27.7 million, in line with the year ended December 31, 2021. The Zeolyst Joint Venture during the year ended December 31, 2022 as compared to the year ended December 31, 2021, continued to have high demands for hydrocracking and specialty catalyst.
Interest Expense, Net
Interest expense, net for the year ended December 31, 2022 was $37.2 million, an increase of $0.2 million, as compared with $37.0 million for the year ended December 31, 2021. The increase in interest expense was due to higher interest rates on our variable rate debt.

Debt Extinguishment Costs
Debt extinguishment costs for the year ended December 31, 2021 was $26.9 million.
Effective on August 1, 2021, we completed the sale of our Performance Chemicals business which triggered an obligation to provide partial payment under our 2018 Term Loan Facility and pay in full our 5.75% Senior Unsecured Notes. As a result of the required payments, previous unamortized deferred financing costs of $3.1 million and original issue discount of $3.6 million were written off as debt extinguishment costs.
Concurrent with, and using a portion of the net cash proceeds from, the divestiture of the Performance Chemicals business in August 2021, we repaid the remaining balance on our 2016 Term Loan Facility and redeemed the 5.75% Senior Unsecured Notes. In connection with the redemption of the 5.75% Senior Unsecured Notes, we paid a redemption premium of $8.5 million, which was recorded as debt extinguishment costs during the nine months ended September 30, 2021. We wrote off $0.8 million of unamortized deferred financing costs and $2.4 million of original issue discount related to the 2016 Term Loan Facility and $2.3 million of unamortized deferred financing costs and $1.2 million of original issue discount related to the 5.75% Senior Unsecured Notes as debt extinguishment costs during the nine months ended September 30, 2021.
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
Other Expense, Net
Other expense, net was $0.2 million for the year ended December 31, 2022, a favorable change of $4.3 million, compared to $4.5 million for the year ended December 31, 2021. The change primarily related to $0.5 million in pension plan benefit and $3.7 million favorable change in foreign currency losses in the current year on the non-permanent intercompany debt denominated in local currency and translated to U.S. dollars.
Provision for Income Taxes
The provision for income taxes for the year ended December 31, 2022 was a $24.9 million provision compared to a $12.1 million provision for the year ended December 31, 2021. The effective income tax rate for the year ended December 31, 2022 was 26.3% compared to 87.1% for the year ended December 31, 2021. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the year ended December 31, 2022 was mainly due to the impact of the Section 162(m) deduction limitation for “covered” employees with compensation in excess of $1 million, along with the tax deductibility of stock compensation. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the year ended December 31, 2021 was mainly due to GILTI, foreign tax credit benefit and the impact of intra-period allocation as a result of the Performance Chemicals and Performance Materials businesses being classified as held for sale.
Net Income (Loss) Attributable to Ecovyst Inc.
For the foregoing reasons and after the effect of the non-controlling interest in earnings of subsidiaries for each period presented, net income attributable to Ecovyst Inc. was $73.7 million for the year ended December 31, 2022 as compared to net loss of $139.9 million for the year ended December 31, 2021.

Adjusted EBITDA
Summarized EBITDA and Adjusted EBITDA information is shown below in the following table:

	Years ended December 31,		Change
	2022	2021	$	%
	(in millions, except percentages)
Adjusted EBITDA(1):
Ecoservices	$227.8	$177.7	$50.1	28.2%
Catalyst Technologies(2)	78.0	88.0	(10.0)	(11.4)%
Unallocated corporate expenses	(29.0)	(38.1)	9.1	(24.0)%
Total	$276.8	$227.6	$49.2	21.6%

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
(2)The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $50.3 million for the year ended December 31, 2022, which includes $27.9 million of equity in net income, excluding $6.4 million of amortization of investment in affiliate step-up, plus $16.0 million of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $49.9 million for the year ended December 31, 2021, which includes $27.8 million of equity in net income, excluding $6.5 million of amortization of investment in affiliate step-up, plus $15.6 million of joint venture depreciation, amortization and interest.
Ecoservices: Adjusted EBITDA for the year ended December 31, 2022 was $227.8 million, an increase of $50.1 million, or 28.2%, compared to $177.7 million for the year ended December 31, 2021. The increase in Ecoservices’ Adjusted EBITDA was the result of higher sales volumes for regeneration services and for virgin sulfuric acid, and higher average selling prices that more than covered higher variable costs.
Catalyst Technologies: Adjusted EBITDA for the year ended December 31, 2022 was $78.0 million, a decrease of $10.0 million, or 11.4%, compared with $88.0 million for the year ended December 31, 2021. Adjusted EBITDA decreased due higher variable costs arising from inflation and supply chain pressures, along with less-favorable product mix during the year. This was only partially offset by increased volume and higher average selling prices.

A reconciliation of net income attributable to Ecovyst Inc. to Adjusted EBITDA is as follows:

	Years ended December 31,
	2022	2021
	(in millions)
Reconciliation of net income attributable to Ecovyst Inc. to Adjusted EBITDA
Net income from continuing operations	$69.8	$1.8
Provision for income taxes	24.9	12.1
Interest expense, net	37.2	37.0
Depreciation and amortization	79.2	79.7
EBITDA	211.1	130.6
Joint venture depreciation, amortization and interest(a)	16.0	15.6
Amortization of investment in affiliate step-up(b)	6.4	6.5
Debt extinguishment costs	—	26.9
Net loss on asset disposals(c)	3.6	5.7
Foreign currency exchange loss(d)	1.4	4.7
LIFO benefit(e)	(0.2)	(1.9)
Transaction and other related costs(f)	7.0	2.0
Equity-based compensation	20.6	31.8
Restructuring, integration and business optimization expenses(g)	11.6	3.9
Other(h)	(0.7)	1.8
Adjusted EBITDA	$276.8	$227.6

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
(d)Reflects the exclusion of the foreign currency transaction gains and losses in the statements of income related to the non-permanent intercompany debt denominated in local currency translated to U.S. dollars.
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

(h)Other costs consist of adjustments for defined benefit pension plan (benefit) costs and certain expenses that are not core to our ongoing business operations, including environmental remediation-related costs, capital and franchise taxes. All of our defined benefit pension plan obligations are under defined benefit pension plans that are frozen. Included in this line-item are rounding discrepancies that may arise from rounding from dollars (in thousands) to dollars (in millions).
Adjusted Net Income
    Summarized adjusted net income information is shown below in the following table:

	Years ended December 31,
	2022			2021
	Pre-tax	Tax expense (benefit)	After-tax	Pre-tax	Tax expense (benefit)	After-tax
	(in millions)
Reconciliation of net income attributable to Ecovyst Inc. to Adjusted Net Income (1)(2)
Net income from continuing operations	$94.7	$24.9	$69.8	$13.9	$12.1	$1.8
Amortization of investment in affiliate step-up(b)	6.4	1.5	4.9	6.5	1.6	4.9
Debt extinguishment costs	—	—	—	26.9	6.6	20.3
Net loss on asset disposals(c)	3.6	0.9	2.7	5.7	1.4	4.3
Foreign currency exchange loss(d)	1.4	0.4	1.0	4.7	1.0	3.7
LIFO benefit(e)	(0.2)	(0.1)	(0.1)	(1.9)	(0.5)	(1.4)
Transaction and other related costs(f)	7.0	1.1	5.9	2.0	0.5	1.5
Equity-based compensation	20.6	(0.1)	20.7	31.8	7.7	24.1
Restructuring, integration and business optimization expenses(g)	11.6	2.8	8.8	3.9	0.7	3.2
Other(h)	(0.7)	(0.2)	(0.5)	1.8	0.7	1.1
Adjusted Net Income, including Impact of Discrete Tax Items	144.4	31.2	113.2	95.3	31.8	63.5
Impact of Discrete Tax Items(3)	—	—	—	—	(6.1)	6.1
Adjusted Net Income	$144.4	$31.2	$113.2	$95.3	$25.7	$69.6

(1)We define adjusted net income as net income attributable to Ecovyst Inc. adjusted for non-operating income or expense and the impact of certain non-cash or other items that are included in net income that we do not consider indicative of our ongoing operating performance. Adjusted net income is presented as a key performance indicator as we believe it will enhance a prospective investor’s understanding of our results of operations and financial condition. Adjusted net income may not be comparable with net income or adjusted net income as defined by other companies.
(2)Refer to the Adjusted EBITDA notes above for more information with respect to each adjustment.
(3)Represents intra-period allocation rules related to a change in the UK legislature, which increased the UK corporate rate as well as an uncertain tax position related to a foreign entity.
The adjustments to net income attributable to Ecovyst Inc. are shown net of each applicable statutory tax rates.

Results of Operations
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Highlights
The following is a summary of our financial performance for the year ended December 31, 2021 compared with the year ended December 31, 2020.
Sales
Sales increased $115.3 million to $611.2 million. The increase in sales was primarily due to higher sales volumes and pass-through of higher sulfur pricing. The higher volumes were primarily the result of stronger demand for polyethylene catalysts and higher volume for regeneration services. The global macroeconomic recovery supported demand across both business segments.
Gross Profit
Gross profit increased $25.8 million to $176.7 million. The increase in gross profit was primarily due to higher sales volumes across the portfolio and favorable product mix. These factors more than offset headwinds from higher variable costs and elevated fixed costs driven by Winter Storm Uri in early 2021. Inflationary factors increased through the year, namely from higher sulfur and energy costs, but customer contractual pass-through mechanisms preserved earnings in Ecoservices, while targeted price increases served to mitigate cost pressures in Catalyst Technologies.
Operating Income
Operating income increased by $3.0 million to $54.6 million. The increase in operating income was primarily due to an increase in gross profit for the year ended December 31, 2021.
Equity in Net Income from Affiliated Companies
Equity in net income from affiliated companies for the year ended December 31, 2021 was $27.7 million, compared with net income of $21.0 million for the year ended December 31, 2020. The increase was due to higher earnings of $6.4 million generated by the Zeolyst Joint Venture during the year ended December 31, 2021 as compared to the year ended December 31, 2020.

The following is our consolidated statement of income and a summary of financial results for the years ended December 31, 2021 and 2020.

	Years ended December 31,		Change
	2021	2020	$	%
	(in millions, except percentages)
Sales	$611.2	$495.9	$115.3	23.3%
Cost of goods sold	434.5	345.0	89.5	25.9%
Gross profit	176.7	150.9	25.8	17.1%
Gross profit margin	28.9%	30.4%
Selling, general and administrative expenses	97.8	81.5	16.3	20.0%
Other operating expense, net	24.3	17.8	6.5	36.5%
Operating income	54.6	51.6	3.0	5.8%
Operating income margin	8.9%	10.4%
Equity in net income from affiliated companies	(27.7)	(21.0)	(6.7)	31.9%
Interest expense, net	37.0	50.4	(13.4)	(26.6)%
Debt extinguishment costs	26.9	25.0	1.9	7.6%
Other expense (income), net	4.5	(5.0)	9.5	(190.0)%
Income from continuing operations before income taxes and noncontrolling interest	13.9	2.2	11.7	531.8%
Provision (benefit) for income taxes	12.1	(52.1)	64.2	(123.2)%
Effective tax rate	87.1%	(2,350.6)%
Net income from continuing operations	1.8	54.3	(52.5)	(96.7)%
Net loss from discontinued operations, net of tax	(141.4)	(336.0)	194.6	(57.9)%
Net loss	(139.6)	(281.7)	142.1	(50.4)%
Less: Net income (loss) attributable to the noncontrolling interest - discontinued operations	0.3	(2.9)	3.2	(110.3)%
Net loss attributable to Ecovyst Inc.	$(139.9)	$(278.8)	$138.9	(49.8)%

Sales

	Years ended December 31,		Change
	2021	2020	$	%
	(in millions, except percentages)
Sales:
Ecoservices	$500.5	$401.9	$98.6	24.5%
Catalyst Technologies	110.7	94.0	16.7	17.8%
Total sales	$611.2	$495.9	$115.3	23.3%

Ecoservices: Sales in Ecoservices for the year ended December 31, 2021 were $500.5 million, an increase of $98.6 million, or 24.5%, compared to sales of $401.9 million for the year ended December 31, 2020. The increase in sales was primarily due to the contribution from higher sales volumes of $29.2 million and higher average selling prices aggregating $69.4 million, including pass-through of higher sulfur costs of $49.0 million.
The increase in volumes was due to a higher demand for regeneration services on the recovery from the global pandemic and improved virgin sulfuric acid used in mining and industrial uses, as well as sales related to the Chem32 acquisition. The favorable pricing was primarily driven by pass-through of higher sulfur costs and higher labor and energy indexed costs.
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
The increase in volumes was due to continued strong customer demand for polyethylene catalysts.
Gross Profit
Gross profit for the year ended December 31, 2021 was $176.7 million, an increase of $25.8 million, or 17.1%, compared with $150.9 million for the year ended December 31, 2020. The increase in gross profit was due to higher average selling prices aggregating $119.5 million and the contribution from higher sales volume of $22.1 million, which was partially offset by unfavorable manufacturing costs of $123.9 million, including approximately $49.0 million of higher sulfur costs.
Favorable customer pricing was primarily a result of higher average selling prices from pass-through costs and product mix. The increase in volumes was due to an increase in regeneration services, virgin sulfuric acid sales and increased demand for polyethylene catalysts. The unfavorable change in raw materials were driven by higher sulfur costs of $49.0 million. The unfavorable change in manufacturing costs were driven by the timing of plant maintenance projects and higher fixed costs arising from the impact of Winter Storm Uri in the Gulf Coast.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2021 were $97.8 million, an increase of $16.3 million compared with $81.5 million for the year ended December 31, 2020. The increase in selling, general and administrative expenses was due to an increase in stock compensation expense and compensation related expenses, partially offset by lower discretionary spending.
Other Operating Expense, Net
Other operating expense, net for the year ended December 31, 2021 was $24.3 million, an increase of $6.5 million, or 36.5%, compared with $17.8 million for the year ended December 31, 2020. The increase in other operating expense, net was primarily due to an increase in amortization expense from the Chem32 acquisition.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the year ended December 31, 2021 was $27.7 million, an increase of $6.7 million, compared with income of $21.0 million for the year ended December 31, 2020. The increase was primarily due to $33.0 million of earnings generated by the Zeolyst Joint Venture during the year ended December 31, 2021 as compared to $26.7 million for the year ended December 31, 2020 which was a result of higher demand for catalyst used in renewable fuels and emission control catalysts, partially offset by lower specialty and hydrocracking catalyst on timing of customer fixed bed change-outs.
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
Effective on August 1, 2021, we completed the sale of our Performance Chemicals business which triggered an obligation to provide partial payment under our 2018 Term Loan Facility and pay in full our 5.75% Senior Unsecured Notes. As a result of the required payments, previous unamortized deferred financing costs of $3.1 million and original issue discount of $3.6 million were written off as debt extinguishment costs.
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
On February 7, 2020, we amended our 2018 Term Loan Facility to reduce the applicable interest rates and extend the maturity of the facility to February 2027. We recorded $2.2 million of new creditor and third-party financing fees as debt extinguishment costs. In addition, previously unamortized deferred financing costs of $0.1 million and original issue discount of $0.2 million associated with the 2018 Term Loan Facility were written off as debt extinguishment costs.
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
Other Expense (Income), Net
Other expense (income), net was expense of $4.5 million for the year ended December 31, 2021, an unfavorable change of $9.5 million, compared with income of $5.0 million for the year ended December 31, 2020. The change primarily consisted of $4.7 million of foreign currency losses on the non-permanent intercompany debt denominated in local currency and translated to U.S. dollars and transactional currency translation in the current year period as compared to foreign currency gain of $5.3 million in the prior year period.
Provision (Benefit) for Income Taxes
The provision (benefit) for income taxes for the year ended December 31, 2021 was $12.1 million provision compared to a $52.1 million benefit for the year ended December 31, 2020. The effective income tax rate for the year ended December 31, 2021 was 87.1% compared to (2,350.6)% for the year ended December 31, 2020. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the year ended December 31, 2021 was mainly due to the impact of the Global Intangible Low Taxed Income (“GILTI”) provisions of U.S. tax reform and the impact of intra-period allocation as a result of the Performance Chemicals business being classified as held for sale. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the year ended December 31, 2020 was mainly due to state and local taxes, GILTI, foreign tax credit benefit and the impact of intra-period allocation as a result of the Performance Chemicals and Performance Materials businesses being classified as held for sale.
Net Loss Attributable to Ecovyst Inc.
For the foregoing reasons and after the effect of the non-controlling interest in earnings of subsidiaries for each period presented, net loss attributable to Ecovyst Inc. was $139.9 million for the year ended December 31, 2021 as compared to a net income of $278.8 million for the year ended December 31, 2020.

Adjusted EBITDA
Summarized EBITDA and Adjusted EBITDA information is shown below in the following table:

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
(2)The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $49.9 million for the year ended December 31, 2021, which includes $27.8 million of equity in net income, excluding $6.5 million of amortization of investment in affiliate step-up plus $15.6 million of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $42.5 million for the year ended December 31, 2020, which includes $21.2 million of equity in net income, excluding $6.6 million of amortization of investment in affiliate step-up, plus $14.7 million of joint venture depreciation, amortization and interest.
Ecoservices: Adjusted EBITDA for the year ended December 31, 2021 was $177.7 million, an increase of $20.5 million, or 13.0%, compared with $157.2 million for the year ended December 31, 2020. Ecoservices adjusted EBITDA increased due to higher regeneration services, favorable pricing, improved cost efficiencies and the benefit of the Chem32 acquisition.
Catalyst Technologies: Adjusted EBITDA for the year ended December 31, 2021 was $88.0 million, an increase of $13.5 million, or 18.1%, compared with $74.5 million for the year ended December 31, 2020. Adjusted EBITDA increased due to improved volume on the continued strong demand for polyethylene catalysts, increased demand for catalysts used in renewable fuel applications and higher sales of emission control catalysts and more favorable product mix.

A reconciliation of net income attributable to Ecovyst Inc. to Adjusted EBITDA is as follows:

	Years ended December 31,
	2021	2020
	(in millions)
Reconciliation of net income attributable to Ecovyst Inc. to Adjusted EBITDA
Net income from continuing operations	$1.8	$54.3
Provision (benefit) for income taxes	12.1	(52.1)
Interest expense, net	37.0	50.4
Depreciation and amortization	79.7	76.9
EBITDA	130.6	129.5
Joint venture depreciation, amortization and interest(a)	15.6	14.7
Amortization of investment in affiliate step-up(b)	6.5	6.6
Debt extinguishment costs	26.9	25.0
Net loss on asset disposals(c)	5.7	4.7
Foreign currency exchange loss (gain)(d)	4.7	(5.3)
LIFO benefit(e)	(1.9)	(5.3)
Transaction and other related costs(f)	2.0	1.1
Equity-based compensation	31.8	17.2
Restructuring, integration and business optimization expenses(g)	3.9	2.0
Other(h)	1.8	2.4
Adjusted EBITDA	$227.6	$192.6

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
(d)Reflects the exclusion of the foreign currency transaction gains and losses in the statements of income related to the non-permanent intercompany debt denominated in local currency translated to U.S. dollars.
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

(h)Other costs consist of adjustments for defined benefit pension plan (benefit) costs and certain expenses that are not core to our ongoing business operations, including environmental remediation-related costs, capital and franchise taxes. All of our defined benefit pension plan obligations are under defined benefit pension plans that are frozen. Included in this line-item are rounding discrepancies that may arise from rounding from dollars (in thousands) to dollars (in millions)

Adjusted Net Income
Summarized adjusted net income information is shown below in the following table:

	Years ended December 31,
	2021			2020
	Pre-tax	Tax expense (benefit)	After-tax	Pre-tax	Tax expense (benefit)	After-tax
	(in millions)
Reconciliation of net (loss) income attributable to Ecovyst Inc. to Adjusted Net Income (1)(2)
Net income attributable to Ecovyst Inc.	$13.9	$12.1	$1.8	$2.2	$(52.1)	$54.3
Amortization of investment in affiliate step-up(b)	6.5	1.6	4.9	6.6	1.7	4.9
Debt extinguishment costs	26.9	6.6	20.3	25.0	6.3	18.7
Net loss on asset disposals(c)	5.7	1.4	4.3	4.7	1.2	3.5
Foreign currency exchange loss (gain)(d)	4.7	1.0	3.7	(5.3)	(0.6)	(4.7)
LIFO benefit(e)	(1.9)	(0.5)	(1.4)	(5.3)	(1.3)	(4.0)
Transaction and other related costs(f)	2.0	0.5	1.5	1.1	0.3	0.8
Equity-based compensation	31.8	7.7	24.1	17.2	4.0	13.2
Restructuring, integration and business optimization expenses(g)	3.9	0.7	3.2	2.0	0.5	1.5
Other(h)	1.8	0.7	1.1	2.4	0.5	1.9
Adjusted Net Income, including Impact of Discrete Tax Items	95.3	31.8	63.5	50.6	(39.5)	90.1

Impact of Discrete Tax Items(3)	—	(6.1)	6.1	—	—	—
Adjusted Net Income	$95.3	$25.7	$69.6	$50.6	$(39.5)	$90.1

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
The adjustments to net income attributable to Ecovyst Inc. are shown net of each applicable statutory tax rates.

Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity consist of cash flow from operations, existing cash balances as well as funds available under our asset based lending revolving credit facility (“ABL Facility”). We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources of funds. Our primary liquidity requirements include funding working capital requirements (primarily inventory and accounts receivable, net of accounts payable and other accrued liabilities), debt service requirements and capital expenditures. Our capital expenditures include both maintenance of business, which includes spending on maintenance and health, safety and environmental initiatives as well as growth, which includes spending to drive organic sales growth and cost savings initiatives.
We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our ABL Facility, will be sufficient to meet our presently anticipated future cash needs for at least the next 12 months. We may also pursue strategic acquisition opportunities, which may impact our future cash requirements. We may, from time to time, increase borrowings under our ABL Facility to meet our future cash needs. As of December 31, 2022, we had cash and cash equivalents of $110.9 million and availability of $59.7 million under our ABL Facility, after giving effect to $4.0 million of outstanding letters of credit and no revolving credit facility borrowings, for a total available liquidity of $170.6 million.
Our ABL Facility has one financial covenant to maintain. The first ratio compares the total ABL availability against a threshold: the greater of 10% of the line cap (which is defined as the lesser of our revolving loan commitments and the value of our assets) or $20.0 million. The greater of this threshold cannot be greater than the total availability of the ABL Facility. The second ratio compares the ABL Facility availability of the U.S. revolving credit facility against a $15.0 million threshold. As of December 31, 2022, we were in compliance with all covenants under our debt agreements.
The 2021 Term Loan Facility and the ABL Facility contain various non-financial restrictive covenants. Each limits the ability of the Borrower and its restricted subsidiaries to incur certain indebtedness or liens, merge, consolidate or liquidate, dispose of certain property, make investments or declare or pay dividends, make optional payments, modify certain debt instruments, enter into certain transactions with affiliates, enter into certain sales and leasebacks, and certain other non-financial restrictive covenants. During such time, the Company is required to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0. The Company is in compliance with all debt covenants as of December 31, 2022 and 2021, respectively.
Included in our cash and cash equivalents balance as of December 31, 2022 was $17.6 million of cash and cash equivalents held in foreign jurisdictions. We repatriate cash held outside of the United States from certain foreign subsidiaries in order to meet domestic liquidity needs. Depending on domestic and foreign cash balances, we have certain flexibility to repatriate funds in order to meet domestic liquidity needs. In certain cases, the repatriation of foreign cash under previous U.S. tax law had generally been subject to U.S. income taxes at the time of cash distribution. Due to the enactment of the TCJA in December 2017, our overseas earnings repatriation will generally no longer be subject to U.S. federal income taxes at the time of cash distribution. However, future earnings may still be taxed for foreign and state income tax purposes.
Over the course of the next twelve months and beyond, we anticipate making significant cash payments for known contractual and other obligations, including:
Principal and interest on long-term debt
As of December 31, 2022, our total indebtedness was $886.5 million, with up to $59.7 million of available borrowings under our ABL. Our liquidity requirements are significant, primarily due to debt service requirements. As reported, our cash interest expense for the years ended December 31, 2022, 2021 and 2020 was approximately $35.4 million, $59.0 million and $90.3 million, respectively. Before any impact of hedges, a one percent change in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $8.9 million on interest expense. The principal balance due in the next twelve months is $9.0 million.
Interest payments due within the next twelve months are $59.5 million using the interest rate effective as of December 31, 2022 on our variable interest credit facilities. Interest on long-term debt excludes amortization of deferred financing fees and original issue discount. The actual interest payments may differ materially based on actual amounts of long-term debt outstanding and actual interest rates in future periods, as well as the hedging impact from our interest rate cap agreements.

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
Cash Flow

	Years ended December 31,
	2022	2021	2020
	(in millions)
Continuing Operations
Net cash provided by (used in)
Operating activities	$180.4	$137.3	$140.1
Investing activities	(63.0)	875.7	571.8
Financing activities	(148.1)	(963.1)	(720.2)
Discontinued Operations
Net cash provided by (used in)
Operating activities	6.3	(7.4)	83.5
Investing activities	—	(40.0)	(20.3)
Financing activities	—	(1.1)	(2.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5.5)	2.3	11.1
Net change in cash, cash equivalents and restricted cash	(29.9)	3.7	63.4
Cash, cash equivalents and restricted cash at beginning of period	140.9	137.2	73.9
Cash, cash equivalents and restricted cash at end of period	$111.0	$140.9	$137.3

	Years ended December 31,
	2022	2021	2020
	(in millions)
Continuing Operations
Net income	$69.8	$1.8	$54.3
Non-cash and non-operating activities(1)	114.3	156.6	74.6
Changes in working capital	(2.2)	(18.1)	14.5
Other operating activities	(1.5)	(3.0)	(3.3)
Net cash provided by operating activities, continuing operations	$180.4	$137.3	$140.1

(1)Includes depreciation, amortization, amortization of deferred financing costs and original issue discount, debt extinguishment costs, foreign currency exchange gains and losses, pension and postretirement healthcare benefit expense and funding, deferred income tax benefit and provision, net losses on asset disposals, stock compensation, equity in net income and dividends received from affiliated companies.

	Years ended December 31,
	2022	2021	2020
	(in millions)
Continuing Operations
Working capital changes that provided (used) cash:
Receivables	$5.4	$(33.5)	$7.0
Inventories	9.9	0.6	(3.0)
Prepaids and other current assets	—	(7.8)	(1.4)
Accounts payable	(10.1)	10.0	6.9
Accrued liabilities	(7.4)	12.6	5.0
	$(2.2)	$(18.1)	$14.5

	Years ended December 31,
	2022	2021	2020
	(in millions)
Continuing Operations
Purchases of property, plant and equipment	$(58.9)	$(60.0)	$(54.8)
Proceeds from business divestitures, net of cash	—	978.4	624.3
Payments for business divestiture	(3.7)	—	—
Proceeds from sale of assets	—	—	2.4
Business combinations, net of cash acquired	(0.5)	(42.6)	—
Other, net	0.1	(0.1)	(0.1)
Net cash (used in) provided by investing activities, continuing operations	$(63.0)	$875.7	$571.8

	Years ended December 31,
	2022	2021	2020
	(in millions)
Continuing Operations
Net cash repayments on debt obligations	(9.0)	(542.9)	(470.3)
Dividends paid to stockholders	—	(435.6)	(243.7)
Other financing activities	(139.1)	15.4	(6.2)
Net cash used in financing activities, continuing operations	$(148.1)	$(963.1)	$(720.2)

The following discussions related to our cash flows are presented on a continuing operations basis, which excludes the cash flows from our former Performance Chemicals and Performance Materials businesses, which are accounted for as discontinued operations.
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Net cash provided by operating activities was $180.4 million for the year ended December 31, 2022, compared to $137.3 million provided for the year ended December 31, 2021. Cash generated by net income and non-working capital related activities was higher during the year ended December 31, 2022 by $27.2 million compared to the prior year. Cash used by working capital during the year ended December 31, 2022 was $2.2 million, favorable compared to cash used of $18.1 million for the year ended December 31, 2021.
The increase in cash generated by net income and non-working capital related activities of $27.2 million as compared to the prior year period was primarily due to an increase in gross profit driven by higher sales volumes and higher average selling price. In the year ended December 31, 2021, the non-working capital activity included debt extinguishment costs.
The $15.9 million increase in cash from working capital as compared to the prior year was primarily due to favorable changes in accounts receivable, inventories, and prepaids, which were offset by unfavorable changes in accounts payable and accrued liabilities.
The favorable change in accounts receivable was driven by the increase in sales volumes and higher pass-through pricing within our Ecoservices segment and the timing of sales within our Catalyst Technologies segment. The favorable change in prepaid and other current assets relates to the timing of receivables from related parties, the timing of insurance prepayments, an employee retention credit, and interest receivable on our interest rate caps. The increase in cash provided by inventory was due to the increase in sales within our Ecoservices and Catalyst Technologies segment in the current year period. The unfavorable change in accounts payable is due to the increase in sulfur costs and higher purchase volume. The unfavorable change in accrued liabilities relates to changes in various accruals.
Net cash used in investing activities was $63.0 million for the year ended December 31, 2022, compared to net cash provided of $875.7 million during the year ended December 31, 2021. Cash used in investing activities consisted of $58.9 million and $60.0 million to fund capital expenditures during the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2021, we divested our Performance Chemicals business and received $978.4 million in net proceeds and acquired Chem32 LLC for $42.6 million.
Net cash used in financing activities was $148.1 million for the year ended December 31, 2022, compared to $963.1 million used during the year ended December 31, 2021. During the year ended December 31, 2021, as a result of the sale of the Performance Chemicals business, net cash used in financing activities was driven by $542.9 million in net repayments of our debt and revolving credit facility and a dividend payment of $3.20 per common share, which resulted in a cash outflow of $435.6 million.
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
Net cash provided by investing activities was $875.7 million for the year ended December 31, 2021, compared to net cash provided of $571.8 million during the year ended December 31, 2020. Cash used in investing activities consisted of $60.0 million and $54.8 million to fund capital expenditures during the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, we divested our Performance Chemicals business and received $978.4 million in net proceeds and acquired Chem32 LLC for $42.6 million. During the year ended December 31, 2020, we divested our Performance Materials business and received $624.3 million in net proceeds. We received proceeds of $2.4 million related to the sale of non-core assets during the year ended December 31, 2020.
Net cash used in financing activities was $963.1 million for the year ended December 31, 2021, compared to net cash used of $720.2 million during the year ended December 31, 2020. Net cash used in financing activities was primarily driven by $542.9 million and $470.3 million in net repayments of our debt and revolving credit facility made during the years ended December 31, 2021 and 2020, respectively, as a result of our sales of the Performance Chemicals and Performance Material businesses. During the year ended December 31, 2021, we paid a dividend of $3.20 per common share, which resulted in a cash outflow of $435.6 million, from the sale of the Performance Chemicals business. During the year ended December 31, 2020, we paid a dividend of $1.80 per common share, which resulted in a cash outflow of $243.7 million, from the sale of the Performance Materials business.
Debt

	December 31,
	2022	2021
	(in millions)
Senior Secured Term Loan Facility due June 2028 (the "2021 Term Loan Facility")	$886.5	$895.5
ABL Facility	—	—
Total debt	886.5	895.5
Original issue discount	(7.5)	(8.8)
Deferred financing costs	(4.1)	(4.9)
Total debt, net of original issue discount and deferred financing costs	874.9	881.8
Less: current portion	(9.0)	(9.0)
Total long-term debt, excluding current portion	$865.9	$872.8

As of December 31, 2022 our total debt was $886.5 million excluding the original issue discount of $7.5 million and deferred financing fees of $4.1 million for our senior secured credit facilities and notes. Our net debt was $775.6 million, including cash of $110.9 million. Our total available liquidity as of December 31, 2022 was $170.6 million, which represents our cash on hand of $110.9 million plus our excess availability under our ABL of $59.7 million, after giving effect to $4.0 million of outstanding letters of credit and no revolving credit facility borrowings. We may seek, subject to market conditions and other factors, opportunities to repurchase, refinance or otherwise reprice our debt.
ABL Facility
On May 4, 2016, we entered a $200.0 million senior secured ABL facility, which provided for $200.0 million in revolving credit commitment (the “ABL Facility”).
On March 20, 2020, we amended the ABL Facility to increase the aggregate amount of the revolving loan commitments available by $50.0 million to $250.0 million, consisting of up to $195.0 million in U.S. commitments, up to $15.0 million in Canadian commitments and up to $40.0 million in European commitments. The maturity of the facility was extended to March 20, 2025. In addition, there was annual commitment fee equal to 0.375%, with a step-down to 0.25% based on average usage of the revolving credit borrowings available.

On June 9, 2021, we amended the ABL Facility to decrease the aggregate amount of revolving loan commitments available to $100.0 million, consisting of $90.0 million in U.S. commitments and $10.0 million in European commitments and extended the maturity date to August 2, 2026.
As of December 31, 2022, there were no revolving credit borrowings under the ABL Facility. Revolving credit borrowings are payable at our option throughout the term of the ABL Facility with the balance due August 2, 2026. We were in compliance with all debt covenants as of December 31, 2022 and 2021, respectively. We have the availability to request letters of credit under the ABL Facility. We had $4.0 million of letters of credit outstanding as of December 31, 2022, which reduce available borrowings under the ABL Facility by such amounts.
On February 17, 2023, we amended the ABL Facility to replace LIBOR with a secured overnight financing rate (“SOFR”) as the benchmark interest rate with respect to U.S. dollar-denominated borrowings. Following this amendment, U.S. dollar-denominated borrowings under the ABL Facility bear interest at a rate equal to an adjusted SOFR rate or the base rate plus a margin of between 1.25% and 1.75% or 0.25% to 0.75%, respectively.
2021 Term Loan Facility
On June 9, 2021, we entered into an agreement for a senior secured term loan facility (the “2021 Term Loan Facility”) for an aggregate principal amount of $900.0 million, with an original issue discount of 0.25% and interest at a floating rate of LIBOR (with a 0.50% minimum LIBOR floor) plus 2.75% per annum, with a maturity date of June 9, 2028. The proceeds from the 2021 Term Loan Facility were used to repay the 2020 Term Loan Facility (as defined below) in full and partially repay the 2018 Term Loan Facility (as defined below).
On February 9, 2023, we amended the 2021 Term Loan Facility to replace LIBOR with SOFR as the benchmark interest rate. Following this amendment, the 2021 Term Loan Facility bears interest at an adjusted SOFR rate (with a 0.50% minimum floor) plus 2.75% per annum (or, depending on the Borrower’s first lien net leverage ratio, 2.50%).
2020 Term Loan Facility – Repaid in 2021
On July 22, 2020, we entered into an agreement for a senior secured term loan facility (the “2020 Term Loan Facility”) for an aggregate principal amount of $650.0 million. The proceeds were used to redeem our existing $625.0 million of 6.75% Senior Secured Notes due 2022 and pay the associated early redemption premiums. The 2020 Term Loan Facility was fully repaid with the proceeds of the 2021 Term Loan Facility.
2018 Term Loan Facility – Repaid in 2021
On February 8, 2018, we entered into an agreement for a senior secured term loan facility (the “2018 Term Loan Facility”) for an aggregate principal amount of $1,267.0 million. The 2018 Term Loan Facility was amended on February 7, 2020, partially repaid on June 9, 2021 with a portion of the proceeds of the 2021 Term Loan Facility, and fully repaid on August 1, 2021 with a portion of the proceeds from the sale of our Performance Chemicals business.
5.75% Senior Unsecured Notes due 2025 - Redeemed in 2021
On December 11, 2017, we issued $300.0 million aggregate principal amount of 5.75% Senior Unsecured Notes due 2025 (the “5.75% Senior Unsecured Notes”). The 5.750% Senior Notes were redeemed at a redemption price equal to the sum of 102.875% of the principal amount outstanding plus accrued and unpaid interest to, but excluding, August 2, 2021.

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

	Years ended December 31,
	2022	2021	2020
	(in millions)
Maintenance capital expenditures	$46.9	$42.8	$36.0
Growth capital expenditures	9.0	19.6	10.2
Total capital expenditures	$55.9	$62.4	$46.2

Capital expenditures remained at a level sufficient for required maintenance and certain expansion growth initiatives during these periods. Maintenance capital expenditures were higher in the year ended December 31, 2022 as compared to December 31, 2021 due to higher turnaround expenditures. Growth capital expenditures are lower in the year ended December 31, 2022 as compared to December 31, 2021 due to the completion of several expansion projects in 2021.
Pension Funding
We paid an immaterial amount in cash contributions into our defined benefit pension plans and other postretirement plans in December 31, 2022 and 2021, respectively and $3.3 million in 2020. The net periodic pension and postretirement expense was $1.0 million, $0.3 million, and $0.4 million for those same periods, respectively.
As of December 31, 2022 and 2021, our pension plans and other post-retirement benefit plans were underfunded by $6.7 million and $4.2 million, respectively.
Off-Balance Sheet Arrangements
We had $4.0 million and $17.5 million of outstanding letters of credit on our revolver facility as of December 31, 2022 and 2021, respectively.
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
Goodwill is tested for impairment at the reporting unit level. In performing tests for goodwill impairment, we are able to use our discretion to first perform an optional qualitative assessment about the likelihood of the carrying value of a reporting unit exceeding its fair value. The qualitative assessment need not be applied to all reporting units. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount based on the qualitative assessment, we perform a quantitative goodwill impairment test to identify the potential goodwill impairment and measure the amount of the goodwill impairment loss, if any, to be recognized for that reporting unit. For the annual assessments in 2022 and 2021, we bypassed the option to perform the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test for each of our reporting units. The quantitative test identifies both the potential existence of impairment and the amount of impairment loss.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our major market risk exposure is potential losses arising from changing rates and prices regarding foreign currency exchange rate risk, interest rate risk and credit risk. The audit committee of our board of directors regularly reviews foreign exchange and interest rate hedging activity, and monitors compliance with our hedging policy. We do not use financial instruments for speculative purposes, and we limit our hedging activity to the underlying economic exposure.
Foreign Exchange Risk
Our financial results are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. We operate a geographically diverse business with approximately 6% of our sales during the years ended December 31, 2022 and 2021, respectively, coming from our international operations in currencies other than the U.S. dollar. Because consolidated financial results are reported in U.S. dollars, sales or earnings generated in currencies other than the U.S. dollar can result in a significant increase or decrease in the amount of those sales and earnings when translated to U.S. dollars. The financial statements of our operations outside the United States, where the local currency is considered to be the functional currency, are translated into U.S. dollars using the exchange rate in effect at each balance sheet date for assets and liabilities and the average exchange rate for each period for sales, expenses, gains, losses and cash flows. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. The foreign currency to which we have the most significant exchange rate exposure is the British pound. Sales in this currency represented approximately 5% of our sales during the year ended December 31, 2022. A 10% change in the average British pound to U.S. dollar exchange rate during the year ended December 31, 2022 would have impacted sales by approximately $3.8 million over the same period, or 0.5% of our total sales, assuming product pricing remained constant. The effect of translating foreign subsidiaries’ balance sheets into U.S. dollars is included in other comprehensive income. The impact of gains and losses on transactions denominated in currencies other than the functional currency of the relevant operations are included in other expense (income), net in the consolidated statements of income. Income and expense items are translated at average exchange rates during the year. Net foreign currency exchange gains and losses included in other expense (income), net was a $1.0 million loss for the year ended December 31, 2022. The foreign currency loss realized in the year ended December 31, 2022 was primarily driven by the non-permanent intercompany debt denominated in local currency and translated to U.S. dollars, and was principally non-cash in nature.
Interest Rate Risk
We are exposed to fluctuations in interest rates on our Senior Secured Credit Facilities. Changes in interest rates will not affect the market value of such debt but will affect the amount of our interest payments over the term of the loans. Likewise, an increase in interest rates could have a material impact on our cash flow. As of December 31, 2022, a 100 basis point increase in assumed interest rates for our variable interest credit facilities, before impact of any hedges, would have an annual impact of approximately $8.9 million on interest expense.
We hedge the interest rate fluctuations on debt obligations through interest rate cap agreements. We record the fair value of these hedges as assets or liabilities and the related unrealized gains or losses are deferred in stockholders’ equity as a component of other comprehensive income (loss), net of tax. The interest rate caps had a fair value net asset of $32.3 million and $(0.2) million at December 31, 2022 and 2021, respectively. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices.
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
In August 2021, PQ Corporation novated $900.0 million of its interest rate caps to Ecovyst Catalyst Technologies LLC.
In January 2022, the Company entered into two new interest rate cap agreements, with notional amounts of $250.0 million each and cap rates of 1.00% and paid $4.5 million in premiums. The term for one of the interest rate caps is August 2022 through October 2024 and the term for the other is September 2023 through October 2025.
In November 2022, the Company entered into a new interest rate cap agreement to mitigate interest rate volatility from July 2023 through July 2024, with a cap rate of 1.00% on $150.0 million of notional variable-rate debt and annuitized premium of $5.3 million during the effective period, and mitigate interest rate volatility from July 2024 through July 2026, with a cap rate of 1.00% and 175.0 million notional variable-rate debt and annuitized premium of $6.1 million during the effective period.
Credit Risk
We are exposed to credit risk on financial instruments to the extent our counterparty fails to perform certain duties as required under the provisions of an agreement. We only transact with counterparties having an appropriate credit rating for the risk involved. Credit exposure is managed through credit approval and monitoring procedures.
Concentration of credit risk can result primarily from trade receivables, for example, with certain customers operating in the same industry or customer groups located in the same geographic region. Credit risk related to these types of receivables is managed through credit approval and monitoring procedures. In the year ended December 31, 2022, we wrote off a nominal amount of bad debt on total sales of $820.2 million.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The consolidated financial statements, supplementary information and financial statement schedules of the Company are set forth beginning on page F-1 of this report.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process, designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made only in accordance with management and board authorizations; and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.

Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2022 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 will be included in our 2023 Proxy Statement, which we intend to file with the SEC within 120 days of our December 31, 2022 fiscal year end, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this Item 11 will be included in our 2023 Proxy Statement, which we intend to file with the SEC within 120 days of our December 31, 2022 fiscal year end, and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 will be included in our 2023 Proxy Statement, which we intend to file with the SEC within 120 days of our December 31, 2022 fiscal year end, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item 13 will be included in our 2023 Proxy Statement, which we intend to file with the SEC within 120 days of our December 31, 2022 fiscal year end, and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item 14 will be included in our 2023 Proxy Statement, which we intend to file with the SEC within 120 days of our December 31, 2022 fiscal year end, and is incorporated herein by reference.

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

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
2.1	Stock Purchase Agreement, dated as of October 15, 2020, by and among PQ Corporation and Potters Buyer, LLC		8-K	001-38221	2.1	10/16/2020
2.2	Stock Purchase Agreement, dated as of February 28, 2021, by and among PQ Group Holdings Inc. and Sparta Aggregator L.P.		8-K	001-38221	2.1	03/04/2021
2.3	Amendment No. 1 to Stock Purchase Agreement, dated as of June 24, 2021, by and among PQ Group Holdings Inc. and Sparta Aggregator L.P.		8-K	001-38221	2.1	6/30/2021
2.4	Amendment No. 2 to Stock Purchase Agreement, dated as of July 12, 2021, by and among PQ Group Holdings Inc. and Sparta Aggregator L.P.		8-K	001-38221	2.1	7/15/2021
3.1	Second Restated Certificate of Incorporation		10-Q	001-38221	3.1	11/14/2017
3.2	Certificate of Amendment of Certificate of Incorporation		8-K	001-38221	3.1	8/3/2021
3.3	Certificate of Correction of Certificate of Amendment of Certificate of Incorporation		10-Q	001-38221	3.3	11/9/2021
3.4	Second Amended and Restated Bylaws of Ecovyst Inc.		8-K	001-38221	3.2	8/3/2021
4.1	Indenture, dated as of May 4, 2016, among PQ Corporation, as Issuer, the Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee and Collateral Agent, including the form of Global Note attached as Exhibit A thereto		S-1	333-218650	4.2	6/9/2017
4.2	Indenture, dated as of December 11, 2017, among PQ Corporation, as Issuer, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee		8-K	001-38221	4.1	12/13/2017
4.3	Description of Ecovyst Inc.’s common stock		10-K	001-38221	4.3	3/1/2022
10.1	Partnership Agreement, dated as of February 1, 1988, by and between PQ Corporation and Shell Polymers and Catalysts Enterprises Inc.		S-1/A	333-218650	10.10	8/14/2017
10.2	First Amendment to Partnership Agreement, dated January 1, 1993, by and among PQ Corporation, Shell Catalyst Ventures Inc. and CRI Zeolites Inc.		S-1/A	333-218650	10.11	8/14/2017
10.3	Second Amendment to Partnership Agreement, dated October 18, 2002, by and between PQ Corporation and Shell Catalyst Ventures Inc.		S-1/A	333-218650	10.12	8/14/2017
10.4	Third Amendment to Partnership Agreement, dated January 1, 2005, by and between PQ Corporation and CRI Zeolites Inc.		S-1/A	333-218650	10.13	8/14/2017
10.5	Form of Amended and Restated Stockholders Agreement between PQ Group Holdings Inc. and certain stockholders of PQ Group Holdings Inc.		S-1/A	333-218650	10.5	9/1/2017

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.6*	Ecovyst Inc. 2017 Omnibus Incentive Plan, as Amended and Restated		S-8	333-262180	4.1	1/14/2022
10.7*	Form of Stock Option Award Agreement under the Ecovyst Inc. 2017 Omnibus Incentive Plan, as Amended and Restated		10-K	001-38221	10.7	3/1/2022
10.8*	Form of Restricted Stock Award Agreement under the Ecovyst Inc. 2017 Omnibus Incentive Plan, as Amended and Restated		10-K	001-38221	10.8	3/1/2022
10.9*	Form of Restricted Stock Unit Award Agreement under the Ecovyst Inc. 2017 Omnibus Incentive Plan, as Amended and Restated		10-K	001-38221	10.9	3/1/2022
10.10*	Form of 2019 Performance Stock Unit Award Agreement under the Ecovyst Inc. 2017 Omnibus Incentive Plan, as Amended and Restated		10-K	001-38221	10.1	3/1/2022
10.11*	Form of 2020 Performance Stock Unit Award Agreement under the Ecovyst Inc. 2017 Omnibus Incentive Plan, as Amended and Restated		10-K	001-38221	10.11	3/1/2022
10.12*	PQ Group Holdings Inc. Stock Incentive Plan		S-1	333-218650	10.6	6/9/2017
10.13*	Form of Nonqualified Stock Option Award Agreement under the PQ Group Holdings Inc. Stock Incentive Plan		S-1	333-218650	10.7	6/9/2017
10.14*	Form of Restricted Stock Agreement under the PQ Group Holdings Inc. Stock Incentive Plan		S-1	333-218650	10.8	6/9/2017
10.15*	Form of Director and Officer Indemnification Agreement		S-1/A	333-218650	10.9	9/1/2017
10.16*	Severance Agreement, dated August 9, 2018, by and between PQ Corporation and Belgacem Chariag		8-K	001-38221	10.2	8/9/2018
10.17*	Severance Agreement, dated September 25, 2017, by and between PQ Corporation and Joseph S. Koscinksi		10-K	001-38221	10.37	2/27/2020
10.18	Term Loan Credit Agreement, dated as of June 9, 2021 among CPQ Midco I Corporation, PQ Corporation, Ecovyst Catalyst Technologies LLC, Eco Services Operations Corp., Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders from time to time party thereto, with Citibank, N.A., Credit Suisse Loan Funding LLC, BofA Securities, Inc., Deutsche Bank Securities Inc., Goldman Sachs Bank USA, KeyBanc Capital Markets Inc. and Truist Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners		8-K	001-38221	10.1	6/11/2021
10.19
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
			8-K	001-38221	10.2	6/11/2021
10.20*	Amendment to Form of Director and Officer Indemnification Agreement		10-Q	001-38221	10.3	8/9/2021

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.21*	Form of Ecovyst Inc. Director and Officer Indemnification Agreement		10-Q	001-38221	10.4	8/9/2021
10.22*	Form of 2021 Performance Stock Unit Award Agreement under the Ecovyst Inc. 2017 Omnibus Incentive Plan, as Amended and Restated		10-K	001-38221	10.38	3/1/2022
10.23*	General Release and Waiver of Claims, dated April 25, 2022, between Ecovyst Inc., Ecovyst Catalyst Technologies LLC and Belgacem Chariag		8-K	001-38221	10.1	4/29/2022
10.24*	Severance Agreement, dated December 16, 2022, between Ecovyst Catalyst Technologies LLC and Kurt J. Bitting		8-K	001-38221	10.1	12/16/2022
10.25*	Severance Agreement, dated December 16, 2022, between Ecovyst Catalyst Technologies LLC and Michael Feehan		8-K	001-38221	10.2	12/16/2022
10.26*	Amended and Restated Severance Agreement, dated December 16, 2022, between Ecovyst Catalyst Technologies LLC and Joseph S. Koscinski		8-K	001-38221	10.3	12/16/2022
10.27
First Amendment Agreement, dated February 9, 2023 to the Term Loan Credit Agreement, dated June 9, 2021, by and among Ecovyst Catalyst Technologies LLC , Ecovyst Midco II Inc, Eco Services Operations Corp and Credit Suisse AG
		X
10.28
Fourth Amendment, dated February 17, 2023 to the ABL Credit Agreement, dated May 4, 2016 by and among Ecovyst Catalyst Technologies LLC, Ecovyst Catalyst Technologies UK Limited, Ecovyst Midco II Inc. and Citibank, N.A.
		X
10.29*	Letter of employment, dated November 25, 2019, between PQ Corporation and Thomas Schneberger	X
10.30*	Letter of employment, dated July 19, 2022, between Ecoservices and George L. Vann	X
10.31*	Letter of employment, dated November 28, 2022, between Ecovyst Catalyst Technologies LLC and Paul Whittleston	X
21.1	Subsidiaries of Ecovyst Inc.	X
23.1
Consent of PricewaterhouseCoopers LLP related to the consolidated financial statements and financial statement schedule of Ecovyst Inc. as of December 31, 2022 and 2021 and for each of the three years in the period ended December 31, 2022
		X
23.2
Consent of PricewaterhouseCoopers LLP related to the financial statements of Zeolyst International as of December 31, 2022 and 2021 and for each of the three years in the period ended December 31, 2022
		X
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
101
The following financial statements from the Annual Report on Form 10-K of Ecovyst Inc. for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
104	The cover page from the Annual Report on Form 10-K of Ecovyst Inc. for the year ended December 31, 2022, formatted in Inline XBRL	X
* Management contract or compensatory plan
ITEM 16.    FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOVYST INC.

Date:	February 28, 2023	By:	/s/ MICHAEL FEEHAN
Michael Feehan
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KURT J. BITTING	Chief Executive Officer and Director	February 28, 2023
Kurt J. Bitting	(Principal Executive Officer)

/s/ MICHAEL FEEHAN	Vice President and Chief Financial Officer	February 28, 2023
Michael Feehan

/s/ KEVIN M. FOGARTY	Chairperson of the Board	February 28, 2023
Kevin M. Fogarty

/s/ DAVID A. BRADLEY	Director	February 28, 2023
David A. Bradley

/s/ BRYAN K. BROWN	Director	February 28, 2023
Bryan K. Brown

/s/ ANNA CATALANO	Director	February 28, 2023
Anna Catalano

/s/ ROBERT COXON	Director	February 28, 2023
Robert Coxon

/s/ JONNY GINNS	Director	February 28, 2023
Jonny Ginns

/s/ KYLE VANN	Director	February 28, 2023
Kyle Vann

/s/ TIMOTHY WALSH	Director	February 28, 2023
Timothy Walsh

/s/ SUSAN F. WARD	Director	February 28, 2023
Susan F. Ward

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Ecovyst Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ecovyst Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessment - Catalyst Technologies Reporting Unit
As described in Notes 2 and 16 to the consolidated financial statements, goodwill associated with the Company’s Catalyst Technologies reporting unit was $76.6 million as of December 31, 2022. Management is required to test goodwill associated with each of its reporting units for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that goodwill may be impaired. Management performs its annual goodwill impairment test as of October 1. Goodwill is tested for impairment at the reporting unit level. If the carrying value of a reporting unit exceeds its implied fair value, an impairment charge is recognized. Management determined the fair value of its reporting units using a split between a market approach and an income, or discounted cash flow, approach. In applying the market approach, management estimates reporting unit market approach fair value using publicly traded comparable company values and applies the selected market multiples to each reporting unit’s trailing twelve months adjusted EBITDA. Management estimates reporting unit income-based fair value using the discounted cash flow approach, which requires use of significant assumptions including revenue growth rates and discount rate.
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
February 28, 2023

We have served as the Company’s auditor since 2015.

ECOVYST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years ended December 31,
	2022	2021	2020
Sales	$820,159	$611,201	$495,920
Cost of goods sold	595,529	434,540	344,967
Gross profit	224,630	176,661	150,953
Selling, general and administrative expenses	85,334	97,781	81,545
Other operating expense, net	34,911	24,273	17,842
Operating income	104,385	54,607	51,566
Equity in net income from affiliated companies	(27,725)	(27,737)	(21,065)
Interest expense, net	37,217	36,990	50,409
Debt extinguishment costs	—	26,902	25,028
Other expense (income), net	158	4,511	(5,021)
Income from continuing operations before income taxes and noncontrolling interest	94,735	13,941	2,215
Provision (benefit) for income taxes	24,940	12,147	(52,065)
Net income from continuing operations	69,795	1,794	54,280
Net income (loss) from discontinued operations, net of tax	3,902	(141,410)	(335,984)
Net income (loss)	73,697	(139,616)	(281,704)
Less: Net income (loss) attributable to the noncontrolling interest - discontinued operations	—	333	(2,933)
Net income (loss) attributable to Ecovyst Inc.	$73,697	$(139,949)	$(278,771)

Income from continuing operations attributable to Ecovyst Inc.	$69,795	$1,794	$54,280
Income (loss) from discontinued operations attributable to Ecovyst Inc.	3,902	(141,743)	(333,051)
Net income (loss) attributable to Ecovyst Inc.	$73,697	$(139,949)	$(278,771)

Net income (loss) per share:
Basic income per share—continuing operations	$0.52	$0.01	$0.40
Diluted income per share—continuing operations	$0.52	$0.01	$0.40
Basic income (loss) per share—discontinued operations	$0.03	$(1.04)	$(2.46)
Diluted income (loss) per share—discontinued operations	$0.03	$(1.03)	$(2.44)
Basic income (loss) per share	$0.55	$(1.03)	$(2.06)
Diluted income (loss) per share	$0.55	$(1.02)	$(2.04)

Weighted average shares outstanding:
Basic	133,601,322	136,167,384	135,528,977
Diluted	135,088,172	137,708,931	136,450,953
See accompanying notes to consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended December 31,
	2022	2021	2020
Net income (loss)	$73,697	$(139,616)	$(281,704)
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits	(2,676)	9,530	1,710
Net gain from hedging activities	24,382	2,914	1,177
Foreign currency translation	(9,922)	(2,248)	(4,467)
Total other comprehensive income (loss)	11,784	10,196	(1,580)
Comprehensive income (loss)	85,481	(129,420)	(283,284)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	333	(4,596)
Comprehensive income (loss) attributable to Ecovyst Inc.	$85,481	$(129,753)	$(278,688)

See accompanying notes to consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$110,920	$140,889
Accounts receivable, net	74,758	80,802
Inventories, net	44,362	53,813
Derivative assets	18,510	—
Prepaid and other current assets	19,154	16,165
Total current assets	267,704	291,669
Investments in affiliated companies	436,013	446,074
Property, plant and equipment, net	584,889	596,231
Goodwill	403,163	406,139
Other intangible assets, net	129,932	145,617
Right-of-use lease assets	28,265	30,115
Other long-term assets	34,587	15,374
Total assets	$1,884,553	$1,931,219
LIABILITIES
Current maturities of long-term debt	$9,000	$9,000
Accounts payable	40,019	51,860
Operating lease liabilities—current	8,155	8,306
Accrued liabilities	72,229	75,915
Total current liabilities	129,403	145,081
Long-term debt, excluding current portion	865,870	872,839
Deferred income taxes	136,184	126,749
Operating lease liabilities—noncurrent	20,021	21,719
Other long-term liabilities	25,846	24,094
Total liabilities	1,177,324	1,190,482
Commitments and contingencies (Note 25)
EQUITY
Common stock ($0.01 par); authorized shares 450,000,000; issued shares 139,571,272 and 137,820,971 on December 31, 2022 and 2021, respectively; outstanding shares 122,186,238 and 136,938,758 on December 31, 2022 and 2021, respectively	1,396	1,378
Preferred stock ($0.01 par); authorized shares 50,000,000; no shares issued or outstanding on December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	1,091,475	1,073,409
Accumulated deficit	(242,010)	(315,707)
Treasury stock, at cost; shares 17,385,034 and 882,213 on December 31, 2022 and 2021, respectively	(149,624)	(12,551)
Accumulated other comprehensive (loss) income	5,992	(5,792)
Total equity	707,229	740,737
Total liabilities and equity	$1,884,553	$1,931,219
See accompanying notes to consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Shares of Common stock	Common stock	Additional paid-in capital	Retained earnings (Accum. deficit)	Shares of Treasury stock	Treasury stock, at cost	Accum. other comp. income (loss)	Non-control ling interest	Total
Balance, December 31, 2019	136,861,382	$1,369	$1,696,899	$103,013	(396,421)	$(6,483)	$(15,348)	$5,868	$1,785,318
Net loss	—	—	—	(278,771)	—	—	—	(2,933)	(281,704)
Other comprehensive income (loss)	—	—	—	—	—	—	83	(1,663)	(1,580)
Repurchases of common shares	—	—	—	—	(211,700)	(2,059)	—	—	(2,059)
Tax withholdings on equity award vesting	—	—	—	—	(175,465)	(2,539)	—	—	(2,539)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,219)	(1,219)
Dividends paid on common stock ($1.80 per share)	—	—	(243,749)	—	—	—	—	—	(243,749)
Stock compensation expense	—	—	24,366	—	—	—	—	—	24,366
Shares issued under equity incentive plan, net of forfeitures	240,761	2	343	—	—	—	—	—	345
Balance, December 31, 2020	137,102,143	1,371	1,477,859	(175,758)	(783,586)	(11,081)	(15,265)	53	1,277,179
Net (loss) income	—	—	—	(139,949)	—	—	—	333	(139,616)
Other comprehensive income	—	—	—	—	—	—	9,473	723	10,196
Tax withholdings on equity award vesting	—	—	—	—	(98,627)	(1,470)	—	—	(1,470)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,109)	(1,109)
Dividends paid on common stock ($3.20 per share)	—	—	(435,593)	—	—	—	—	—	(435,593)
Stock compensation expense	—	—	30,404	—	—	—	—	—	30,404
Shares issued under equity incentive plan, net of forfeitures	718,828	7	739	—	—	—	—	—	746
Balance, December 31, 2021	137,820,971	1,378	1,073,409	(315,707)	(882,213)	(12,551)	(5,792)	—	740,737
Net income (loss)	—	—	—	73,697	—	—	—	—	73,697
Other comprehensive income	—	—	—	—	—	—	11,784	—	11,784
Repurchases of common shares	—	—	—	—	(16,470,763)	(136,741)	—	—	(136,741)
Tax withholdings on equity award vesting	—	—	—	—	(32,058)	(332)	—	—	(332)
Stock compensation expense	—	—	17,469	—	—	—	—	—	17,469
Shares issued under equity incentive plan, net of forfeitures	1,750,301	18	597	—	—	—	—	—	615
Balance, December 31, 2022	139,571,272	$1,396	$1,091,475	$(242,010)	(17,385,034)	$(149,624)	$5,992	$—	$707,229

See accompanying notes to consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$73,697	$(139,616)	$(281,704)
Net (income) loss from discontinued operations	(3,902)	141,410	335,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	65,121	65,955	65,333
Amortization	14,042	13,786	11,593
Amortization of deferred financing costs and original issue discount	2,031	1,907	2,515
Debt extinguishment costs	—	21,166	22,658
Foreign currency exchange loss (gain)	978	4,716	(5,264)
Pension and postretirement healthcare (benefit) expense	(1,015)	(302)	416
Pension and postretirement healthcare benefit funding	—	—	(3,264)
Deferred income tax (benefit) provision	1,652	4,548	(60,060)
Net loss on asset disposals	3,594	5,666	4,722
Stock compensation	20,632	31,838	17,194
Equity in net income from affiliated companies	(27,725)	(27,737)	(21,065)
Dividends received from affiliated companies	35,000	35,000	40,000
Other, net	(1,645)	(2,930)	(3,478)
Working capital changes that provided (used) cash, excluding the effect of acquisitions and dispositions:
Receivables	5,503	(33,476)	6,971
Inventories	9,902	631	(2,976)
Prepaids and other current assets	5	(7,827)	(1,359)
Accounts payable	(10,127)	10,006	6,868
Accrued liabilities	(7,448)	12,597	5,015
Net cash provided by operating activities, continuing operations	180,295	137,338	140,099
Net cash provided by (used in) operating activities, discontinued operations	6,311	(7,420)	83,499
Net cash provided by operating activities	186,606	129,918	223,598

Cash flows from investing activities:
Purchases of property, plant and equipment	(58,870)	(60,045)	(54,837)
Proceeds from business divestitures, net of cash	—	978,449	624,256
Payments for business divestiture	(3,744)	—	—
Proceeds from sale of assets	—	—	2,375
Business combinations, net of cash acquired	(488)	(42,639)	—
Other, net	81	(12)	—
Net cash (used in) provided by investing activities, continuing operations	(63,021)	875,753	571,794
Net cash used in investing activities, discontinued operations	—	(40,021)	(20,322)
Net cash (used in) provided by investing activities	(63,021)	835,732	551,472

	Years ended December 31,
	2022	2021	2020
Cash flows from financing activities:
Draw down of revolving credit facilities	—	—	126,500
Repayments of revolving credit facilities	—	—	(126,500)
Issuance of long-term debt, net of original issue discount and financing fees	—	897,750	640,340
Debt issuance costs	—	(1,293)	(8,987)
Repayments of long-term debt	(9,000)	(1,430,863)	(1,091,134)
Debt prepayment fees	—	(8,481)	(10,550)
Proceeds from financing obligation	—	16,005	—
Dividends paid to stockholders	—	(435,593)	(243,749)
Repurchases of common shares	(136,741)	—	(2,059)
Tax withholdings on equity award vesting	(332)	(1,470)	(2,539)
Proceeds from stock options exercised	611	746	373
Repayments of financing obligation	(2,692)	(1,435)	—
Other, net	(32)	1,545	(1,875)
Net cash used in financing activities, continuing operations	(148,186)	(963,089)	(720,180)
Net cash used in financing activities, discontinued operations	—	(1,144)	(2,640)
Net cash used in financing activities	(148,186)	(964,233)	(722,820)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,368)	2,253	11,052
Net change in cash, cash equivalents and restricted cash	(29,969)	3,670	63,302
Cash, cash equivalents and restricted cash at beginning of period	140,889	137,219	73,917
Cash, cash equivalents and restricted cash at end of period	110,920	140,889	137,219
Less: cash, cash equivalents and restricted cash of discontinued operations	—	—	(22,202)
Cash, cash equivalents and restricted cash at end of period of continuing operations	$110,920	$140,889	$115,017

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
Basis of Presentation
On December 14, 2020, the Company completed the sale of its Performance Materials business for $650,000 and on August 1, 2021, completed the sale of its Performance Chemicals business for $1,100,000. The financial results of these business are presented as discontinued operations in the consolidated financial statements for the 2021 and 2020 periods presented. See Note 4 and Note 5 for more information on these transactions.
The Company has two uniquely positioned specialty businesses: Ecoservices provides sulfuric acid recycling to the North American refining industry for the production of alkylate and provides on-purpose virgin sulfuric acid for water treatment, mining, and industrial applications; and Catalyst Technologies provides finished silica catalysts and catalyst supports necessary to produce high strength and high stiffness plastics and, through its Zeolyst joint venture, supplies zeolites used for catalysts that help produce renewable fuels, remove nitric oxide from diesel engine emissions as well as sulfur from fuels during the refining process.
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
Foreign Currency Translation. All assets and liabilities of foreign subsidiaries and affiliated companies are translated to U.S. dollars using exchange rates in effect at the balance sheet date. Adjustments resulting from translation of the balance sheets are included in stockholders’ equity as part of accumulated other comprehensive income (loss). Adjustments resulting from translation of certain intercompany loans, which are not considered permanent and are denominated in foreign currencies, are included in other expense (income), net in the consolidated statements of income. The Company considers intercompany loans to be of a permanent or long-term nature if management expects and intends that the loans will not be repaid. For the years ended December 31, 2022, 2021 and 2020, all intercompany loan arrangements were determined to be non-permanent based on management’s intention as well as actual lending and repayment activity. Therefore, the foreign currency transaction gains or losses associated with the intercompany loans were recorded in the consolidated statements of income for the years ended December 31, 2022, 2021 and 2020.
Income and expense items are translated at average exchange rates during the year. Net foreign currency exchange (gains) and losses included in other expense (income), net were $978, $4,716 and $(5,264) for the years ended December 31, 2022, 2021 and 2020, respectively. The net foreign currency (gains) and losses realized during these years were primarily driven by the non-permanent intercompany debt denominated in local currency and translated to U.S. dollars.
Cash and Cash Equivalents. Cash and cash equivalents include highly liquid investments with original terms to maturity of 90 days or less from the time of purchase.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Restricted Cash. Restricted cash, which is restricted as to withdrawal or usage, is classified separately from cash and cash equivalents on the Company’s consolidated balance sheets. The Company had no restricted cash balances as of December 31, 2022 and 2021.
Accounts Receivable and Allowance for Credit Losses. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable and is reviewed during each reporting period over their contractual life. The Company recognizes an allowance for credit losses based on historical collection experience, current regional economic and market conditions, the aging of accounts receivable and assessments of current creditworthiness of customers. Account balances are charged against the allowance when the Company believes it is probable that the associated receivables will not be recovered. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s allowance for credit losses was not material as of December 31, 2022 and 2021.
Inventories. Certain domestic inventories are stated at the lower of cost or market and valued using the last-in, first-out (“LIFO”) method. All other inventories are stated at the lower of cost or net realizable value and valued using the weighted average cost or first-in, first-out (“FIFO”) methods.
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
The Company capitalizes the interest cost associated with the development and construction of significant new plant and equipment and depreciates that amount over the lives of the related assets. Capitalized interest recorded during the years ended December 31, 2022, 2021 and 2020 was $1,442, $1,235 and $1,788, respectively.
Leases. The Company has operating and finance lease agreements with remaining lease terms as of December 31, 2022 of up to 23 years, including leases of land, buildings, railcars, vehicles, manufacturing equipment and general office equipment. Some leases include options to terminate or extend for one or more years. These options are incorporated in the Company’s lease term when it is reasonably certain that the option will be exercised. Some leases include options to purchase, which the Company assesses under the guidance to determine if these leases should be classified as finance lease agreements.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Goodwill is tested for impairment at the reporting unit level. In performing tests for goodwill impairment, the Company is able to use its discretion to first perform an optional qualitative assessment about the likelihood of the carrying value of a reporting unit exceeding its fair value. The qualitative assessment need not be applied to all reporting units. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount based on the qualitative assessment, the Company will perform a quantitative goodwill impairment test to identify the potential goodwill impairment and measure the amount of the goodwill impairment loss, if any, to be recognized for that reporting unit. For the annual assessments in 2022 and 2021, the Company bypassed the option to perform the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test for each of its reporting units. The quantitative test identifies both the potential existence of impairment and the amount of impairment loss.
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
Fair Value Measurements. The Company measures fair value using the guidelines under U.S. generally accepted accounting principles (“GAAP”). An asset’s fair value is defined as the price at which the asset could be exchanged in a current transaction between market participants. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a market participant, not the amount that would be paid to settle the liability with the creditor. The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these items. See Note 8 to these consolidated financial statements regarding the application of fair value measurements and Note 18 regarding the fair value of debt.
Treasury Stock. The Company records repurchases of its common stock for treasury at cost. Upon the reissuance of the Company’s common stock from treasury, differences between the proceeds from reissuance and the average cost of the treasury stock are credited or charged to capital in excess of par value to the extent of prior credits related to the reissuance of treasury stock. If no such credits exist, the differences are charged to retained earnings. See Note 9 of these consolidated financial statements regarding the Company’s treasury stock repurchases.
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
Shipping and Handling. Amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and are classified as revenue. Costs related to shipping and handling of products shipped to customers are classified as cost of goods sold. See Note 7 of these consolidated financial statements for disclosures regarding the recognition of revenue for shipping and handling costs that are billed to customers.
Research and Development. Research and development costs of $7,232, $7,499 and $7,137 for the years ended December 31, 2022, 2021 and 2020, respectively, were expensed as incurred and reported in selling, general and administrative expenses in the consolidated statements of income.
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
Environmental Expenditures. Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with the Company’s capitalization policy for property, plant and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the remediation is probable and the cost can be reasonably estimated. Recoveries of expenditures for environmental remediation are recognized as assets only when recovery is deemed probable. See Note 25 to these consolidated financial statements regarding commitments and contingencies.
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
Pensions and Postretirement Benefits. The Company sponsors two funded defined benefit pension plans that cover certain employees. Benefits for the plans are generally based on average final pay and years of service. The Company’s funding policy is to fund the minimum required contributions consistent with statutory requirements based on actuarial computations utilizing the projected unit credit method of calculation. The pension plans’ assets include equity and fixed income securities. Certain assumptions are made regarding the occurrence of future events affecting pension costs, such as mortality, withdrawal, disablement and retirement, changes in compensation and benefits, and discount rates to reflect the time value of money.

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
Reclassification and Correction of an Error. Certain reclassifications and correction of an error have been made to the historical presentation of the consolidated financial statements and the notes accompanying the consolidated financial statements.
During the preparation of the condensed consolidated financial statements for the period ended September 30, 2022, the Company identified a presentation error in the condensed consolidated statements of comprehensive income for the 2021 comparable periods presented. The presentation of comprehensive income (loss) inadvertently omitted the release of accumulated other comprehensive income (loss) related to foreign currency translation and deferred pension and postretirement benefit plan losses in conjunction with the sale of the Company’s Performance Chemicals business. The presentation of other comprehensive income (loss) for the year ended December 31, 2021, was corrected for the additional comprehensive loss of $9,123, of which $723 of comprehensive income was attributed to noncontrolling interest. This presentation error in other comprehensive income (loss) was also corrected for the year ended December 31, 2020, which resulted in additional comprehensive income of $13,835, of which $740 was attributed to noncontrolling interest. Additionally, Note 9 was corrected for this presentation error. The Company assessed the materiality of the error and concluded it was not material to the Company’s previously issued financial statements for the years ended December 31, 2021 and 2020. There was no impact on the consolidated statements of income, consolidated balance sheets and consolidated statements of cash flows for the years ended December 31, 2021 and 2020.
The previously disclosed disposal of business presented in accumulated other comprehensive income (loss) has been reclassified to other comprehensive income (loss) in the condensed consolidated statement of stockholders’ equity.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

3. New Accounting Standards:
Recently Adopted Accounting Standards
In November 2021, the Financial Accounting Standards Board (“FASB”) issued guidance that requires entities to provide certain disclosures when they (1) have received government assistance and (2) use a grant or contribution accounting model by analogy to other accounting guidance. Previously, there was no guidance under GAAP on recognizing or measuring government grants to business entities. The new guidance does not provide any additional guidance on this topic; rather, it only provides guidance on required disclosures for business entities that receive government assistance and apply another grant or contribution accounting framework by analogy. The new guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted, and can be applied either prospectively or retrospectively. The Company adopted the new guidance as required on January 1, 2022; the Company has not identified any significant government assistance or grants subject to the scope of the guidance upon adoption.
In March 2020 and January 2021, the FASB issued guidance to address certain accounting consequences from the anticipated transition from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The new guidance contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and may be elected over time as reference rate reform activities occur. The time period through which the practical expedients provided in the guidance is available was set to expire on December 31, 2022, but was extended through December 31, 2024 by the FASB in December 2022. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based on matches the index of the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. In February 2023, the Company amended the 2021 Term Loan Facility, the ABL Facility and all existing interest rate caps agreements to replace LIBOR with a secured overnight financing rate (“SOFR”) as the benchmark interest rate. See Notes 18 and 20 to these consolidated financial statements for additional information. The Company plans to utilize the practical expedients under the guidance with respect to the transition of its debt facilities and interest rate hedging arrangements to SOFR, with no material impact to its consolidated financial statements anticipated.
Accounting Standards Not Yet Adopted as of December 31, 2022
In October 2021, the FASB issued guidance that requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with revenue recognition guidance. Under current GAAP, contract assets and contract liabilities acquired in a business combination are recorded by the acquirer at fair value. The new guidance creates an exception to the general recognition and measurement principles related to business combinations, and is expected to result in the acquirer recognizing contract assets and liabilities at the same amounts recorded by the acquiree. The new guidance is effective for business combinations occurring during fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the new guidance effective January 1, 2023 as required, and will apply the guidance prospectively to business combinations that occur after the adoption date.
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
The following table summarizes the results of discontinued operations for the periods presented:

Year ended December 31,
2020
Sales	$342,738
Cost of goods sold	251,917
Selling, general and administrative expenses	33,195
Other operating expense, net	18,289
Operating income	39,337
Equity in net income from affiliated companies	(37)
Interest expense, net (1)	16,210
Other income, net	(3,481)
Loss on sale of Performance Materials	70,878
Loss from discontinued operations before income tax	(44,233)
Provision for income taxes	58,008
Loss from discontinued operations, net of tax	$(102,241)

(1)    The closing of the transaction triggered the Company’s obligation to provide partial repayment under both its Amended and Restated Term Loan Credit Agreement, dated May 4, 2016, and its New Term Loan Credit Agreement, dated as of July 22, 2020. As such, interest expense has been allocated to discontinued operations on the basis of the Company’s required refinancing of debt repayment provision of $275,787 of the 2018 Term Loan Facility and its required repayment of $188,722 of the 2020 Term Loan Facility.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Net income attributable to the noncontrolling interest related to the Performance Materials business, net of tax was $265 for the year ended December 31, 2020.
Upon the close of the transaction, the Company entered into a Transition Services Agreement with the Purchaser pursuant to which the Purchaser was receiving certain services to provide for the orderly transition of various functions and processes after the closing of the transaction. The services under the Transition Services Agreement include information technology, accounting, tax, financial services, human resources, facilities, and other administrative support services. These services were provided at cost for a period of nine months following the close of the transaction. The Company billed $3,314 under the Transition Services Agreement to the Purchaser during the year ended December 31, 2021. Those billings are included in selling, general and administrative expenses on the consolidated financial statements.
Additionally, in connection with the transaction, the Company entered into various supply agreements with the Purchaser. Cash flows associated with these transition services and supply agreements were not material to the Company’s results of operations.
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
In connection with the sale of the Performance Chemicals business and the related loss, as noted above, the Company has recognized a tax benefit of $37,255 within net loss from discontinued operations, net of tax on the consolidated statement of income for the year ended December 31, 2021.
During the year ended December 31, 2022, the Company recognized $3,902 of net income from discontinued operations, net of tax, related to the sale of the Performance Chemicals business for an income tax benefit upon the finalization of the Company’s U.S. income tax returns, partially offset by a tax indemnity claim resulting from the transaction.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table summarizes the results of discontinued operations related to Performance Chemicals for the periods presented:

	Years ended December 31,
	2022	2021	2020
Sales	$—	$389,870	$614,704
Cost of goods sold	—	284,220	492,302
Selling, general and administrative expenses	—	29,856	43,749
Goodwill impairment charge	—	75,080	260,000
Other operating expense, net(1)	2,409	14,765	33,144
Loss on sale of the Performance Chemicals business	—	150,230	—
Operating loss	(2,409)	(164,281)	(214,491)
Equity in net income from affiliated companies	—	(111)	(172)
Interest expense, net (2)	—	10,730	16,570
Other income, net	—	(6,210)	(1,089)
Loss from discontinued operations before income tax	(2,409)	(168,690)	(229,800)
(Benefit) Provision for income taxes	(6,311)	(24,886)	3,943
Loss from discontinued operations, net of tax	$3,902	$(143,804)	$(233,743)

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
Net income (loss) attributable to the noncontrolling interest related to the Performance Chemicals business, net of tax was $333 and $(3,198) for the years ended December 31, 2021 and 2020, respectively. Net loss attributable to Ecovyst Inc., related to the Performance Chemicals business, net of tax was $(144,137) and $(230,545) for the years ended December 31, 2021 and 2020, respectively.
In connection with the divestiture of the Performance Chemicals business, the Company entered into a five year contract manufacturing agreement effective on August 2, 2021 with PQ Silicas UK Ltd., a subsidiary of the Buyer, related to a facility in Warrington, United Kingdom. Pursuant to this agreement, the Buyer will manufacture and sell silica catalyst finished good products to the Company, which are finished good products sold within the Company’s Catalyst Technologies segment. Additionally, certain machinery, equipment, and other tangible personal property assets identified in the Agreement (“Catalyst Production Assets”) owned by the Buyer will be used exclusively in the manufacture of silica catalyst products for the Company. The Company did not meet the requirements for a sale-leaseback transaction as described in Accounting Standards Codification 842-40, Leases - Sale-Leaseback Transactions. Under the failed-sale-leaseback accounting model, the Company is deemed under GAAP to still own the Catalyst Production Assets, which the Company must continue to reflect in its consolidated balance sheet and depreciate over the assets’ remaining useful lives. For the year ended December 31, 2021, the Company recorded a financing obligation of £11,648 (equivalent $16,005). The current portion of the obligation is included in accrued liabilities and the long-term portion in other long-term liabilities on the consolidated balance sheets.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Based on the estimated fair market value of the Catalyst Production Assets, the failed-sale-leaseback accounting treatment resulted in an allocation of $16,005 of the cash proceeds from the sale to cash flows from financing activities in the consolidated statement of cash flows for the year ended December 31, 2021, due to the requirement to treat this portion of the proceeds as though it were the result of a financing obligation. The agreement has an initial term of five years, with an option to renew, as well as an “Option Bill of Sale” which provides for the transfer from the Buyer to the Company of the Catalyst Production Assets upon the Company’s exercise of a one-dollar purchase option. Payments made to the Buyer under the contact manufacturing agreement were $7,872 and $3,395 for the years ended December 31, 2022 and 2021, respectfully.
In addition to the contract manufacturing agreement noted above, the Company also entered into certain supply agreements with the Buyer, as well as a Transition Services Agreement, pursuant to which the Buyer was receiving and performing certain services to provide for the orderly transition of various functions and processes after the closing of the transaction. The services under the Transition Services Agreement include information technology, accounting, tax, financial services, human resources, facilities, and other administrative support services. These services were provided for a period of six months, which ended in January 2022. Billings under the Transition Services Agreement to the Buyer during the years ended December 31, 2022 and 2021 were immaterial. Those billings are included in selling, general and administrative expenses on the consolidated financial statements for the years ended December 31, 2022 and 2021.
6. Acquisition:
On March 1, 2021 (the “Closing Date”), the Company completed the acquisition of Chem32, LLC (“Chem32”) as part of a stock transaction (the “Acquisition”) for $44,000 in cash. Based in Orange, Texas, Chem32 is a leader in ex situ sulfiding and pre-activation for hydro-processing catalysts. The net cash paid by the Company was $42,639, after certain customary adjustments for indebtedness, working capital, cash and a holdback amount pursuant to the agreement. A portion of the holdback was settled in September 2022 for $488, with $512 of the holdback remaining as of December 31, 2022.
Chem32 is reported as part of the Ecoservices segment. The Company’s consolidated financial statements include Chem32’s results of operations from the Closing Date through December 31, 2021. Net sales and net income attributable to Chem32 during this period are included in the Company’s consolidated statement of income for the year ended December 31, 2021 and totaled $14,419 and $4,755, respectively. Acquisition and integration costs were $1,235 for the year ended December 31, 2021 and are included in other operating expense, net in the Company’s consolidated statements of income.
The Company believes that the Acquisition will offer a more robust portfolio of services within the refining industry by leveraging the Company’s existing relationships, therefore contributing to a total purchase price that resulted in the recognition of $14,778 of goodwill, which was deductible for tax purposes during the year ended December 31, 2021. The Acquisition was accounted for using the acquisition method of accounting. Under the acquisition method, the purchase price was allocated to the identifiable net assets acquired based on the fair values of the identifiable assets acquired and liabilities assumed as of the Closing Date. The excess of the purchase price over fair values of the identifiable net assets acquired was recorded to goodwill. During the year ended December 31, 2022, the Company recorded an immaterial adjustment between goodwill and deferred tax liabilities related to the final tax purchase price allocation. See Note 16 to these consolidated financial statements for further information.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table sets forth the calculation and allocation of the purchase price to the identifiable net assets acquired with respect to the Acquisition, which was complete as of December 31, 2021:

Purchase Price Allocation
Cash paid, net of cash acquired	$42,639
Holdback	1,000
Total consideration, net of cash acquired	$43,639

Recognized amounts of identifiable assets acquired and liabilities assumed:
Receivables	$1,368
Inventories	204
Prepaid and other current assets	351
Property, plant and equipment	5,046
Other intangible assets	22,100
Other long-term assets	187
Fair value of assets acquired	29,256
Accounts payable	207
Accrued liabilities	188
Fair value of net assets acquired	28,861
Goodwill	14,778
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
The valuation of the intangible assets acquired and the related weighted-average amortization periods were as follows:

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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The Company’s cost of goods sold for the year ended December 31, 2021 includes a pre-tax charge of $317 of additional amortization expense related to identified intangible assets, which would have been recorded during the reporting period if the adjustments to the provisional amounts had been recognized as of the Closing Date. The Company’s other operating expense, net for the year ended December 31, 2021 includes a pre-tax charge of $1,583 of additional amortization expense related to identified intangible assets, which would have been recorded during the reporting period if the adjustments to the provisional amounts had been recognized as of the Closing Date.
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
Stand-ready provisions within these contracts are billed on a monthly basis, as the performance obligation resets on a monthly basis and does not carry-over to the following month. Certain of the Company’s Ecoservices MSAs contain minimum purchase requirements that expire within the calendar year. The Company reviews each contract with minimum purchase requirements to determine if the customer will meet the provisions within the current calendar year. During the years ended December 31, 2022 and 2021, there have been no material issues in which Ecoservices customers failed to meet their contractual obligations. During the year ended December 31, 2020, some customers fell short of monthly orders due to the pandemic and take-or-pay provisions within contracts were acted upon.
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
Contract Assets and Liabilities
A contract asset is a right to consideration in exchange for goods that the Company has transferred to a customer when that right is conditional on something other than the passage of time. A contract liability exists when the Company receives consideration in advance of the fulfillment of its performance obligations. The Company has no contract assets or material contract liabilities recorded on its consolidated balance sheets as of December 31, 2022 and 2021, respectively.
Practical Expedients and Accounting Policy Elections
The Company has elected to use certain practical expedients and has made certain accounting policy elections as permitted under the revenue recognition guidance. The majority of the Company’s contracts with customers are based on an individual purchase order; thus, the duration of these contracts are for one year or less. As described above, the Company’s performance obligations reset either monthly or at the end of the calendar year. The Company has made an accounting policy election to omit certain disclosures related to these performance obligations, as the initial term of the Company’s performance obligations are for a term of one year or less.
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
The Company’s portfolio of products are integrated into a variety of end uses, which are described in the table below:

Key End Uses	Key Products
Clean fuels, emission control & other	• Refining hydrocracking catalysts
• Emission control catalysts
• Catalysts used in production of renewable fuels
• Catalyst activation
• Aluminum sulfate solution
• Ammonium bisulfite solution
Polymers & engineered plastics	• Catalysts for high-density polyethylene and chemicals syntheses
• Antiblocks for film packaging
• Niche custom catalyst
Regeneration and treatment services	• Sulfuric acid regeneration services
• Treatment services
Industrial, mining, & automotive	• Sulfur derivatives for industrial production
• Sulfuric acid for mining
• Sulfuric derivatives for nylon production

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table disaggregates the Company’s sales, by segment and end use, for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31, 2022
	Ecoservices	Catalyst Technologies (2)	Total
Clean fuels, emission control & other	$28,966	$—	$28,966
Polymers & engineered plastics	—	117,687	117,687
Regeneration and treatment services(1)	342,645	—	342,645
Industrial, mining & automotive	330,861	—	330,861
Total segment sales	$702,472	$117,687	$820,159

	Year ended December 31, 2021
	Ecoservices	Catalyst Technologies (2)	Total
Clean fuels, emission control & other	$25,673	$—	$25,673
Polymers & engineered plastics	—	110,688	110,688
Regeneration and treatment services(1)	262,026	—	262,026
Industrial, mining & automotive	212,814	—	212,814
Total segment sales	$500,513	$110,688	$611,201

	Year ended December 31, 2020
	Ecoservices	Catalyst Technologies (2)	Total
Clean fuels, emission control & other	$11,955	$—	$11,955
Polymers & engineered plastics	—	94,007	94,007
Regeneration and treatment services(1)	233,122	—	233,122
Industrial, mining & automotive	156,836	—	156,836
Total segment sales	$401,913	$94,007	$495,920

(1)    As described in Note 1, the Company experiences seasonal sales fluctuations to customers in the regeneration and treatment services end use.
(2)     Excludes the Company’s proportionate share of sales from the Zeolyst International and Zeolyst C.V. joint ventures (collectively, the “Zeolyst Joint Venture”) accounted for using the equity method (see Note 12 to these condensed consolidated financial statements for further information).

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
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 20)	$34,374	$—	$34,374	$—
Derivative liabilities:
Interest rate caps (Note 20)	$2,071	$—	$2,071	$—

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 20)	$1,080	$—	$1,080	$—
Derivative liabilities:
Interest rate caps (Note 20)	$1,288	$—	$1,288	$—

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
As of December 31, 2022, the Company had interest rate caps that were fair valued using Level 2 inputs. In addition, the Company applies a credit valuation adjustment to reflect credit risk which is calculated based on credit default swaps. To the extent that the Company’s net exposure under a specific master agreement is an asset, the Company utilizes the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company utilizes a default swap rate comparable to Ecovyst. The credit valuation adjustment is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the Company’s liabilities or that a market participant would be willing to pay for the Company’s assets.
9. Stockholders' Equity:
Accumulated Other Comprehensive Income (Loss)
The stockholders’ equity footnote disclosures have been revised to include the impact of discontinued operations on pensions and postretirement benefits and foreign currency translation for the year ended December 31, 2021 in other comprehensive income (loss) and accumulated other comprehensive income (loss). See Note 1 to these consolidated financial statements for further information on the reclassification and correction of errors in historical presentation.
The following table presents the components of accumulated other comprehensive income (loss), net of tax, as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Amortization and unrealized gains on pension and postretirement plans, net of tax of $(4,078) and $(4,957)	$12,132	$14,808
Net changes in fair values of derivatives, net of tax of $(9,057) and $(759)	26,636	2,254
Foreign currency translation adjustments, net of tax of $8,177 and $8,177	(32,776)	(22,854)
Accumulated other comprehensive income (loss)	$5,992	$(5,792)

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table presents the tax effects of each component of other comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020:

	Years ended December 31,
	2022			2021			2020
	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount
Defined benefit and other postretirement plans:
Amortization of net gains and (losses)	$(3,383)	$836	$(2,547)	$10,917	$(2,757)	$8,160	$2,627	$(791)	$1,836
Amortization of prior service cost	(210)	52	(158)	(232)	58	(174)	(232)	58	(174)
Settlement gain (loss)	39	(10)	29	2,059	(515)	1,544	64	(16)	48
Benefit plans, net	(3,554)	878	(2,676)	12,744	(3,214)	9,530	2,459	(749)	1,710
Net gain from hedging activities	33,194	(8,812)	24,382	3,885	(971)	2,914	1,569	(392)	1,177
Foreign currency translation(1)	(9,922)	—	(9,922)	(9,202)	6,954	(2,248)	1,784	(6,251)	(4,467)
Other comprehensive income (loss)	$19,718	$(7,934)	$11,784	$7,427	$2,769	$10,196	$5,812	$(7,392)	$(1,580)

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
The following table presents the changes in accumulated other comprehensive income (loss), net of tax, by component for the years ended December 31, 2022 and 2021:

	Defined benefit and other postretirement plans	Net gain (loss) from hedging activities	Foreign currency translation	Total
December 31, 2020	$5,278	$(660)	$(19,883)	$(15,265)
Other comprehensive income before reclassifications	5,622	2,580	11,043	19,245
Amounts reclassified from accumulated other comprehensive income(1)	3,908	334	(14,014)	(9,772)
Net current period other comprehensive income (loss)	9,530	2,914	(2,971)	9,473
December 31, 2021	14,808	2,254	(22,854)	(5,792)
Other comprehensive income (loss) before reclassifications	(2,832)	23,868	(9,922)	11,114
Amounts reclassified from accumulated other comprehensive income(1)	156	514	—	670
Net current period other comprehensive income (loss)	(2,676)	24,382	(9,922)	11,784
December 31, 2022	$12,132	$26,636	$(32,776)	$5,992

(1)    See the following table for details about these reclassifications. Amounts in parentheses indicate debits.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table presents the reclassifications out of accumulated other comprehensive income for the years ended December 31, 2022 and 2021.

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income(1)		Affected Line Item in the Statements of Income
	Years ended December 31,
	2022	2021
Amortization of defined benefit and other postretirement plans:
Prior service credit	$(210)	$(232)	Other (expense) income(2)
Actuarial losses	3	5	Other (expense) income(2)
Release of actuarial losses	—	(3,737)	Net loss from discontinued operations, net of tax
	(207)	(3,964)	Total before tax
	51	56	Tax benefit
	$(156)	$(3,908)	Net of tax

Gains and losses on cash flow hedges:
Interest rate caps	$(683)	$(444)	Interest expense
	169	110	Tax benefit
	(514)	(334)	Net of tax

Release of foreign currency translation	—	14,014	Net loss from discontinued operations, net of tax

Total reclassifications for the period	$(670)	$9,772	Net of tax

(1)    Amounts in parentheses indicate debits to profit/loss.
(2)    These accumulated other comprehensive income (loss) components are components of net periodic pension and other postretirement cost (see Note 22 to these consolidated financial statements for additional details).
Treasury Stock Repurchases
2020 Stock Repurchase Program
On March 12, 2020, the Company’s Board of Directors (the “Board”) approved a plan to purchase up to $50,000 of the Company’s common stock under a stock repurchase program approved by the Board. Under the plan, the Company could repurchase shares from time to time for cash in open market transactions or in privately negotiated transactions in accordance with applicable federal securities laws. The Company determined the timing and the amount of any repurchases based on its evaluation of market conditions, share price and other factors. The stock repurchase program expired in March 2022, with no repurchases made in 2022 through the expiration of the program, nor during the year ended December 31, 2021.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

During the year ended December 31, 2022, the Company repurchased 1,970,763 shares of its common stock on the open market at an average price of $9.82 per share, for a total of $19,356. Additionally, in connection with secondary offerings of the Company’s common stock, the Company repurchased 6,500,000 shares of its common stock sold in the August 2022 offering from the underwriters at a price of $8.36 per share and 8,000,000 shares of its common stock sold in the November 2022 offering from the underwriters at a price of $7.88 per share, for a total of $117,346.
As of December 31, 2022, $313,298 was available for additional share repurchases under the program.
Tax Withholdings on Equity Award Vesting
In connection with the vesting of restricted stock awards, restricted stock units and performance stock units, shares of common stock may be delivered to the Company by employees to satisfy withholding tax obligations at the instruction of the employee award holders. These transactions, when they occur, are accounted for as stock repurchases by the Company, with the shares returned to treasury stock at a cost representing the payment by the Company of the tax obligations on behalf of the employees in lieu of shares for the vesting unit. The fair value of the shares withheld to cover tax payments were $332 and $1,470 for the years ended December 31, 2022 and 2021, respectively.
Dividends Paid
On December 14, 2020, the Company’s Board of Directors declared a special cash dividend of $1.80 per share, using after tax cash proceeds and cash on hand from the sale of the Performance Materials business. The dividend was paid to our stockholders of record at the close of business on December 31, 2020. See Note 4 of these consolidated financial statements for additional details.
On August 4, 2021, the Company’s Board declared a special cash dividend of $3.20 per share, using after tax cash proceeds from the sale of the Performance Chemicals business. The dividend was paid on August 23, 2021 to the Company’s stockholders of record at the close of business on August 12, 2021. See Note 5 of these consolidated financial statements for additional details.
10. Other Operating Expense, Net:
A summary of other operating expense, net is as follows:

	Years ended December 31,
	2022	2021	2020
Amortization expense	$10,562	$10,321	$8,689
Transaction and other related costs	6,988	2,268	1,033
Restructuring, integration and business optimization costs (1)	11,566	3,866	1,994
Net loss on asset disposals	3,594	5,666	4,722
Other, net	2,201	2,152	1,404
	$34,911	$24,273	$17,842

(1)    During the year ended December 31, 2022, the Company’s results were impacted by costs associated with severance charges for certain executives and employees. The severance charges were not related to a specific restructuring plan of the Company, but rather were incurred primarily in connection with the leadership transition in April 2022 and the retirement of several executives.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

11. Inventories, Net:
Inventories, net are classified and valued as follows:

	December 31,
	2022	2021
Finished products and work in process	$39,909	$46,894
Raw materials	4,453	6,919
	$44,362	$53,813

Valued at lower of cost or market:
LIFO basis	$25,258	$33,330
Valued at lower of cost and net realizable value:
FIFO or average cost basis	19,104	20,483
	$44,362	$53,813

The domestic inventory acquired as part of a previous business combination is valued based on the LIFO method. Therefore, the fair value allocated to the acquired LIFO inventory was treated as the new base inventory value. If inventories valued under the LIFO basis had been valued using the FIFO method, inventories would have been $7,002 and $6,837 lower than reported as of December 31, 2022 and 2021, respectively, driven primarily by the purchase accounting fair value step-up of the LIFO inventory base value associated with the business combination.
12. Investments in Affiliated Companies:
The Company accounts for investments in affiliated companies under the equity method. Affiliated companies accounted for on the equity basis as of December 31, 2022 are as follows:

Company	Country	Percent Ownership
Zeolyst International	USA	50%
Zeolyst C.V.	Netherlands	50%

Following is summarized information of the combined investments(1):

	December 31,
	2022	2021
Current assets	$278,330	$245,859
Noncurrent assets	196,775	223,982
Current liabilities	47,407	43,337
Noncurrent liabilities	16,000	7,471

	Years ended December 31,
	2022	2021	2020
Sales	$306,511	$296,416	$275,621
Gross profit	105,693	101,069	88,616
Operating income	67,169	66,978	53,500
Net income	68,255	68,433	55,328

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

(1)    Summarized information of the combined investments is presented at 100%; the Company’s share of the net assets and net income of affiliates is calculated based on the percent ownership specified in the table above.
The Company’s investments in affiliated companies balance as of December 31, 2022 and 2021 includes net purchase accounting fair value adjustments of $231,017 and $237,419, respectively, related to a prior business combination, consisting primarily of goodwill and intangible assets such as customer relationships, technical know-how and trade names. Consolidated equity in net income from affiliates is net of $6,403, $6,480 and $6,634 of amortization expense related to purchase accounting fair value adjustments for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table summarizes the activity related to the Company’s investments in affiliated companies balance on the consolidated balance sheets:

	Years ended December 31,
	2022	2021
Balance at beginning of period	$446,074	$458,128
Equity in net income of affiliated companies	34,128	34,216
Charges related to purchase accounting fair value adjustments	(6,402)	(6,480)
Dividends received	(35,000)	(35,000)
Foreign currency translation adjustments	(2,787)	(4,790)
Balance at end of period	$436,013	$446,074

The Company had net receivables due from affiliates of $3,539 and $6,739 as of December 31, 2022 and 2021, respectively, which are included in prepaid and other current assets. Net receivables due from affiliates are generally non-trade receivables. Sales to affiliates were $5,915, $3,643 and $7,042 for the years ended December 31, 2022, 2021 and 2020, respectively. The Company did not purchase goods from affiliates during the years ended December 31, 2022, 2021 and 2020.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

13. Property, Plant and Equipment:
A summary of property, plant and equipment, at cost, and related accumulated depreciation is as follows:

	December 31,
	2022	2021
Land	$96,659	$97,047
Buildings and improvements	82,061	77,851
Machinery and equipment	751,145	714,435
Construction in progress	56,448	45,952
	986,313	935,285
Less: accumulated depreciation	(401,424)	(339,054)
	$584,889	$596,231

Depreciation expense was $65,121, $65,955 and $65,333 for the years ended December 31, 2022, 2021 and 2020, respectively.
14. Leases:
Operating lease costs of $10,318 and $9,825 are included in cost of goods sold and in selling, general and administrative expenses on the consolidated statement of income for the year ended December 31, 2022 and 2021, respectively. Finance lease and financing obligation costs of $3,400 and $1,656 are included in cost of goods sold and in selling, general, and administrative expenses on the consolidated statement of income for the years ended December 31, 2022 and 2021. Lease income is not material to the results of operations for the years ended December 31, 2022 and 2021.
The table below presents the operating leases, finance leases, and financing obligation right-of-use assets and liabilities recognized on the consolidated balance sheet as of December 31, 2022 and 2021:

	Classification	December 31, 2022	December 31, 2021
Assets
Operating lease assets	Right-of-use lease assets	$28,265	$30,115
Finance lease and financing obligation assets	Property, plant and equipment, net	21,506	29,737
Total leased assets		$49,771	$59,852

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities—current	$8,155	$8,306
Finance lease and financing obligation liabilities	Accrued liabilities	2,855	3,181

Noncurrent:
Operating lease liabilities	Operating lease liabilities—noncurrent	20,021	21,719
Finance lease and financing obligation liabilities	Other long-term liabilities	7,633	11,667
Total leased liabilities		$38,664	$44,873

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The Company’s weighted average remaining lease term and weighted average discount rate for operating and financing leases as of December 31, 2022 are as follows:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (in years):
Operating leases	4.45	4.79
Finance leases and financing obligation	3.57	4.69

Weighted average discount rate:
Operating leases	5.24%	5.02%
Finance leases and financing obligation	2.86%	2.86%

Maturities of lease liabilities as of December 31, 2022 are as follows:

Year	Operating Leases	Finance Leases and Financing Obligation
2023	$9,339	$3,063
2024	7,748	3,063
2025	5,797	3,036
2026	4,166	1,878
2027	2,770	—
Thereafter	1,979	—
Total lease payments	31,799	11,040
Less: Interest	(3,623)	(552)
Total lease liabilities (1)	$28,176	$10,488

(1)     Refer to the above table regarding the Company’s right-of-use lease assets and lease liabilities for the presentation of the lease liabilities in the Company’s consolidated balance sheet as of December 31, 2022.
The following table presents other information related to the Company’s operating leases, finance leases and financing obligation and the impact on the Company’s consolidated statement of cash flows:

	Years ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Payments on operating leases included in operating cash flows	$10,327	$9,755
Interest payments under finance leases and financing obligation included in operating cash flows	339	189
Principal payments under finance leases and financing obligation included in financing cash flows	2,724	1,466

Right-of-use assets obtained in exchange for new lease liabilities (non-cash):
Operating leases	7,462	9,526

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

15. Reportable Segments:
The Company has organized its business around two operating segments based on the review of discrete financial results for each of the operating segments by the Company’s chief operating decision maker (the Company’s Chief Executive Officer), or CODM, for performance assessment and resource allocation purposes. Each of the Company’s operating segments represents a reportable segment under GAAP. The Company’s reportable segments are organized based on the nature and economic characteristics of the Company’s products. The Company’s two reportable segments are as follows: (1) Ecoservices provides sulfuric acid recycling to the North American refining industry for the production of alkylate and provides on-purpose virgin sulfuric acid for water treatment, mining, and industrial applications; and (2) Catalyst Technologies serves the polymers and engineered plastics and the global refining, petrochemical and emissions control industries.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Summarized financial information for the Company’s reportable segments is shown in the following table:

	Years ended December 31,
	2022	2021	2020
Sales:
Ecoservices	$702,472	$500,513	$401,913
Catalyst Technologies(1)	117,687	110,688	94,007
Total	$820,159	$611,201	$495,920

Adjusted EBITDA:(2)
Ecoservices	$227,760	$177,672	$157,198
Catalyst Technologies(3)	77,978	88,028	74,504
Adjusted EBITDA from reportable segments	$305,738	$265,700	$231,702

(1)Excludes the Company’s proportionate share of sales from the Zeolyst Joint Venture accounted for using the equity method. The proportionate share of sales is $132,588, $131,332 and $128,623 for the years ended December 31, 2022, 2021 and 2020, respectively.
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
(3)     The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $50,331 for the year ended December 31, 2022, which includes $27,931 of equity in net income plus $6,403 of amortization of investment in affiliate step-up plus $15,997 of joint venture depreciation, amortization and interest.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

A reconciliation of income from continuing operations before income taxes to Adjusted EBITDA from reportable segments is as follows:

	Years ended December 31,
	2022	2021	2020
Reconciliation of income from continuing operations before income taxes to Adjusted EBITDA from reportable segments
Income from continuing operations before income taxes	$94,735	$13,941	$2,215
Interest expense, net	37,217	36,990	50,409
Depreciation and amortization	79,163	79,741	76,926
Unallocated corporate expenses	29,042	38,089	39,087
Joint venture depreciation, amortization and interest	15,997	15,565	14,724
Amortization of investment in affiliate step-up	6,402	6,480	6,634
Debt extinguishment costs	—	26,902	25,028
Net loss on asset disposals	3,594	5,666	4,722
Foreign currency exchange loss (gain)	1,388	4,716	(5,264)
LIFO benefit	(165)	(1,931)	(5,262)
Transaction and other related costs	6,988	2,009	1,118
Equity-based compensation	20,632	31,838	17,194
Restructuring, integration and business optimization expenses	11,566	3,866	1,994
Other	(821)	1,828	2,177
Adjusted EBITDA from reportable segments	$305,738	$265,700	$231,702

The Company’s consolidated results include equity in net income from affiliated companies of $27,725, $27,737 and $21,065 for the years ended December 31, 2022, 2021, and 2020, respectively. This is primarily comprised of equity in net income of $27,931, $27,827 and $21,157 in the Catalyst Technologies segment from the Zeolyst Joint Venture for the years ended December 31, 2022, 2021 and 2020, respectively. The Company’s equity in net income from affiliated companies in the consolidated results includes amortization expense related to purchase accounting fair value adjustments associated with the Zeolyst Joint Venture as a result of a prior business combination.
Capital expenditures for the Company’s reportable segments are shown in the following table:

	Years ended December 31,
	2022	2021	2020
Capital expenditures:
Ecoservices	$47,770	$43,561	$31,799
Catalyst Technologies(1)	8,194	15,997	11,177
Corporate(2)	2,906	487	11,861
Capital expenditures per the consolidated statements of cash flows	$58,870	$60,045	$54,837

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
Sales by geographic area are presented in the following table. Sales are attributed to countries based upon location of products shipped.

	Years ended December 31,
	2022	2021	2020
Sales(1):
United States	$774,119	$571,587	$443,682
Other foreign countries	46,040	39,614	52,238
Total	$820,159	$611,201	$495,920

(1)    Except for the United States, no sales in an individual country exceeded 10% of the Company’s total sales.
The Company sold products through its Ecoservices and Catalyst Technologies segments to customer A, which accounted for 12.3%, 12.6% and 10.4% of the Company’s total sales as of December 31, 2022, 2021, and 2020 respectively.
Long-lived assets by geographic area is presented in the following table. Long-lived assets includes property, plant and equipment, net and right-of-use lease assets.

	December 31,
	2022	2021
Long-lived assets:
United States	$587,726	$597,506
Other foreign countries	25,428	28,840
Total	$613,154	$626,346

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

16. Goodwill and Other Intangible Assets:
The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 is summarized as follows:

	Ecoservices	Catalyst Technologies	Total
Balance as of December 31, 2020	$311,892	$79,673	$391,565
Goodwill recognized (Note 6)	14,778	—	14,778
Foreign exchange impact	—	(204)	(204)
Balance as of December 31, 2021	326,670	79,469	406,139
Goodwill adjustments (1)	(81)	—	(81)
Foreign exchange impact	—	(2,895)	(2,895)
Balance as of December 31, 2022	$326,589	$76,574	$403,163

(1)     During the year ended December 31, 2022, the Company recorded an adjustment of $81 between goodwill and deferred tax liabilities related to the final tax purchase price allocation for the Chem32 acquisition.
The Company completed its annual goodwill impairment assessments as of October 1, 2022 and 2021. For the annual assessments, the Company bypassed the option to perform the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test for each of its reporting units. The quantitative test identifies both the potential existence of impairment and the amount of impairment loss. For each of the October 1, 2022 and 2021 assessments, the Company identified two reporting units, which align with the Company’s operating segments.
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
As of October 1, 2022, the fair values of each of the Company’s reporting units exceeded their respective carrying values and therefore, no goodwill impairment exists for the year ended December 31, 2022.
In addition to the annual goodwill impairment assessment, the Company also performed the annual impairment test over its other indefinite-lived intangible assets as of October 1, 2022 and 2021. The fair values of the Company’s indefinite-lived trade names and trademarks were in excess of their carrying amounts as of the respective testing dates, and as such, there was no further impairment of the Company’s indefinite-lived intangible assets for the years ended December 31, 2022 and 2021.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Gross carrying amounts and accumulated amortization for intangible assets other than goodwill are as follows:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Technical know-how	$54,880	$(23,822)	$31,058	$55,922	$(20,648)	$35,274
Customer relationships	130,636	(66,669)	63,967	131,248	(57,262)	73,986
Non-compete agreements	700	(257)	443	700	(117)	583
Trademarks	7,387	(3,283)	4,104	7,682	(2,902)	4,780
Trade names	1,600	(293)	1,307	1,600	(133)	1,467
Total definite-lived intangible assets	195,203	(94,324)	100,879	197,152	(81,062)	116,090
Indefinite-lived trade names	25,153	—	25,153	25,627	—	25,627
In-process research and development	3,900	—	3,900	3,900	—	3,900
Total intangible assets	$224,256	$(94,324)	$129,932	$226,679	$(81,062)	$145,617

The Company amortizes technical know-how over periods that range from ten years to twenty years, customer relationships over periods that range from ten years to fifteen years, non-compete agreements over five years, trademarks over fifteen years, and trade names over ten years. In-process research and development intangible assets are considered indefinite-lived until such time as the associated projects are completed, at which time amortization commences on the assets, or abandoned, which results in the impairment of the assets.
Amortization expense related to technical know-how is included in cost of goods sold in the consolidated statements of income and was $3,480, $3,465 and $3,111 for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense related to customer relationships, non-compete agreements, trademarks, and tradenames is included in other operating expense, net in the consolidated statements of income and was $10,562, $10,321 and $8,678 for the years ended December 31, 2022, 2021 and 2020, respectively.
Estimated future aggregate amortization expense of intangible assets is as follows:

Year	Amount
2023	$14,023
2024	14,023
2025	14,023
2026	12,881
2027	12,346
Thereafter	33,583
Total estimated future aggregate amortization expense	$100,879

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

17. Accrued Liabilities:
The following table summarizes the components of accrued liabilities as follows:

	December 31,
	2022	2021
Compensation and bonus	$30,890	$30,079
Interest	10,493	5,650
Property tax	2,123	2,144
Income taxes	4,412	9,864
Finance lease and financing obligation liabilities	2,855	3,181
Dividends payable	4,062	8,574
Accrued closing adjustments for Performance Chemicals divestiture (Note 5)	—	3,745
Other	17,394	12,678
	$72,229	$75,915

18. Long-term Debt:
The summary of long-term debt is as follows:

	December 31,
	2022	2021
Senior Secured Term Loan Facility due June 2028 (the "2021 Term Loan Facility")	$886,500	$895,500
ABL Facility	—	—
Total debt	886,500	895,500
Original issue discount	(7,472)	(8,762)
Deferred financing costs	(4,158)	(4,899)
Total debt, net of original issue discount and deferred financing costs	874,870	881,839
Less: current portion	(9,000)	(9,000)
Total long-term debt, excluding current portion	$865,870	$872,839

ABL Facility
On May 4, 2016, PQ Corporation (“PQ Corp”), an indirect, wholly owned subsidiary of the Company prior to the closing of the sale of the Performance Chemical business entered into a $200,000 senior secured asset-based revolving credit facility (the “ABL Facility”), which provided for $200,000 revolving credit commitments.
On March 20, 2020, PQ Corp amended its existing ABL Facility to increase the aggregate amount of the revolving loan commitments available by $50,000 to $250,000, consisting of up to $195,000 in U.S. commitments, up to $15,000 in Canadian commitments and up to $40,000 in European commitments. The maturity of the facility was extended to March 20, 2025. In addition, there was an annual commitment fee equal to 0.375%, with a step-down to 0.25% based on average usage of the revolving credit borrowings available
Following the amendment, the borrowings under the amended ABL Facility bore interest at a rate equal to the LIBOR rate or the base rate plus a margin of between 1.25% to 1.75% or 0.25% to 0.75%, respectively.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

On June 9, 2021, PQ Corp and Ecovyst LLC (as defined below) entered into a third amendment agreement (the “ABL Amendment”), which amended its ABL Credit Agreement, dated as of May 4, 2016 (the “ABL Credit Agreement” and, as amended by the ABL Amendment, the “Amended ABL Credit Agreement”). The ABL Amendment, among other things, following the sale of Performance Chemicals, decreased the aggregate amount of revolving loan commitments available to the borrowers thereunder by an aggregate amount of $150,000 to $100,000, consisting of $90,000 in U.S. commitments and $10,000 in European commitments and extended the maturity date with respect to borrowings under the Amended ABL Credit Agreement to August 2, 2026.
On February 17, 2023, the Company amended the ABL Facility to replace LIBOR with a SOFR as the benchmark interest rate with respect to U.S. dollar-denominated borrowings. Following these amendments, U.S. dollar-denominated borrowings under the ABL Facility will bear interest at a rate equal to an adjusted SOFR rate or the base rate plus a margin of between 1.25% and 1.75% or 0.25% to 0.75%, respectively.
As of December 31, 2022, there were no revolving credit borrowings outstanding under the ABL Facility. Revolving credit borrowings are payable at the option of the Borrower throughout the term of the ABL Facility with the balance due August 2, 2026. The Company has the ability to request letters of credit under the ABL Facility. The Company had $4,043 of letters of credit outstanding as of December 31, 2022, which reduce available borrowings under the ABL Facility by such amounts.
The obligations of the Borrower under the ABL Facility are guaranteed by the same U.S. subsidiary guarantors that guarantee the 2021 Term Loan Facility (as described below) and the obligations of the European Borrowers under the ABL Facility are guaranteed by a certain European subsidiary of the Borrower. The obligations of the borrowers and guarantors under the ABL Facility are secured (i) by a first-priority security interest in, among other things, substantially all of their receivables, inventory, deposit accounts and other collateral securing the ABL Facility on a first-priority basis and (ii) by a second-priority security interest in the property and assets of the Borrower and the U.S. subsidiary guarantors that secure the 2021 Term Loan Facility. In addition, the ABL Facility is secured by the equity interests in, and substantially all of the assets of, certain foreign guarantors in connection with the Euro-denominated availability.
The ABL Facility and the 2021 Term Loan Facility contain various non-financial restrictive covenants. The ABL Facility also contains one financial covenant which applies when minimum availability under the ABL Facility exceeds a certain threshold. During such time, the Company is required to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0. The Company is in compliance with all debt covenants as of December 31, 2022 and 2021, respectively.
2021 Term Loan Facility
On June 9, 2021, PQ Corp and Ecovyst Catalyst Technologies LLC (“Ecovyst LLC” and, following the closing of the sale of the Performance Chemicals business, the “Borrower”), an indirect, wholly owned subsidiary of the Company, entered into an agreement (the “2021 Credit Agreement”) for the 2021 Term Loan Facility in an aggregate principal amount of $900,000 with an original issue discount of 0.25% and interest at a floating rate of LIBOR (with a 0.50% minimum LIBOR floor) plus 2.75% per annum (or, depending on the Borrower’s first lien net leverage ratio, 2.50%). The 2021 Term Loan Facility requires scheduled quarterly amortization payments, each equal to 0.25% of the original principal amount of the loans under the 2021 Term Loan Facility. The proceeds of the 2021 Term Loan Facility were used to pay in full the 2020 Term Loan Facility, partially pay the 2018 Term Loan Facility (each as described below) and pay the associated fees and expenses.
As of December 31, 2022, the 2021 Term Loan Facility accrued interest at a floating rate of LIBOR plus 2.75% per annum and is scheduled to mature in June 2028.
On February 9, 2023, the Company amended the 2021 Term Loan Facility to replace LIBOR with SOFR as the benchmark interest rate. Following this amendments, the 2021 Term Loan Facility bears interest at an adjusted SOFR rate (with a 0.50% minimum floor) plus 2.75% per annum (or, depending on the Borrower’s first lien net leverage ratio, 2.50%).

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
2018 Term Loan Facility - Repaid in 2021
On February 8, 2018, PQ Corp entered in an agreement for a senior secured term loan facility (the “2018 Term Loan Facility”) for an aggregate principal amount of $1,267,000. The 2018 Term Loan Facility was amended on February 7, 2020 and partially repaid on June 9, 2021 with a portion of the proceeds of the 2021 Term Loan Facility.
On August 1, 2021, the Company used a portion of the net cash proceeds from the sale of the Performance Chemicals business to repay the entire 2018 Term Loan Facility balance of $231,363. As a result, Ecovyst LLC wrote off $849 of unamortized deferred financing costs and $2,395 of original issue discount as debt extinguishment costs during the year ended December 31, 2022.
2020 Term Loan Facility - Repaid in 2021
On July 22, 2020, PQ Corp entered into an agreement for a new senior secured term loan facility (the “2020 Term Loan Facility”) in an aggregate principal amount of $650,000. The proceeds were used to redeem its existing $625,000 of 6.75% Senior Secured Notes due 2022 and pay the associated early redemption premiums. The 2020 Term Loan Facility was fully repaid with the proceeds of the 2021 Term Loan Facility.
5.75% Senior Unsecured Notes due 2025 - Redeemed in 2021
On December 11, 2017, PQ Corp issued $300,000 aggregate principal amount of 5.75% Senior Unsecured Notes due 2025 (the “5.75% Senior Unsecured Notes”). Concurrent with, and using a portion of the net proceeds from, the divestiture of the Performance Chemicals business on August 1, 2021, the Company redeemed the remaining principal balance of $295,000 of its 5.75% Senior Unsecured Notes due 2025. In connection with the redemption of the 5.75% Senior Unsecured Notes, PQ Corp paid a redemption premium of $8,481 which was recorded as debt extinguishment costs during the year ended December 31, 2021. In addition, previous unamortized deferred financing costs of $2,262 and original issue discount of $1,198 associated with the previously outstanding debt were written off as debt extinguishment costs during the year ended December 31, 2021.
Fair Value of Debt
The fair value of a financial instrument is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of December 31, 2022 and 2021, the fair value of the senior secured term loan was $870,986 and $894,381, respectively. The fair value is classified as Level 2 based upon the fair value hierarchy (see Note 8 to these consolidated financial statements for further information on fair value measurements).

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
Aggregate Long-term Debt Maturities
The aggregate long-term debt maturities are:

Year	Amount
2023	$9,000
2024	9,000
2025	9,000
2026	9,000
2027	9,000
Thereafter	841,500
$886,500

19. Other Long-term Liabilities:
The following table summarizes the components of other long-term liabilities as follows:

	December 31,
	2022	2021
Pension plan liabilities	$6,250	$3,551
Other postretirement benefit plan liabilities	428	607
Derivative liabilities	2,071	—
Finance lease and financing obligation liabilities	7,633	11,667
Reserve for uncertain tax positions	8,215	7,658
Other	1,249	611
	$25,846	$24,094

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
In January 2022, the Company entered into two new forward starting interest rate cap agreements, with notional amounts of $250,000 each and with a cap rate of 1.00%. The term for one of the interest rate caps is July 2022 through October 2024 and the term for the other is September 2023 through October 2025. The total cumulative annuitized premium is $4,450. The cap rate in effect at December 31, 2022 was 1.00%.
In November 2022, the Company entered into a new interest rate cap agreement to mitigate interest rate volatility from July 2023 through July 2024, with a cap rate of 1.00% on $150,000 of notional variable-rate debt and annuitized premium of $5,268 during the effective period, and mitigate interest rate volatility from July 2024 through July 2026, with a cap rate of 1.00% and 175,000 notional variable-rate debt and annuitized premium of $6,145 during the effective period.
On February 21, 2023, we amended all existing interest rate cap agreements to replace LIBOR with SOFR as the benchmark interest rate, with all other terms of the agreements remaining the same.
Use of Derivative Financial Instruments to Manage Foreign Currency Risk. The Company is exposed to risks related to its net investments in foreign operations due to fluctuations in foreign currency exchange rates, and prior to the sale of the Performance Materials and Performance Chemicals businesses, particularly between the United States dollar and the Euro.
The Company entered into multiple cross-currency interest rate swap arrangements with an aggregate notional amount of €280,000 in October 2019 to hedge the exposure on the net investments of certain of its Euro-denominated

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

subsidiaries in its Performance Materials and Performance Chemicals businesses. The Company recorded these swap agreements at fair value as assets or liabilities in its consolidated balance sheet. In March 2021, as a result of the Performance Materials and Performance Chemicals divestitures, the Company settled its cross-currency swaps. At the date of settlement, the total notional value of the cross-currency swaps was $311,380. The Company paid $13,170 in cash to settle the swaps, which is included in net cash used in investing activities, discontinued operations in the Company’s consolidated statement of cash flows for the year ended December 31, 2021, as the underlying subsidiary subject to the net investment hedging relationship was part of the Performance Chemicals business.
As the derivatives were designated and qualified as net investment hedges, changes in the fair value of the swaps attributable to changes in the spot exchange rates are recognized in cumulative translation adjustment (“CTA”) within OCI and are held there until the hedged net investments are sold or substantially liquidated. Changes in the fair value of the swaps attributable to the cross currency basis spread were excluded from the assessment of hedge effectiveness and were recorded in current period earnings. Upon such sale or liquidation, the amount recognized in CTA was reclassified to earnings and reported in the same line item as the gain or loss on the liquidation of the net investments. In connection with the sales of the Performance Materials business in December 2020 and Performance Chemicals business in August 2021, amounts deferred in CTA related to the cross-currency swaps were reclassified from accumulated other comprehensive income and recognized as part of the respective losses on sale.
The fair values of derivative instruments held as of December 31, 2022 and 2021 are shown below:

		December 31,
	Balance sheet location	2022	2021
Derivative assets:
Derivatives designated as cash flow hedges:
Interest rate caps	Prepaid and other current assets	$18,510	$—
Interest rate caps	Other long-term assets	15,864	1,080
Total derivative assets		$34,374	$1,080

Derivative liabilities:
Derivatives designated as cash flow hedges:
Interest rate caps	Accrued liabilities	$—	$1,288
Interest rate caps	Other long-term liabilities	2,071	—
Total derivative liabilities		$2,071	$1,288

The following table shows the effect of the Company’s derivative instruments designated as hedges on accumulated other comprehensive income (loss) (“AOCI”) and the statements of income for the years ended December 31, 2022, 2021 and 2020:

		Years ended December 31,
		2022		2021		2020
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$32,510	$(683)	$3,441	$(444)	$167	$(54)

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table shows the effect of the Company’s cash flow hedge accounting on the consolidated statements of income for the years ended December 31, 2022, 2021 and 2020:

	Location and amount of gain (loss) recognized in income on cash flow hedging relationships
	Years ended December 31,
	2022		2021		2020
	Cost of goods sold	Interest (expense) income	Cost of goods sold	Interest (expense) income	Cost of goods sold	Interest (expense) income
Total amounts of income and expense line items presented in the statement of income in which the effects of cash flow hedges are recorded	$(595,529)	$(37,217)	$(434,540)	$(36,990)	$(344,967)	$(50,409)

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	—	(683)	—	(444)	—	(54)

The amount of unrealized losses in AOCI related to the Company’s cash flow hedges that is expected to be reclassified to the consolidated statement of income over the next twelve months is $214 as of December 31, 2022.
The following table shows the effect of the Company’s net investment hedges on AOCI and the consolidated statements of income for the years ended December 31, 2021 and 2020, respectively:

	Amount of pre-tax gain (loss) recognized in OCI on derivative		Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	Years ended December 31,			Years ended December 31,			Years ended December 31,
	2021	2020		2021	2020		2021	2020
Cross currency swaps	$9,787	$(23,622)	Net (loss) income from discontinued operations, net of tax(1)	$9,754	$1,967	Interest (expense) income	$545	$5,090

(1)Includes the gain (loss) on the sale of the underlying subsidiary.
21. Income Taxes:
Income (loss) before income taxes and noncontrolling interest within or outside the United States are shown below:

	Years ended December 31,
	2022	2021	2020
Domestic	$86,695	$6,185	$(10,454)
Foreign	8,040	7,756	12,669
Total	$94,735	$13,941	$2,215

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The provision (benefit) for income taxes as shown in the accompanying consolidated statements of income consists of the following:

	Years ended December 31,
	2022	2021	2020
Current:
Federal	$18,210	$2,469	$—
State	3,100	1,813	1,982
Foreign	1,978	3,317	6,013
	23,288	7,599	7,995

Deferred:
Federal	4,544	(1,813)	(58,125)
State	(2,288)	2,551	(2,596)
Foreign	(604)	3,810	661
	1,652	4,548	(60,060)

Provision (benefit) for income taxes	$24,940	$12,147	$(52,065)

A reconciliation of income tax expense (benefit) at the U.S. federal statutory income tax rate to actual income tax expense is as follows:

	Years ended December 31,
	2022	2021	2020
Tax at statutory rate	$19,894	$2,928	$314
State income taxes, net of federal income tax benefit	248	3,942	(401)
Changes in uncertain tax positions	558	877	164
Rate changes	—	5,209	4,274
Stock compensation	1,876	197	318
Compensation Disallowance under 162(m)	3,146	466	206
Foreign tax credits	—	(759)	(56,359)
Research and development tax credits	(366)	(620)	(717)
Other, net	(416)	(93)	136
Provision (benefit) for income taxes	$24,940	$12,147	$(52,065)

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$13,705	$24,107
Interest disallowance carryforward	228	24
Pension	879	227
Operating lease liability	6,873	7,362
Other	10,653	14,732
State credits	13,773	13,110
Foreign withholding tax credits	9,083	9,083
Valuation allowance	(30,615)	(39,857)
	$24,579	$28,788
Deferred tax liabilities:
Depreciation	$(70,400)	$(71,815)
Inventory	(3,039)	(2,899)
Intangibles	(63,873)	(62,557)
Operating lease right-of-use assets	(6,763)	(7,384)
Other	(15,910)	(10,713)
	$(159,985)	$(155,368)

Net deferred tax liabilities	$(135,406)	$(126,580)

Under the tax laws of various jurisdictions in which we operate, deductions or credits that cannot be fully utilized for tax purposes during the year may be carried forward, subject to statutory limitations, to reduce taxable income or taxes payable in a future year. As of December 31, 2022, the Company has indefinite carryforwards of $9,083 foreign withholding tax credits. The Company has recorded a full valuation allowance against the foreign withholding tax credits as it is more likely than not that the benefit from these foreign tax credits will never be realized. The Company has $13,773 of deferred tax assets related to state tax credits, which are subject to a 16-year carryforward period. A partial valuation allowance of $10,203 has been recorded due to the expected expiration of these credits before they are able to be utilized. The Company has $13,705 of deferred tax assets related to state net operating losses, which are subject to various carryforward periods of 5 to 20 years or an indefinite carryforward period. A partial valuation allowance of $10,752 has been recorded due to the expected expiration of these state net operating losses before they are able to be utilized.
The change in net deferred tax liabilities for the years ended December 31, 2022 and 2021 was primarily related to activity connected to book amortization of intangible assets with no corresponding tax basis reducing those deferred tax liabilities, activity with respect to tax deductible goodwill, activity with respect to interest rate caps recorded against other comprehensive income, and activity with respect to stock compensation.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The net change in the total valuation allowance was a decrease of $9,242 in 2022. The valuation allowance at December 31, 2022 was related to state net operating loss carryforwards and tax credits that, in the judgment of management, are not more likely than not to be realized. In assessing the ability to realize deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies that are prudent in making this assessment. In order to fully realize deferred tax assets, the Company will need to generate future taxable income prior to the expiration of the net operating loss and credit carryforwards. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
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
The Company had total unrecognized tax benefits of $7,787 as of December 31, 2022 and 2021, respectively, and there was no activity related to these balances during the year then ended. If these amounts are recognized in future periods, it would affect the effective tax rate on income from continuing operations for the years in which they are recognized.
To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period for which the event occurs requiring the adjustment. The Company recorded accrued interest and penalties amounting to $558 as of December 31, 2022 in other long-term liabilities on its consolidated balance sheets. The Company did not record accrued interest and penalties in December 31, 2021.
The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The following describes the open tax years, by significant tax jurisdiction, as of December 31, 2022:

Jurisdiction	Period
United States-Federal	2011-2022
United States-State	2011-2022

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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

As of December 31, 2022 and 2021, the Company does not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.
As of December 31, 2022 and 2021, the Company no longer has a federal net operating loss or foreign tax credit carryforward.
Cash payments for income taxes, net of refunds, are as follows:

	Years ended December 31,
	2022	2021	2020
Domestic	$13,277	$549	$1,894
Foreign	359	69	29
	$13,636	$618	$1,923

On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for certain large corporations with average annual adjusted financial statement income in excess of $1 billion for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. Historically the Company has made discretionary share repurchases under its share repurchase programs. Beginning in 2023, these transactions will be subject to the excise tax of the IRA. Based on the Company’s historical net repurchase activity, the excise tax and the other provisions of the IRA are not expected to have a material impact on the Company’s results of operations or financial position.
22. Benefit Plans:
The Company sponsors two funded defined benefit pension plans that cover certain employees. Benefits for the plans are generally based on average final pay and years of service. The Company’s funding policy is to fund the minimum required contributions consistent with statutory requirements based on actuarial computations utilizing the projected unit credit method of calculation.
The Company sponsors an unfunded plan to provide health care benefits to certain retired employees. The plan pays a stated percentage of medical expenses reduced by deductibles and other coverage and obligations are paid out of the Company’s operations.
The Company uses a December 31 measurement date for all of its defined benefit pension and postretirement medical plans. Of the Company’s two defined benefit pension plans, the Eco Services Hourly Pension Plan was frozen to future accruals as of December 31, 2020, and the Eco Services Pension Equity Plan was frozen to future accruals as of December 31, 2016. The retiree healthcare plan was closed to new retirees effective July 1, 2017. The Company no longer has a defined benefit pension plan covering its employees at a foreign subsidiary, as the plan was converted to a defined contribution plan during the year ended December 31, 2021.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Defined Benefit Pension Plans
The following tables summarize changes in the benefit obligation, plan assets and funded status of the Company’s defined benefit pension plans as well as the components of net periodic benefit cost, including key assumptions:

	U.S.		Foreign
	December 31,		December 31,
	2022	2021	2021
Change in benefit obligation:
Benefit obligation at beginning of period	$86,465	$91,937	$22,210
Interest cost	2,569	2,210	255
Plan settlements	(862)	(1,795)	(21,622)
Benefits paid	(2,552)	(2,069)	—
Actuarial gains	(18,741)	(3,818)	—
Translation adjustment	—	—	(843)
Benefit obligation at end of the period	$66,879	$86,465	$—

Change in plan assets:
Fair value of plan assets at beginning of period	$82,914	$80,395	$22,210
Actual return on plan assets	(18,871)	6,383	255
Plan settlements	(862)	(1,795)	(21,622)
Benefits paid	(2,552)	(2,069)	—
Translation adjustment	—	—	(843)
Fair value of plan assets at end of the period	$60,629	$82,914	$—

Funded status of the plans (underfunded)	$(6,250)	$(3,551)	$—

The total actuarial gains for the year ended December 31, 2022 was $18,741, which was driven by declines in the discount rates of $18,641 and declines in general experience of $100.
The total actuarial gains for the year ended December 31, 2021 was $3,818, which was driven by declines in the discount rates of $3,989 and changes in the lump sum conversion of $545 offset by changes in mortality assumptions of $204 and declines in general experience of $512.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Amounts recognized in the consolidated balance sheets consist of:

	December 31,
	2022	2021
Noncurrent liability	$(6,250)	$(3,551)
Accumulated other comprehensive income (loss)	(509)	(672)
Net amount recognized	$(6,759)	$(4,223)

Amounts recognized in accumulated other comprehensive income (loss) consist of:

	December 31,
	2022	2021
Net (loss) gain	$(1,039)	$2,486
Gross amount recognized	(1,039)	2,486
Deferred income taxes	530	(3,158)
Net amount recognized	$(509)	$(672)

Components of net periodic benefit cost consist of:

	U.S.			Foreign
	Years ended December 31,			Years ended December 31,
	2022	2021	2020	2021	2020
Service cost	$—	$—	$769	$—	$1,080
Interest cost	2,569	2,210	2,665	255	299
Expected return on plan assets	(3,433)	(4,360)	(3,898)	(255)	(287)
Amortization of net loss	—	—	—	—	95
Settlement loss (gain) recognized	38	(26)	78	2,084	—
Net periodic (benefit) expense	$(826)	$(2,176)	$(386)	$2,084	$1,187

All components of net periodic benefit cost other than service cost are presented within other expense (income), net in the Company’s consolidated statements of income.
Components of other changes in plan assets and benefit obligations recognized in other comprehensive income consists of:

	December 31,
	2022	2021
Net loss (gain)	$3,563	$(5,841)
Translation adjustment	—	(82)
Amortization or settlement recognition of net gain (loss)	(38)	(2,058)
Total recognized in other comprehensive income	3,525	(7,981)
Total recognized in net periodic benefit cost and other comprehensive income	$2,699	$(7,991)

The net amount of projected benefit obligation and plan assets for all underfunded plans was $6,250 and $3,551 as of December 31, 2022 and 2021, respectively, and was classified as noncurrent liabilities.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table presents selected information about the Company’s pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets:

	December 31,
	2022	2021
Projected benefit obligation	$66,879	$86,465
Accumulated benefit obligation	66,879	86,465
Fair value of plan assets	60,629	82,914

Significant weighted average assumptions used in determining the pension obligations include the following:

	December 31,
	2022	2021
Discount rate	5.40%	2.90%
Rate of compensation increase(1)	N/A	N/A

Significant weighted average assumptions used in determining net periodic benefit cost include the following:

	U.S.			Foreign
	Years ended December 31,			Years ended December 31,
	2022	2021	2020	2021	2020
Discount rate	2.90%	2.50%	3.40%	1.20%	1.50%
Rate of compensation increase(1)	N/A	N/A	3.00%	1.75%	1.75%
Expected return on assets	4.90%	5.60%	5.70%	1.20%	1.50%

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
The investment objective for the plans is to generate returns sufficient to meet future obligations. The strategy to meet the objective includes generating attractive returns using higher returning assets such as equity securities and balancing risk using less volatile assets such as fixed income securities. The plans invest in an allocation of assets across the two broadly-defined financial asset categories of equity and fixed income securities. The target allocations for the plan assets across the two U.S. plans are as follows: 35% equity securities and 65% fixed income investments for the Eco Services Pension Equity Plan; and 30% equity securities and 70% fixed income investments for the Eco Services Hourly Pension Plan.
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
The following tables set forth by level, within the fair value hierarchy, plan assets at fair value:

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$244	$244	$—	$—
Equity securities:
U.S. investment funds	11,435	11,435	—	—
International investment funds	7,803	7,803	—	—
Fixed income securities:
Government securities	16,209	16,209	—	—
Corporate bonds	24,938	24,938	—	—
Total	$60,629	$60,629	$—	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$202	$202	$—	$—
Equity securities:
U.S. investment funds	12,150	12,150	—	—
International investment funds	7,816	7,816	—	—
Fixed income securities:
Government securities	28,869	28,869	—	—
Corporate bonds	33,877	33,877	—	—
Total	$82,914	$82,914	$—	$—

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Amount
2023	$4,751
2024	4,518
2025	4,336
2026	4,419
2027	4,473
Years 2028-2032	22,937

The Company does not expect to contribute to its pension plans in 2023.

Other Postretirement Benefit Plan
The following tables summarize changes in the benefit obligation, plan assets and funded status of the Company’s other postretirement benefit plan as well as the components of net periodic benefit cost, including key assumptions:

	December 31,
	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of period	$624	$650
Interest cost	18	17
Benefits paid	(1)	(1)
Premiums paid	(3)	(2)
Actuarial gains	(192)	(40)
Benefit obligation at end of period	$446	$624

Change in plan assets:
Employer contributions	$4	$3
Benefits paid	(1)	(1)
Premiums paid	(3)	(2)
Fair value of plan assets at end of period	$—	$—

Funded status of the plan (underfunded)	$(446)	$(624)

The total actuarial gains for the year ended December 31, 2022 was $192, which was driven by increases in the discount rates.
The total actuarial gains for the year ended December 31, 2021 was $40, which was driven by increases in the discount rates of $27, changes in mortality assumptions of $1, and general experience of $12.
Amounts recognized in the consolidated balance sheets consist of:

	December 31,
	2022	2021
Current liability	$(18)	$(17)
Noncurrent liability	(428)	(607)
Accumulated other comprehensive income	(299)	(59)
Net amount recognized	$(745)	$(683)

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Amounts recognized in accumulated other comprehensive income consist of:

	December 31,
	2022	2021
Prior service credit	$154	$364
Net gain (loss)	80	(114)
Gross amount recognized	234	250
Deferred income taxes	(533)	(309)
Net amount recognized	$(299)	$(59)

Components of net periodic benefit cost consist of:

	Years ended December 31,
	2022	2021	2020
Interest cost	$18	$17	$19
Amortization of prior service credit	(210)	(232)	(232)
Amortization of net loss	3	5	1
Net periodic benefit	$(189)	$(210)	$(212)

All components of net periodic benefit cost other than service cost are presented within other expense (income), net in the Company’s consolidated statements of income.
Components of other changes in plan assets and benefit obligations recognized in other comprehensive income consists of:

	December 31,
	2022	2021
Net gain	$(192)	$(40)
Amortization of prior service credit	210	232
Amortization or settlement recognition of net loss	(3)	(5)
Total recognized in other comprehensive income	$15	$187
Total recognized in net periodic benefit cost and other comprehensive income	$(174)	$(23)

The discount rate used in determining the other postretirement benefit plan obligation was 5.50% and 2.90% as of December 31, 2022 and 2021, respectively. The discount rate used in determining net periodic benefit cost was 2.90%, 2.60% and 3.50% for the years ended December 31, 2022, 2021 and 2020, respectively. There was no rate of interest crediting rate, as there are no cash balance accounts associated with this plan.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Amount
2023	$18
2024	19
2025	20
2026	21
2027	22
Years 2028-2032	138

The Company expects to contribute $18 to the retiree health plan in 2023. There are no expected Medicare subsidy receipts expected in future periods.
Defined Contribution Plans
The Company also has defined contribution plans covering domestic employees of the Company and a foreign subsidiary. The Company recorded expenses of $7,113, $7,097 and $6,467 related to these plans for the years ended December 31, 2022, 2021 and 2020, respectively.
23. Stock-Based Compensation:
The Company has an equity incentive plan under which it grants common stock awards to employees, directors and affiliates of the Company. As of December 31, 2022, 10,065,830 shares of common stock were available for issuance under the plan. The Company settles these awards through the issuance of new shares.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table summarizes the activity of common stock options for the period from December 31, 2019 through the year ended December 31, 2022:

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	2,374,357	$11.44
Exercised	(43,250)	$8.64
Forfeited	(157,776)	$9.23
Outstanding at December 31, 2020	2,173,331	$9.84	(1)
Exercised	(208,500)	$3.56
Forfeited	(39,996)	$3.53
Expired	(40,484)	$14.52
Outstanding at December 31, 2021	1,884,351	$6.99	(2)
Exercised	(199,970)	$3.06
Forfeited	(51,860)	$3.98
Expired	(111,524)	$11.97
Outstanding at December 31, 2022	1,520,997	$7.24		3.36	$4,720
Exercisable at December 31, 2022	1,236,041	$8.13		3.30	$3,171

(1)Reflects the impact of the reduction in the strike price on all outstanding vested and unvested stock options by $1.80 per share as described above.
(2)Reflects the impact of the reduction in the strike price on all outstanding vested and unvested stock options by $3.20 per share as described above.
The aggregate intrinsic value per the above table represents the difference between the fair value the Company’s common stock on the last trading day of the reporting period (determined in accordance with the plan terms) and the exercise price of in-the-money stock options multiplied by the respective number of stock options as of that date. The total intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021 and the resulting tax benefits recognized by the Company were $1,306 and $1,767, respectively, and were not material for the year ended December 31, 2020. Additionally, cash proceeds received by the Company from the exercise of stock options were not material for the years ended December 31, 2022, 2021, and 2020.
There were no stock option awards granted during the years ended December 31, 2022, 2021 and 2020. The Company uses the Black-Scholes option pricing model to determine the fair value of its stock option grants.
Restricted Stock Awards, Restricted Stock Units and Performance Stock Units
Restricted Stock Awards
The Company has granted restricted stock awards subject to vesting conditions based on (1) service only, (2) performance only, or (3) a combination of service and performance conditions, dependent on which event occurs first. The vesting requirements for the majority of these awards were based upon the achievement of a performance condition. As defined in the award agreements, each award subject to the performance condition fully vests upon the occurrence of a defined liquidity event upon which certain investment funds affiliated with CCMP receive proceeds exceeding certain thresholds. Although achievement of the performance condition is subject to continued service with the Company, the terms of awards issued with performance conditions stipulate that the performance vesting condition can be attained for a period of six months following separation from service under certain circumstances, depending on the means of separation from the Company and subject to other factors such as individual separation agreements. The same

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

performance vesting condition for the Company’s restricted stock awards also governs the achievement of the performance vesting condition for the Company’s stock options. As of December 31, 2022, all of the Company’s outstanding unvested restricted stock awards were subject to the performance vesting condition.
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
Performance Stock Units
2019 Grants
During the year ended December 31, 2022, the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) certified the achievement of the performance metrics for the three-year period ended December 31, 2021, related to the performance stock units granted during the year ended December 31, 2019. These awards provided the recipients with the right to receive shares of common stock dependent on the achievement of two Company-specific financial performance targets and the provision of service through the vesting date, with each award holder eligible to earn a percentage of the target number of shares granted to the holder, ranging from zero to 200%. The awards vested during the year ended December 31, 2022 at 100% of target.
2020 Grants
The Company granted 456,311 performance stock units (at target) during the year ended December 31, 2020. The performance stock units granted in 2020 provide the recipients with the right to receive shares of common stock dependent 50% on the achievement of a Company-specific financial performance target and 50% on a total shareholder return (“TSR”) goal, and are generally subject to the provision of service through the vesting date of the award. The Company-specific financial performance target and the TSR goal are measured independently of each other, but achievement of both of the metrics is measured based on the same three-year performance period from January 1, 2020 through December 31, 2022. The TSR goal is based on the Company’s relative TSR performance against the companies included in the Russell 2000 Index over the performance period. Achievement of the Company-specific financial performance target is measured based on the average levels of achievement across the performance period. Depending on the Company’s performance against the predetermined thresholds for achievement, each performance stock unit award recipient is eligible to earn a percentage of the target number of shares granted to the recipient, ranging from zero to 200%. The performance stock units, to the extent earned, will vest on the date the Compensation Committee certifies the achievement of the performance metrics for the three-year period ending December 31, 2022, which will occur subsequent to the end of the performance period and after the Company files its annual consolidated financial statements for the year ended December 31, 2022. As of December 31, 2022, the Company adjusted the anticipated vesting amount of these awards to approximately 37% of target based on actual performance.
The value of the portion of the performance stock units granted during the year ended December 31, 2020 eligible to be earned based on the achievement of the Company-specific financial performance target was measured on the same basis as that of the restricted stock units, and based on the target number of shares granted; because the performance vesting conditions affect the ability of the recipients to vest in the awards, they are not factored into the fair value measure of the award. Compensation expense related to such performance stock units is recognized ratably over the requisite service period, and the Company must assess the probability that the performance conditions will be met each reporting period and the level at which they are estimated to be attained. Should the probability assessment change during a given reporting period, the total compensation cost (both recognized and unrecognized) will be adjusted to reflect the revised assessment.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The TSR goal, which determines how much of the 50% of the performance stock units granted during 2020 may be earned, is considered a market condition as opposed to a vesting condition. Because a market condition is not considered a vesting condition, it is reflected in the grant date fair value of an award and the associated compensation cost based on the fair value of the award is recognized over the performance period, regardless of whether the Company actually achieves the market condition or the level of achievement, as long as service is provided by the recipient. The Company used a Monte Carlo simulation to estimate the $24.11 weighted average fair value of the portion of the awards subject to the TSR goal, with the following weighted average assumptions:

Expected dividend yield	—%
Risk-free interest rate	1.56%
Expected volatility	28.57%
Expected term (in years)	2.95

2021 Grants
The Company granted 211,985 performance stock units (at target) during the year ended December 31, 2021 that provide the recipients with the right to receive shares of common stock dependent on the achievement of a TSR goal, and are generally subject to the provision of service through the vesting date of the award. The performance period for the TSR goal is measured based on a three-year performance period from January 1, 2021 through December 31, 2023. The TSR goal is based on the Company’s actual TSR percentage increase over the performance period. Depending on the Company’s performance relative to the TSR goal, each performance stock unit award recipient is eligible to earn a percentage of the target number of shares granted to the recipient, ranging from zero to 200%. The performance stock units, to the extent earned, will vest on the date the Compensation Committee certifies the achievement of the performance metric for the three-year period ending December 31, 2023, which will occur subsequent to the end of the performance period and after the Company files its annual consolidated financial statements for the year ending December 31, 2023. The Company used a Monte Carlo simulation to estimate the $13.21 weighted average fair value of the awards, with the following weighted average assumptions:

Expected dividend yield	—%
Risk-free interest rate	0.20%
Expected volatility	41.70%
Expected term (in years)	2.95

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

2022 Grants
During the year ended December 31, 2022, the Company granted 295,132 performance stock units (at target) under its equity incentive plan. The performance stock units granted during the year ended December 31, 2022 provide the recipients with the right to receive shares of common stock dependent on the achievement of a TSR goal, and are generally subject to the provision of service through the vesting date of the award. The performance period for the TSR goal is measured based on a three-year performance period from January 1, 2022 through December 31, 2024. The TSR goal is based on the Company’s actual TSR percentage increase over the performance period. Depending on the Company’s performance relative to the TSR goal, each performance stock unit award recipient is eligible to receive a percentage of the target number of shares granted to the recipient, ranging from zero to 200%. The performance stock units, to the extent earned, will vest on the date the Compensation Committee certifies the achievement of the performance metric for the three-year period ending December 31, 2024, which will occur subsequent to the end of the performance period and after the Company files its annual consolidated financial statements for the year ending December 31, 2024.
The Company used a Monte Carlo simulation to estimate the $8.82 weighted average fair value of the awards, with the following weighted average assumptions:

Expected dividend yield	—%
Risk-free interest rate	1.51%
Expected volatility	44.51%
Expected term (in years)	2.91

Award Activity
The following table summarizes the activity of restricted stock awards, restricted stock units and performance stock units for the period from December 31, 2019 through the year ended December 31, 2022:

	Restricted Stock Awards			Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value (per share)		Number of Units	Weighted Average Grant Date Fair Value (per share)	Number of Units		Weighted Average Grant Date Fair Value (per share)
Nonvested as of December 31, 2019	1,546,130	$8.17		1,628,436	$15.83	550,676	(2)	$15.41
Granted	—	$—		1,158,605	$16.60	456,311		$20.29
Vested	(29,760)	$12.32		(816,866)	$16.17	—		$—
Forfeited	(619,355)	$8.04		(129,036)	$16.28	(41,251)		$15.95
Nonvested as of December 31, 2020	897,015	$13.80	(1)	1,841,139	$16.14	965,736	(2)	$17.69
Granted	—	$—		1,697,623	$15.39	211,985		$13.21
Vested	—	$—		(773,619)	$16.00	—		$—
Forfeited	(263,291)	$15.31	(1)	(257,722)	$16.03	(60,166)		$17.11
Nonvested as of December 31, 2021	633,724	$15.84	(1)	2,507,421	$15.68	1,117,555	(2)	$16.91
Granted	—	$—		2,779,690	$10.28	295,132		$8.82
Vested	(84,903)	$8.83		(1,550,969)	$15.08	(496,442)		$15.41
Forfeited	(271,765)	$15.84		(1,271,424)	$12.27	(276,713)		$12.33
Nonvested as of December 31, 2022	277,056	$15.66		2,464,718	$11.73	639,532	(2)	$16.32

(1)    Reflects the impact of the modification on all unvested restricted stock awards as described above.
(2)    Based on target.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The total fair value of restricted stock awards that vested during the years ended December 31, 2022, 2021 and 2020 was $749, $0 and $510, respectively. The total fair value of restricted stock units that vested during the years ended December 31, 2022, 2021 and 2020 was $15,579, $11,507 and $11,269, respectively. The total fair value of performance stock units that vested during the years ended December 31, 2022, 2021 and 2020 was $5,277, $0 and $0, respectively.
Total Stock-Based Compensation Expense
For the years ended December 31, 2022, 2021 and 2020, total stock-based compensation expense for the Company on a continuing operations basis was $20,632, $31,838 and $17,194, respectively. The associated income tax benefit recognized in the statements of income for the years ended December 31, 2022, 2021 and 2020 was $2,799, $7,735 and $3,933, respectively.
As of December 31, 2022, there was no unrecognized compensation cost related to nonvested stock options or nonvested restricted stock awards subject to service vesting conditions. As of December 31, 2022, unrecognized compensation cost was $13,966 for restricted stock units and $1,650 for performance stock units considered probable of vesting. The weighted-average period over which these costs are expected to be recognized at December 31, 2020 is 1.24 years for the restricted stock units and 1.03 years for the performance stock units. No expense has been recognized for any stock options subject to the performance condition for the years ended December 31, 2022, 2021 and 2020, and no expense has been recognized for any restricted stock awards subject to the performance condition for the years ended December 31, 2021 and 2020, as the performance-based criteria was not achieved nor considered probable of achievement. During the year ended December 31, 2022, $749 of stock-based compensation expense was recognized for a modification to a set of restricted stock awards subject to the performance condition for an individual whose awards immediately vested in connection with a separation agreement.
Restricted stock awards and stock options issued with performance conditions vest based on the occurrence of a defined liquidity event upon which certain investment funds affiliated with CCMP receive proceeds exceeding certain thresholds. If an exit event occurs that exceeds the defined threshold, then all of these restricted stock awards and stock options of the Company vest 100%, with no potential for partial vesting or excess achievement. If an exit event or events occur with no further possibility of meeting the defined threshold, then all of the Company’s restricted stock awards and stock options subject to the performance vesting condition will be forfeited. In addition to the defined liquidity event, subsequent to the Company’s IPO, the performance vesting condition can also be achieved if the average closing trading price of the Company’s common stock on the NYSE over any consecutive ten-day trading period equals or exceeds a price that would be equivalent to the achievement of the threshold proceeds to CCMP. See Note 24 to these consolidated financial statements for further information on the number of restricted stock awards and stock options outstanding subject to performance-based vesting.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The reconciliation from basic to diluted weighted average shares outstanding is as follows:

	Years ended December 31,
	2022	2021	2020
Weighted average shares outstanding – Basic	133,601,322	136,167,384	135,528,977
Dilutive effect of unvested common shares and restricted stock units with service conditions, performance stock units considered probable of vesting and assumed stock option exercises and conversions	1,486,850	1,541,547	921,976
Weighted average shares outstanding – Diluted	135,088,172	137,708,931	136,450,953

Basic and diluted income (loss) per share are calculated as follows:

	Years ended December 31,
	2022	2021	2020
Numerator:
Income from continuing operations attributable to Ecovyst Inc.	$69,795	$1,794	$54,280
Income (loss) from discontinued operations attributable to Ecovyst Inc.	3,902	(141,743)	(333,051)
Net income (loss) attributable to Ecovyst Inc.	$73,697	$(139,949)	$(278,771)

Denominator:
Weighted average shares outstanding – Basic	133,601,322	136,167,384	135,528,977
Weighted average shares outstanding – Diluted	135,088,172	137,708,931	136,450,953

Net income (loss) per share:
Basic income per share - continuing operations	$0.52	$0.01	$0.40
Diluted income per share - continuing operations	$0.52	$0.01	$0.40
Basic (loss) income per share - discontinued operations	$0.03	$(1.04)	$(2.46)
Diluted (loss) income per share - discontinued operations	$0.03	$(1.03)	$(2.44)
Basic income (loss) per share	$0.55	$(1.03)	$(2.06)
Diluted income (loss) per share	$0.55	$(1.02)	$(2.04)

The table below presents the details of the Company’s weighted average equity-based awards outstanding during each respective year that were excluded from the calculation of diluted earnings per share:

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

	Years ended December 31,
	2022	2021	2020
Restricted stock awards with performance only targets not yet achieved	539,688	839,432	1,225,855
Stock options with performance only targets not yet achieved	309,984	373,105	507,461
Anti-dilutive restricted stock awards, restricted stock units and performance stock units	20,497	6,214	1,453,120
Anti-dilutive stock options	776,594	244,473	846,049

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
The Company has recorded a reserve of $306 and $410 as of December 31, 2022 and 2021, respectively, to address remaining subsurface remedial and wetlands/marsh management activities at the Company’s Martinez, CA site. Although currently a sulfuric acid regeneration plant, the site originally was operated by Mountain Copper Company (“Mococo”) as a copper smelter. Also, the site sold iron pyrite to various customers and allowed their customers to deposit waste iron pyrite cinder and slag on the site. The property is adjacent to Peyton Slough, where Mococo had a permitted discharge point from its process. In 1997, the San Francisco Bay Regional Water Quality Control Board (“RWQCB”) required characterization and remediation of Peyton Slough for Copper, Zinc and Acidic Soils. Various remediation activities were undertaken and completed, and the site has received final concurrence from the Army Corps with respect to the completed work. The RWQCB has agreed that Eco Services LLC, a wholly owned subsidiary of the Company (“Eco Services”), has achieved the goals for vegetative cover. The current marsh condition is being sustained by the opening and subsequent closing of the tide gates on a once per year basis. The Company is continuing to indicate to the RWQCB a plan to involve Contra Costa County and work towards development of an alliance for operating, maintaining and funding the tide gates is appropriate. The Company is currently in the process of obtaining permits for the long-term maintenance of Peyton Slough.
As of December 31, 2022 and 2021, the Company has recorded a reserve of $102 and $306, respectively, for subsurface remediation and the Soil Vapor Extraction Project at the Company’s Dominguez, CA site. In the 1980s and 1990s, the EPA and the Los Angeles Regional Water Quality Control Board conducted investigations of the site due to historic chlorinated pesticide and chlorinated solvent use. Soil and groundwater beneath the site were impacted by chlorinated solvents and associated breakdown products, petroleum hydrocarbons, chlorinated pesticides and metals. A Corrective Measures Plan approved in October 2011 requires (1) soil vapor extraction (“SVE”) in affected areas, (2) covering of unpaved areas containing pesticide impacted soil, and (3) annual groundwater monitoring of the perched water-bearing zone. Annual groundwater sampling and soil vapor monitoring indicates that the SVE system has been

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

effective in reducing subsurface contaminant levels. The Company is moving in the direction of rendering the SVE system dormant and potentially closing this matter within the next few years following rebound testing, including the preparation of an updated long-term Operations and Maintenance Plan as requested by the California Department of Toxic Substances Control.
Letters of Credit
At December 31, 2022, the Company had outstanding letters of credit of $4,043. Letters of credit are guarantees of payment to third parties. The Company’s letters of credit are used primarily as collateral for various items, including environmental, energy and insurance payments. The letters of credit are supported by the Company’s ABL facility.
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
Joint Venture Agreement
The Company entered into a joint venture agreement (the “ZI Partnership Agreement”) in 1988 with Shell Catalysts & Technologies, an affiliate of Royal Dutch Shell plc, to form Zeolyst International, a 50/50 joint venture partnership (the “Partnership”). Under the terms of the ZI Partnership Agreement, the Partnership leases certain land used in its Kansas City production facilities from Ecovyst. This lease, which has been recorded as an operating lease, provided for rental payments to the Company of $310, $305 and $295 during the years ended December 31, 2022, 2021 and 2020, respectively. The terms of this lease are evergreen as long as the ZI Partnership Agreement is in place. The Partnership had no sales to the Company during the years ended December 31, 2022, 2021 and 2020, respectively.
The Partnership purchases certain of its raw materials from the Company and is charged for various manufacturing costs incurred at the Company’s Kansas City production facility. The amount of these costs charged to the Partnership were $23,699, $19,976 and $16,869 for the years ended December 31, 2022, 2021 and 2020, respectively. Certain administrative, marketing, engineering, management-related, and research and development services are provided to the Partnership by the Company. During the years ended December 31, 2022, 2021 and 2020, the Partnership was charged $13,908, $12,871 and $12,727, respectively, for these services. In addition, the Partnership was charged certain product demonstration costs of $1,621, $2,204 and $1,768 during the years ended December 31, 2022, 2021 and 2020, respectively. These charges to the Partnership are recorded as reductions in either cost of goods sold or selling, general and administrative expenses in the consolidated statements of income, depending on the nature of the expenditures.
As of December 31, 2022 and 2021, the Company had an accounts receivable from the Partnership of $2,636 and $2,943. As of December 31, 2022 and 2021, there were no accounts payable with the Partnership.
Other
From time to time, the Company makes sales to and purchases raw materials from portfolio companies of funds that are affiliated with INEOS Capital Partners. The Company had sales of $10,880, $3,923 and $11,212 to companies affiliated with INEOS Capital Partners during the years ended December 31, 2022, 2021, and December 31, 2020, respectively.
Purchases of raw materials from companies affiliated with INEOS Capital Partners were immaterial for the years ended December 31, 2022, 2021 and 2020.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

27. Quarterly Financial Summary (Unaudited):
The quarterly financial data is presented for each quarter of the two most recent fiscal years to reflect the material retrospective change in 2021, which was previously disclosed in 2021, to reflect the sale of the Performance Chemicals business as discontinued operations. See Note 5 of these consolidated financial statements for further discussion on the transaction.
The following tables summarize the Company’s quarterly financial results during the years ended December 31, 2022 and 2021:

	2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$179,714	$225,172	$232,533	$182,740
Gross profit	47,735	59,859	67,669	49,367
Operating income	16,436	27,411	38,536	22,002
Net income from continuing operations	7,875	19,245	21,325	21,350
Net income from discontinued operations, net of tax	—	—	—	3,902
Net income	7,875	19,245	21,325	25,252
Net income attributable to Ecovyst Inc.	7,875	19,245	21,325	25,252

Earnings per common share - basic:
Continued operations	$0.06	$0.14	$0.16	$0.17
Discontinued operations	$—	$—	$—	$0.03
Net earnings per share - basic	$0.06	$0.14	$0.16	$0.20

Earnings per common share - diluted:
Continued operations	$0.06	$0.14	$0.16	$0.17
Discontinued operations	$—	$—	$—	$0.03
Net earnings per share - diluted	$0.06	$0.14	$0.16	$0.20

Weighted average shares outstanding:
Basic	137,684,773	138,035,764	132,622,105	125,962,111
Diluted	138,749,065	139,149,560	134,096,839	127,538,343

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$126,624	$146,952	$167,428	$170,197
Gross profit	30,119	38,473	53,644	54,425
Operating income	2,482	11,652	22,494	17,979
Net (loss) income from continuing operations	(2,748)	(7,870)	4,689	7,723
Net (loss) income from discontinued operations, net of tax	(89,770)	6,520	(75,872)	17,712
Net (loss) income	(92,518)	(1,350)	(71,183)	25,435
Less: Net income attributable to the noncontrolling interest - discontinued operations	117	140	76	—
Net (loss) income attributable to Ecoyvst Inc.	(92,635)	(1,490)	(71,259)	25,435

(Loss) Earnings per common share - basic:
Continuing operations	$(0.02)	$(0.06)	$0.03	$0.06
Discontinued operations	$(0.66)	$0.05	$(0.56)	$0.13
Net (loss) earnings per share - basic	$(0.68)	$(0.01)	$(0.52)	$0.19

(Loss) Earnings per common share - diluted:
Continuing operations	$(0.02)	$(0.06)	$0.03	$0.06
Discontinued operations	$(0.66)	$0.05	$(0.55)	$0.13
Net (loss) earnings per share - diluted	$(0.68)	$(0.01)	$(0.52)	$0.18

Weighted average shares outstanding:
Basic	136,006,082	136,095,060	136,129,591	136,256,601
Diluted	136,006,082	136,095,060	137,354,427	137,528,028

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

28. Supplemental Cash Flow Information:
The following table presents supplemental cash flow information for the Company, which includes activity from both continuing and discontinued operations:

	Years ended December 31,
	2022	2021	2020
Cash paid during the year for:
Income taxes, net of refunds	$25,556	$11,843	$35,013
Interest(1)	35,370	59,040	90,291
Non-cash investing activity(2):
Capital expenditures acquired on account but unpaid as of the year end	4,653	6,116	16,245

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets as of December 31, 2022, 2021 and 2020 to the total of the same amounts shown in the consolidated statements of cash flows for the years then ended:

	December 31,
	2022	2021	2020
Cash and cash equivalents	$110,920	$140,889	$113,377
Restricted cash included in prepaid and other current assets	—	—	1,640
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$110,920	$140,889	$115,017

29. Subsequent Events:
On February 9, 2023, we amended the 2021 Term Loan Facility to replace LIBOR with secured overnight financing rate (“SOFR”) as the benchmark interest rate, and on February 17, 2023, we amended the ABL Facility to replace LIBOR with SOFR as the benchmark interest rate with respect to U.S. dollar-denominated borrowings. See Note 18 of these consolidated financial statements for further discussion.
On February 21, 2023, we also amended all existing interest rate caps to replace the LIBOR with SOFR as the benchmark interest rate. See Note 20 of these consolidated financial statements for further discussion.
Other than this item, the Company has evaluated subsequent events since the balance sheet date and determined that there are no additional matters to disclose.

SCHEDULE I
ECOVYST INC. AND SUBSIDIARIES (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME
(in thousands)

	Years ended December 31,
	2022	2021	2020
Stock compensation expense	$20,632	$39,523	$25,200
Equity in net (income) loss from subsidiaries	(94,329)	100,426	253,571
Net income (loss)	73,697	(139,949)	(278,771)
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits	(2,676)	9,530	1,710
Net gain from hedging activities	24,382	2,914	1,177
Foreign currency translation	(9,922)	(2,248)	(2,804)
Total other comprehensive income	11,784	10,196	83
Comprehensive income (loss)	$85,481	$(129,753)	$(278,688)

See accompanying notes to condensed financial statements.

SCHEDULE I
ECOVYST INC. AND SUBSIDIARIES (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Investment in subsidiaries	$707,229	$740,737
Total assets	$707,229	$740,737
LIABILITIES
Total liabilities	$—	$—
STOCKHOLDERS' EQUITY
Common stock (0.01 par); authorized shares 450,000,000; issued shares 139,571,272 and 137,820,971 on December 31, 2022 and 2021, respectively; outstanding shares 122,186,238 and 136,938,758 on December 31, 2022 and 2021, respectively	1,396	1,378
Preferred stock (0.01 par); authorized shares 50,000,000; no shares issued or outstanding on December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	1,091,475	1,073,409
Accumulated deficit	(242,010)	(315,707)
Treasury stock, at cost; shares 17,385,034 and 882,213 on December 31, 2022 and 2021, respectively	(149,624)	(12,551)
Accumulated other comprehensive (loss) income	5,992	(5,792)
Total equity	707,229	740,737
Total liabilities and equity	$707,229	$740,737

See accompanying notes to condensed financial statements.

SCHEDULE I
ECOVYST INC. AND SUBSIDIARIES (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$73,697	$(139,949)	$(278,771)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income from subsidiaries	(94,329)	100,426	253,571
Stock compensation expense	20,632	39,523	25,200
Net cash provided by operating activities	—	—	—
Cash flows from investing activities:
Distribution from subsidiaries	—	435,593	243,749
Net cash provided by investing activities	—	435,593	243,749
Cash flows from financing activities:
Dividends paid to stockholders	—	(435,593)	(243,749)
Net cash used in financing activities	—	(435,593)	(243,749)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—
Net change in cash, cash equivalents and restricted cash	—	—	—
Cash, cash equivalents and restricted cash at beginning of period	—	—	—
Cash, cash equivalents and restricted cash at end of period of continuing operations	$—	$—	$—

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
On August 4, 2021, Ecovyst’s Board of Directors declared a special cash dividend of $3.20 per share, using the proceeds from the sale of the Performance Chemicals business. The dividend was paid on August 23, 2021 to the Company’s stockholders of record at the close of business on August 12, 2021.

Report of Independent Auditors

To the Management Committee of Zeolyst International:

Opinion
We have audited the accompanying financial statements of Zeolyst International (the “Partnership”), which comprise the balance sheets as of December 31, 2022 and 2021, and the related statements of operations and accumulated earnings, of changes in partners’ capital and of cash flows for the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “financial statements”).
In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the three years then ended in accordance with accounting principles generally accepted in the United States of America.
Basis for Opinion
We conducted our audit in accordance with auditing standards generally accepted in the United States of America (US GAAS). Our responsibilities under those standards are further described in the Auditors' Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of the Company and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audit. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
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
In preparing the financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are available to be issued.
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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 28, 2023

ZEOLYST INTERNATIONAL
BALANCE SHEETS
(in thousands)

	December 31, 2022	December 31, 2021
ASSETS
Cash	$5,408	$29,651
Trade receivables, net:
Receivables from third parties	43,363	28,208
Receivables from affiliates	42,622	42,138
Inventories	138,135	116,480
Other current assets	4,733	1,210
Total current assets	234,261	217,687
Property, plant and equipment, net	115,782	130,885
Intangible assets	4,950	6,000
Right-of-use lease asset	5,831	5,950
Other long-term assets	3,504	270
Total assets	$364,328	$360,792
LIABILITIES
Trade accounts payable	16,399	13,429
Accounts payable to affiliates	14,206	17,431
Operating lease liability—current	109	109
Accrued liabilities	4,277	6,848
Total current liabilities	34,991	37,817
Operating lease liability—noncurrent	5,721	5,841
Revolver	10,000	—
Total liabilities	50,712	43,658
Commitments and contingencies (Note 14)
PARTNERS’ CAPITAL
Contributed capital	54,930	54,930
Accumulated earnings	258,686	262,204
Net partners’ capital	313,616	317,134
Total liabilities and partners' capital	$364,328	$360,792

See accompanying notes to financial statements.

ZEOLYST INTERNATIONAL
STATEMENTS OF OPERATIONS AND ACCUMULATED EARNINGS
(in thousands)

	Years ended December 31,
	2022	2021	2020
Sales	$155,744	$183,772	$129,708
Related party sales	109,316	78,892	127,538
Total sales	265,060	262,664	257,246
Cost of goods sold	87,116	101,967	85,744
Related party cost of goods sold	72,251	59,626	83,018
Total cost of goods sold	159,367	161,593	168,762
Gross profit	105,693	101,071	88,484
Selling, general and administrative expenses (SG&A)	4,999	5,632	3,133
Related party SG&A	33,463	28,333	32,204
Other operating (income) expense, net	(31)	20	(323)
Operating income	67,262	67,086	53,470
Interest expense, net	270	144	224
Other expense (income), net	510	988	(194)
Net income	66,482	65,954	53,440
Accumulated earnings at beginning of year	262,204	246,250	272,810
Dividends paid	(70,000)	(50,000)	(80,000)
Accumulated earnings at end of year	$258,686	$262,204	$246,250

See accompanying notes to financial statements.

ZEOLYST INTERNATIONAL
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in thousands)

	Contributed capital	Accumulated earnings	Net partners' capital
Ecovyst, Inc.:
Balance, January 1, 2020	$27,465	$136,405	$163,870
Dividends paid		(40,000)	(40,000)
Net income		26,720	26,720
Balance, December 31, 2020	$27,465	$123,125	$150,590
Dividends paid		(25,000)	(25,000)
Net income		32,977	32,977
Balance, December 31, 2021	$27,465	$131,102	$158,567
Dividends paid		(35,000)	(35,000)
Net income		33,241	33,241
Balance, December 31, 2022	$27,465	$129,343	$156,808

CRI Zeolites Inc.:
Balance, January 1, 2020	$27,465	$136,405	$163,870
Dividends paid		(40,000)	(40,000)
Net income		26,720	26,720
Balance, December 31, 2020	$27,465	$123,125	$150,590
Dividends paid		(25,000)	(25,000)
Net income		32,977	32,977
Balance, December 31, 2021	$27,465	$131,102	$158,567
Dividends paid		(35,000)	(35,000)
Net income		33,241	33,241
Balance, December 31, 2022	$27,465	$129,343	$156,808
Total partners' capital at December 31, 2020	$54,930	$246,250	$301,180
Total partners' capital at December 31, 2021	$54,930	$262,204	$317,134
Total partners' capital at December 31, 2022	$54,930	$258,686	$313,616

See accompanying notes to financial statements.

ZEOLYST INTERNATIONAL
STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$66,482	$65,954	$53,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,393	18,460	17,397
Loss (Gain) on sale or disposal of capital assets	37	(5)	25
Amortization of deferred financing fees	51	45	30
Gain on sale of investment	—	—	(372)
Net change in returns allowance	37	340	(713)
Net change in inventory reserve	300	(96)	—
Other	(3,326)	—	—
Working capital changes that provided (used) cash:
Receivables, including affiliates	(15,675)	(37,238)	47,163
Inventories	(24,782)	(18,143)	29,623
Other current assets	(747)	(532)	58
Accounts payable, including affiliates	(1,320)	4,350	5,298
Other current liabilities	(2,571)	3,883	(811)
Net cash provided by operating activities	38,879	37,018	151,138
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,122)	(5,054)	(19,105)
Proceeds from sale of investment	—	—	372
Net cash used in investing activities	(3,122)	(5,054)	(18,733)
Cash flows from financing activities:
Draw down of revolver	46,000	—	—
Payments on revolver	(36,000)	—	(15,000)
Revolver re-financing payments	—	(150)	(90)
Payments of cash dividends	(70,000)	(50,000)	(80,000)
Net cash used in financing activities	(60,000)	(50,150)	(95,090)
Net change in cash	(24,243)	(18,186)	37,315
Cash at beginning of period	29,651	47,837	10,522
Cash at end of period	$5,408	$29,651	$47,837
Non-cash investing activity:
Capital expenditures acquired on account but unpaid	$1,066	$1,969	$1,816

See accompanying notes to financial statements.

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

1. Organization:
Zeolyst International is a Kansas general partnership (“Partnership”) by and between Ecovyst Catalyst Technologies LLC (“Ecovyst”) and CRI Zeolites Inc. (“CRI”), a Royal Dutch Shell affiliate (collectively, the “Partners”) formed pursuant to a Partnership Agreement dated February 1, 1988, as amended (“the Agreement”). Pursuant to a Contribution, Assignment, and Assumption Agreement dated July 29, 2021 (the “Contribution Agreement”) by and between Ecovyst and PQ Corporation (“PQ”), PQ transferred and Ecovyst assumed PQ’s interest in the Partnership and the Agreement. The percentage interests as of December 31, 2022 and 2021 are as follows:

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
The Partnership has significant transactions with its partners and related affiliates. See Note 15 for further information on related party transactions.
2. Partnership Business:
The Partnership manufactures zeolites and zeolytic catalysts that are used by refiners to capture impurities in the processing of petroleum based feed streams while increasing value. The selectivity and activity of zeolites used for this purpose can improve yields and have a general life cyle of 3-4 years. As a result, a significant portion of the Partnership’s customer base tends to change on an annual basis. A significant percentage of the base materials purchased for the Partnership’s manufacturing process are acquired from related parties. In addition, a significant portion of the Partnership’s sales are transacted through Criterion Catalyst Company (“Criterion”) which is a subsidiary of CRI. The Partnership compensates Criterion with a 2% sales commission or royalty fee on specific sales transactions.
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
Leases. The Partnership has an evergreen land lease agreement with a remaining lease term of 29 years as of December 31, 2022. Accounting Standards Codification Topic 842, Leases (“ASC 842”), does not provide definitive guidance as to determining the length of evergreen leasing arrangements. As such, the Partnership estimated the term of the lease agreement to be commensurate with the estimated useful life of the buildings located on the land that is being leased. Upon adoption of ASC 842 on January 1, 2019, the Partnership assigned a 33 year life to the land lease agreement.
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
Intangibles and Other Long-term Assets: Other long-term assets primarily include intangible assets, at cost and spare parts. In May 2017, the Partnership made a $6,500 strategic investment for license of materials-based solutions for catalytic and separations processes. In April 2018, the Partnership made a $4,000 strategic investment to buy down royalty obligations related to certain license agreements. The Partnership amortizes these intangible assets over a ten-year period and includes the expense in selling, general and administrative expenses on its statements of operations. These investments are accounted for under the cost method of accounting. The Partnership incurred intangible asset related amortization expense of $1,050 for each of the years ended December 31, 2022, 2021 and 2020, respectively, related to these investments.
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
The Partnership may recognize revenue from bill-and-hold arrangements initiated by a customer. Under these bill-and-hold arrangements, a customer pays for the goods, but does not take physical possession immediately. The Partnership considers satisfaction of performance obligations when they have finished manufacturing the products based

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

on the agreed upon specifications in accordance with the order. These products are custom made to each customer’s specifications and cannot be made available for use with another customer’s order. Once the goods have been segregated in a designated space in the warehouse and the customer has been invoiced, title to the goods and risk of loss has transferred to the customer. The customers have access to their products to inspect and can take possession of even prior to the scheduled delivery dates.
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
The Partnership reserves 3% of the Hydrocracking Catalyst sales due to a clause in the contract that allows customers to return up to 5% of the unused products they purchase within 90 days, and based on historical experience. The total sales returns reserve was $1,052 and $1,015 as of December 31, 2022 and 2021, respectively.
Shipping and Handling Costs: The Partnership classifies costs related to shipping and handling of products shipped to customers as cost of goods sold.
Research and Development: Research and development costs of $15,102, $13,068 and $13,554 for the years ended December 31, 2022, 2021 and 2020, respectively, were expensed as incurred and reported in selling, general and administrative expenses in the accompanying statements of operations. Costs include salaries, contractor fees, building costs, utilities, and administrative expenses.
Foreign Exchange Transactions: The functional currency of the Partnership is the U.S. Dollar. The Partnership enters into transactions that are denominated in other currencies. Gains and losses on foreign currency transactions are included in other (income) / expense, net on the statements of operations. Foreign exchange loss of $1,824 and $1,551 and gain of $41 were recognized for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Reclassification and Correction of an Error. Certain reclassifications have been made to the historical presentation of the consolidated financial statements and the notes accompanying the consolidated financial statements.

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

4. Recently Issued Accounting Standards:
In March 2020 and January 2021, the Financial Accounting Standards Board issued guidance to address certain accounting consequences from the anticipated transition from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The new guidance contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and may be elected over time as reference rate reform activities occur. The time period through which the practical expedients provided in the guidance is available was set to expire on December 31, 2022, but was extended through December 31, 2024 by the FASB in December 2022. During the year ended December 31, 2020, the Partnership elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based on matches the index of the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Partnership continues to evaluate the impact of the guidance and may apply elections as applicable as additional changes in the market occur.

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
Contract Assets and Liabilities
A contract asset is a right to consideration in exchange for goods that the Partnership has transferred to a customer when that right is conditional on something other than the passage of time. A contract liability exists when the

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

Partnership receives consideration in advance of performance obligations. The Partnership has not recorded any contract assets or contract liabilities on its balance sheet as of December 31, 2022 and 2021.
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
Disaggregated Revenue
The following table disaggregates the Partnership’s sales by end use for the years ended December 31, 2022, 2021, and 2020:

	Years ended December 31,
	2022	2021	2020
Clean Fuels, Emission Control & Other	$206,907	$227,586	$202,885
Polymers & Engineered Plastics	58,153	35,078	54,361
Total	$265,060	$262,664	$257,246

6. Accounts Receivable and Allowance for Doubtful Accounts:
The components of accounts receivable are as follows:

	December 31,
	2022	2021
Trade accounts receivable	$87,037	$71,362
Allowance	(1,052)	(1,016)
	$85,985	$70,346

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

7. Inventories:
Inventories were classified is as follows:

	December 31,
	2022	2021
Finished products and work in process	$127,975	$110,926
Raw materials and containers	10,160	5,554
	$138,135	$116,480

8. Property, Plant and Equipment:
A summary of property, plant and equipment, at cost, and related accumulated depreciation is as follows:

	December 31,
	2022	2021
Land and buildings	$68,580	$68,329
Machinery and equipment	213,612	213,684
Construction in progress	3,834	891
	286,026	282,904
Less: accumulated depreciation	(170,244)	(152,019)
	$115,782	$130,885

Depreciation expense was $19,254, $17,197 and $16,134 for the years ended December 31, 2022, 2021, and 2020, respectively. Disposal of assets reduced PP&E and accumulated depreciation by $1,014, $192, and $4,268, respectively with a $37 reduction, a $5 increase, and a $25 reduction to earnings for the years ended December 31, 2022, 2021, and 2020, respectively.
9. Leases:
Operating lease costs of $310 are included in cost of goods sold on the consolidated statements of income for the years ended December 31, 2022, 2021 and 2020, respectively. Cash payments on operating leases included in operating cash flows was $310 for the years ended December 31, 2022, 2021, and 2020, respectively. The weighted average lease term is 29 years with a weighted average discount rate of 3.25%. The current portion of the lease liability is included on the Partnership’s balance sheet in other current liabilities. There was no finance lease costs for the year ended December 31, 2022.

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

Maturities of lease liabilities as of December 31, 2022 are as follows:

Operating Lease
2023	$310
2024	310
2025	310
2026	310
2027	310
Thereafter	7,440
Total lease payments	8,990
Less: Interest	(3,159)
Total lease liabilities	$5,831

10. Accrued Liabilities:
A summary of accrued liabilities is as follows:

	December 31,
	2022	2021
Accrued commissions	$3,041	$2,425
Accrued rebates	823	3,470
Accrued other	413	953
	$4,277	$6,848

11. Revolver:
On March 2, 2016, the Partnership entered into a five-year revolving line of credit facility of $60,000, which carries an initial interest rate of LIBOR or the base rate plus an interest margin of 0.75% per annum.
 On May 26, 2020 this agreement was initially amended and extended to May 25, 2022. On November 30, 2021, this agreement was amended and extended to November 29, 2026. The interest rate on the facility is LIBOR or the base rate plus an interest margin of 1.00% per annum. A commitment fee is paid to the bank for this agreement. As of December 31, 2022, availability under this agreement was $50,000.
The revolving credit agreement contains certain restrictions and covenants that require the Partnership to maintain a minimum partners’ equity, as defined, of $200,000 plus 10% of net income, and a minimum EBITDA of $40,000 on a last twelve month basis measured quarterly. The Partnership was in compliance with all covenants during 2022.
Cash payments for interest were approximately $306, $150 and $225 for the years ended December 31, 2022, 2021 and 2020, respectively.
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction. The carrying amount of the revolving line of credit approximates fair value because it is a short- term liquidity tool to fund operations, which is drawn down and paid back with cash generated from operations.

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

12. Partners’ Contributions:
In accordance with the Agreement, in the event that cash flow from operations is insufficient to meet the Partnership’s requirements, following a majority vote by the Management Committee of the Partnership to request capital from the partners, the partners will provide additional capital to enable the Partnership to meet its obligations. No such contributions were made during the years ended December 31, 2022, 2021, or 2020 as the Partnership had the ability to finance operations through cash flow from operations and borrowings under the Partnership’s revolving line of credit facility.
13. Income Taxes:
As a partnership, Zeolyst International is not liable for the payment of taxes on income in the U.S. Net income and losses are allocated to the respective partners on an annual basis, and it is the partners’ responsibility to pay income taxes, if any, thereon according to their respective tax positions.
14. Commitments and Contingent Liabilities:
In 1998, the Partnership entered into a ten year tolling agreement (“the Tolling Agreement”) with CRI Belgium, a related party, for the manufacture of specialty extruded products. Effective January 2004, the 1998 Tolling Agreement was replaced by a new evergreen ten-year tolling agreement with CRI Belgium. Both parties can terminate this agreement without cause with twenty-four months’ notice. The Partnership pays CRI Belgium a daily charge rate based on the actual days of production. This charge is included in related party cost of goods sold and totaled $20,134, $19,617 and $15,700 for the years ended December 31, 2022, 2021 and 2020, respectively. In addition, for certain capital expenditures, that are beneficial to the Partnership, the parties will mutually agree on future adjustments to the daily charge rates or propose an alternative method of the Partnership’s contribution to those costs.
During 2007, the Partnership entered into a License Agreement with a third party to obtain exclusive licensing rights to use the technology in the manufacturing, using and selling of Powder catalyst and Shaped catalyst. The consideration for the licensing rights includes (1) a down payment of $3,200 payable in six annual installments to acquire the product license, and (2) royalty payments at a rate of 10% of the Powder and Shaped Net Sale price during the royalty period. As of December 31, 2021, the partnership has paid in full the $3,200 down payment. The product license intangible is being amortized over the life of the agreement on a straight-line basis, which is estimated to be 15 years. Amortization expense of $89 was recognized for the year ended December 31, 2022 and $213 was recognized for the year ended December 31, 2021 and 2020, respectively. The royalty period of 10 years began in 2013, immediately after the date on which the Partnership had cumulatively produced the first 250 metric tons of Powder and Shaped catalyst. If at the end of the Royalty Period, the cumulative of running royalties actually paid by the Partnership is less than $3,000, the Partnership will be obligated to pay the difference between the $3,000 and the actual cumulative running royalty amount. The agreement ended in 2022 and the Partnership paid $216 in March 2022. As of December 31, 2022 there were no liabilities recorded related this agreement and in December 31, 2021, there was $200 of liabilities recorded.
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

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

Ecovyst
Pursuant to the Contribution Agreement, PQ transferred and Ecovyst assumed PQ’s interest in a Lease Agreement by and between PQ and the Partnership dated February 1, 1988 (the “Lease”) pursuant to which the Partnership leases certain land used in its Kansas City production facilities, and PQ transferred to Ecovyst the land underlying the Partnership’s Kansas City production facility. The Lease, which has been recorded as an operating lease, provided for rental payments of $310, $310, and $310 for the years ended December 31, 2022, 2021 and 2020, respectively. The rent expense is included in the related party cost of goods sold line item in the accompanying statements of operations. The term of the Lease continues as long as the Agreement is in effect. The Partnership purchases certain of its raw materials from Ecovyst and is charged for various manufacturing costs incurred at the Ecovyst Kansas City production facility. The amount of these costs charged to the Partnership by PQ and Ecovyst during the years ended December 31, 2022, 2021 and 2020 were $23,699, $21,778 and $16,065, respectively. These costs are a component of production costs and are included in the related party cost of goods sold line item in the accompanying statements of operations when the inventory is sold. Certain administrative, marketing, engineering, management-related, and research and development services are provided to the Partnership by Ecovyst. During the years ended December 31, 2022, 2021 and 2020, the Partnership was charged by PQ and Ecovyst $13,908, $11,406 and $12,229, respectively, for these services. These amounts are included in the related party selling, general and administrative line item in the accompanying statements of operations. In addition, certain product demonstration costs of $1,621, $924 and $1,853 during the years ended December 31, 2022, 2021 and 2020, respectively, were recorded in the related party cost of goods sold line of the accompanying statements of operations.
The Partnership recognized no sales to Ecovyst for the years ended December 31, 2022 and 2021, respectively, and recognized $861 to the former wholly owned subsidiary of PQ in the year ended December 31, 2020. As of December 14, 2020, PQ divested its ownership of this subsidiary. The Partnership reported activity prior to the date of sale as related party. Subsequent to the date of sale, the Partnership includes this activity as third party.
As of December 31, 2022 and 2021, the accounts payable to affiliates consisted of $2,636 and $2,943 due to Ecovyst. As of December 31, 2022 and 2021, there were no trade receivables due from Ecovyst.
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
CRI and Royal Dutch Shell Affiliates
Royal Dutch Shell affiliates include CRI, Criterion, Shell Development Company, Shell Research and Technology Center-Amsterdam, CRI Center Marketing Asia Pacific, Shell International Oil Products, CRI Belgium and CRI Technology Services. As described in Note 2, a significant portion of the Partnership’s sales are transacted through Criterion. During the years ended December 31, 2022, 2021 and 2020 the Partnership recognized sales transacted through Criterion of $108,584, $78,892 and $126,677, respectively. The Partnership purchases certain of its raw materials and is charged for tolling, customer distribution and packaging costs incurred by Criterion. The amount of these costs charged to the Partnership during the years ended December 31, 2022, 2021 and 2020 were $22,459, $24,590 and $21,686, respectively. These costs are a component of production costs and are included in the related party cost of goods sold line item in the accompanying statements of operations when the inventory is sold. Certain engineering, management-related, broker-related, and research and development services are provided to the Partnership by CRI and Royal Dutch Shell affiliates. During the years ended December 31, 2022, 2021 and 2020, the Partnership was charged $19,554, $16,927 and $19,975, respectively, for these services. These amounts are included in the related party selling, general and administrative line item in the accompanying statements of operations.

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

As of December 31, 2022 and 2021, the accounts payable to affiliates balance consisted of $11,570 and $9,498, respectively, due to CRI and Shell affiliates. Included in trade accounts receivable as of December 31, 2022 and 2021 was $36,030 and $42,138, respectively, of receivables related to sales transacted through Criterion, as described above.
Zeolyst C.V.
Zeolyst C.V. is a limited partnership formed in 1993 pursuant to a joint venture agreement between PQ Zeolites B.V. and CRI for the purpose of the production of Zeolite powders. The Partnership entered into an agreement with Zeolyst C.V. to purchase Zeolite powders manufactured by Zeolyst C.V. Under the terms of the agreement, products manufactured by Zeolyst C.V. are supplied solely to the Partnership. The Partnership has performed a qualitative and quantitative analysis and concluded that for Zeolyst C.V. for which it holds a variable interest but will not absorb a majority of the expected losses or residual returns, the Partnership is not the primary beneficiary and therefore, this VIE was not consolidated in the Partnership’s consolidated financial statements. The Partnership has no unfunded commitments or guarantees as a result of its involvement with Zeolyst C.V. The total carrying value of assets and liabilities for Zeolyst C.V was $110,776 and $12,695 as of December 31, 2022 and was $109,050 and $7,150 as of December 31, 2021, respectively. The Partnership currently does not have any exposure to any losses by Zeolyst C.V. The Partnership has purchased $39,027, $54,366 and $43,104 through the sales agreement during the years ended December 31, 2022, 2021 and 2020, respectively. These costs are a component of production costs and are included in the related party cost of goods sold line item in the accompanying statements of operations when the inventory is sold.
As of December 31, 2022 and 2021, the accounts payable to affiliates balance consisted of $6,592 and $4,990, respectively, due to Zeolyst C.V.
16. Subsequent Events:
The Partnership has evaluated subsequent events from the balance sheet date through February 28, 2023 and determined there are no further items to disclose.