Form 10-Q
period 2023-06-30
Ecovyst Inc.
filed 2023-08-08
CIK 1708035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of August 1, 2023 was 116,643,683.

Ecovyst Inc.

INDEX—FORM 10-Q
June 30, 2023

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Sales	$184,110	$225,172	$344,984	$404,886
Cost of goods sold	123,140	165,313	247,520	297,292
Gross profit	60,970	59,859	97,464	107,594
Selling, general and administrative expenses	21,395	22,783	42,514	46,319
Other operating expense, net	6,262	9,665	12,980	17,428
Operating income	33,313	27,411	41,970	43,847
Equity in net (income) from affiliated companies	(11,374)	(8,504)	(11,597)	(14,253)
Interest expense, net	9,168	8,888	19,000	17,338
Other expense, net	610	485	182	625
Income before income taxes	34,909	26,542	34,385	40,137
Provision for income taxes	8,787	7,297	9,734	13,017
Net income	$26,122	$19,245	$24,651	$27,120

Net income per share:
Basic income per share	$0.22	$0.14	$0.20	$0.20
Diluted income per share	$0.22	$0.14	$0.20	$0.19

Weighted average shares outstanding:
Basic	118,651,402	138,035,764	120,335,414	137,876,185
Diluted	119,920,742	139,149,560	121,831,942	139,175,659
See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$26,122	$19,245	$24,651	$27,120
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits	465	(39)	441	(78)
Net gain (loss) from hedging activities	5,399	4,757	(2,521)	18,479
Foreign currency translation	828	(7,994)	3,013	(10,299)
Total other comprehensive income (loss)	6,692	(3,276)	933	8,102
Comprehensive income	$32,814	$15,969	$25,584	$35,222

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$29,232	$110,920
Accounts receivable, net	78,171	74,758
Inventories, net	47,550	44,362
Derivative assets	17,329	18,510
Prepaid and other current assets	24,930	19,154
Total current assets	197,212	267,704
Investments in affiliated companies	438,369	436,013
Property, plant and equipment, net	587,204	584,889
Goodwill	404,220	403,163
Other intangible assets, net	123,461	129,932
Right-of-use lease assets	29,649	28,265
Other long-term assets	33,923	34,587
Total assets	$1,814,038	$1,884,553
LIABILITIES
Current maturities of long-term debt	$9,000	$9,000
Accounts payable	34,615	40,019
Operating lease liabilities—current	9,098	8,155
Accrued liabilities	50,318	72,229
Total current liabilities	103,031	129,403
Long-term debt, excluding current portion	862,394	865,870
Deferred income taxes	137,066	136,184
Operating lease liabilities—noncurrent	20,493	20,021
Other long-term liabilities	23,290	25,846
Total liabilities	1,146,274	1,177,324
Commitments and contingencies (Note 15)
EQUITY
Common stock ($0.01 par); authorized shares 450,000,000; issued shares 140,744,045 and 139,571,272 on June 30, 2023 and December 31, 2022, respectively; outstanding shares 116,263,742 and 122,186,238 on June 30, 2023 and December 31, 2022, respectively	1,407	1,396
Preferred stock ($0.01 par); authorized shares 50,000,000; no shares issued or outstanding on June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,101,285	1,091,475
Accumulated deficit	(217,359)	(242,010)
Treasury stock, at cost; shares 24,480,303 and 17,385,034 on June 30, 2023 and December 31, 2022, respectively	(224,494)	(149,624)
Accumulated other comprehensive income	6,925	5,992
Total equity	667,764	707,229
Total liabilities and equity	$1,814,038	$1,884,553

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock	Additional paid-in capital	(Accumulated deficit)	Treasury stock, at cost	Accumulated other comprehensive income	Total
Balance, December 31, 2022	$1,396	$1,091,475	$(242,010)	$(149,624)	$5,992	$707,229
Net loss	—	—	(1,471)	—	—	(1,471)
Other comprehensive loss	—	—	—	—	(5,759)	(5,759)
Repurchases of common shares	—	—	—	(29,850)	—	(29,850)
Tax withholdings on equity award vesting	—	—	—	(866)	—	(866)
Stock compensation expense	—	4,756	—	—	—	4,756
Shares issued under equity incentive plan, net of forfeitures	10	102	—	—	—	112
Balance, March 31, 2023	$1,406	$1,096,333	$(243,481)	$(180,340)	$233	$674,151
Net income	—	—	26,122	—	—	26,122
Other comprehensive income	—	—	—	—	6,692	6,692
Repurchases of common shares	—	—	—	(43,524)	—	(43,524)
Excise tax on repurchases of common shares	—	—	—	(630)	—	(630)
Stock compensation expense	—	4,739	—	—	—	4,739
Shares issued under equity incentive plan, net of forfeitures	1	213	—	—	—	214
Balance, June 30, 2023	$1,407	$1,101,285	$(217,359)	$(224,494)	$6,925	$667,764

	Common stock	Additional paid-in capital	(Accumulated deficit)	Treasury stock, at cost	Accumulated other comprehensive income (loss)	Total
Balance, December 31, 2021	$1,378	$1,073,409	$(315,707)	$(12,551)	$(5,792)	$740,737
Net income	—	—	7,875	—	—	7,875
Other comprehensive income	—	—	—	—	11,378	11,378
Tax withholdings on equity award vesting	—	—	—	(332)	—	(332)
Stock compensation expense	—	5,946	—	—	—	5,946
Shares issued under equity incentive plan, net of forfeitures	18	9	—	—	—	27
Balance, March 31, 2022	$1,396	$1,079,364	$(307,832)	$(12,883)	$5,586	$765,631
Net income	—	—	19,245	—	—	19,245
Other comprehensive loss	—	—	—	—	(3,276)	(3,276)
Repurchases of common shares	—	—	—	(8,842)	—	(8,842)
Stock compensation expense	—	5,409	—	—	—	5,409
Shares issued under equity incentive plan, net of forfeitures	—	17	—	—	—	17
Balance, June 30, 2022	$1,396	$1,084,790	$(288,587)	$(21,725)	$2,310	$778,184

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$24,651	$27,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,147	32,153
Amortization	7,019	7,051
Amortization of deferred financing costs and original issue discount	1,024	1,002
Foreign currency exchange (gain) loss	(632)	1,148
Deferred income tax provision	1,283	11,285
Net loss on asset disposals	2,306	706
Stock compensation	9,070	12,679
Equity in net income from affiliated companies	(11,597)	(14,253)
Dividends received from affiliated companies	10,000	30,000
Other, net	6,255	(4,364)
Working capital changes that provided (used) cash:
Receivables	(3,019)	(33,152)
Inventories	(2,987)	(3,091)
Prepaids and other current assets	(5,724)	(47)
Accounts payable	(1,468)	9,671
Accrued liabilities	(29,188)	(25,053)
Net cash provided by operating activities	41,140	52,855

Cash flows from investing activities:
Purchases of property, plant and equipment	(39,227)	(25,835)
Payments for business divestiture, net of cash	—	(3,744)
Other, net	—	81
Net cash used in investing activities	(39,227)	(29,498)

Cash flows from financing activities:
Draw down of revolving credit facilities	14,500	—
Repayments of revolving credit facilities	(14,500)	—
Repayments of long-term debt	(4,500)	(4,500)
Repurchases of common shares	(73,373)	(7,127)
Tax withholdings on equity award vesting	(866)	(332)
Repayment of financing obligation	(1,433)	—
Other, net	294	45
Net cash used in financing activities	(79,878)	(11,914)

Effect of exchange rate changes on cash and cash equivalents	(3,723)	(1,104)
Net change in cash and cash equivalents	(81,688)	10,339
Cash and cash equivalents at beginning of period	110,920	140,889
Cash and cash equivalents at end of period	$29,232	$151,228
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
Correction of an Error
During the preparation of the condensed consolidated financial statements for the period ended June 30, 2023, the Company identified a presentation error in the components of accumulated other comprehensive income (loss) that originated in the year ended December 31, 2021 and remained uncorrected through the quarter ended March 31, 2023. As a result, the presentation of accumulated other comprehensive income (loss) in Note 5 was corrected by revising the opening balances as follows:

	Defined benefit and other postretirement plans	Net gain (loss) from hedging activities	Foreign currency translation

As reported, December 31, 2021	$14,808	$2,254	$(22,854)
Correction to opening balances	(12,640)	(1,964)	14,604
Revised, December 31, 2021	$2,168	$290	$(8,250)

As reported, December 31, 2022	$12,132	$26,636	$(32,776)
Correction to opening balances	(12,640)	(1,964)	14,604
Revised, December 31, 2022	$(508)	$24,672	$(18,172)

This classification error within accumulated other comprehensive income (loss) did not impact total accumulated other comprehensive income (loss) for the periods included in these condensed consolidated financial statements. Additionally, there was no impact on the condensed consolidated statements of income and other comprehensive income (loss), condensed consolidated balance sheets and condensed consolidated statements of cash flows for the periods included in these condensed consolidated financial statements. The Company assessed the materiality of this presentation error and concluded it was not material to the Company’s previously issued financial statements.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Net income for the six months ended June 30, 2023 increased by $1,390 from adjustments for the Company’s interest rate cap agreements related to prior year interest expense amortization. The impact of this adjustment was not material to the consolidated financial statements for any prior quarterly or annual periods, and is not expected to be material to the current annual period.
2. New Accounting Standards:
Recently Adopted Accounting Standards
In March 2020 and January 2021, the Financial Accounting Standards Board (“FASB”) issued guidance to address certain accounting consequences from the anticipated transition from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The new guidance contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and may be elected over time as reference rate reform activities occur. The time period through which the practical expedients provided in the guidance is available was set to expire on December 31, 2022, but was extended through December 31, 2024 by the FASB in December 2022. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index of the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. In February 2023, the Company amended the 2021 Term Loan Facility (as defined below), the ABL Facility (as defined below) and all existing interest rate caps agreements to replace LIBOR with a secured overnight financing rate (“SOFR”) as the benchmark interest rate. See Note 11 and Note 12 to these condensed consolidated financial statements for additional information. The Company utilized the practical expedients under the guidance with respect to the transition of its debt facilities and interest rate hedging arrangements to SOFR, with no impact to its condensed consolidated financial statements.
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
• Sulfuric derivatives for nylon production

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following tables disaggregate the Company’s sales, by segment and end uses, for the three and six months ended June 30, 2023 and 2022, respectively:

	Three months ended June 30, 2023
	Ecoservices	Catalyst Technologies(2)	Total
Clean fuels, emission control & other	$8,426	$—	$8,426
Polymers & engineered plastics	—	26,045	26,045
Regeneration and treatment services(1)	98,494	—	98,494
Industrial, mining & automotive	51,145	—	51,145
Total segment sales	$158,065	$26,045	$184,110

	Three months ended June 30, 2022
	Ecoservices	Catalyst Technologies(2)	Total
Clean fuels, emission control & other	$7,386	$—	$7,386
Polymers & engineered plastics	—	32,204	32,204
Regeneration and treatment services(1)	87,143	—	87,143
Industrial, mining & automotive	98,439	—	98,439
Total segment sales	$192,968	$32,204	$225,172

	Six months ended June 30, 2023
	Ecoservices	Catalyst Technologies(2)	Total
Clean fuels, emission control & other	$13,166	$—	$13,166
Polymers & engineered plastics	—	49,179	49,179
Regeneration and treatment services(1)	186,838	—	186,838
Industrial, mining & automotive	95,801	—	95,801
Total segment sales	$295,805	$49,179	$344,984

	Six months ended June 30, 2022
	Ecoservices	Catalyst Technologies(2)	Total
Clean fuels, emission control & other	$14,482	$—	$14,482
Polymers & engineered plastics	—	57,858	57,858
Regeneration and treatment services(1)	161,116	—	161,116
Industrial, mining & automotive	171,430	—	171,430
Total segment sales	$347,028	$57,858	$404,886

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
The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 12)	$32,419	$—	$32,419	$—

Derivative liabilities:
Interest rate caps (Note 12)	$1,197	$—	$1,197	$—

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 12)	$34,374	$—	$34,374	$—

Derivative liabilities:
Interest rate caps (Note 12)	$2,071	$—	$2,071	$—

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
As of June 30, 2023, the Company had interest rate caps that were fair valued using Level 2 inputs. In addition, the Company applies a credit valuation adjustment to reflect credit risk which is calculated based on credit default swaps. To the extent that the Company’s net exposure under a specific master agreement is an asset, the Company utilizes the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company utilizes a default swap rate comparable to Ecovyst. The credit valuation adjustment is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the Company’s liabilities or that a market participant would be willing to pay for the Company’s assets.
5. Stockholders' Equity:
Accumulated Other Comprehensive Income (Loss)
The following table presents the tax effects of each component of other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022, respectively:

	Three months ended June 30,
	2023			2022
	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount
Defined benefit and other postretirement plans:
Net prior service credit (cost)	$(31)	$7	$(24)	$(52)	$13	$(39)
Net gain (loss)	651	(162)	489	—	—	—
Benefit plans, net	620	(155)	465	(52)	13	(39)
Net gain (loss) from hedging activities	7,059	(1,660)	5,399	6,343	(1,586)	4,757
Foreign currency translation	828	—	828	(7,994)	—	(7,994)
Other comprehensive income (loss)	$8,507	$(1,815)	$6,692	$(1,703)	$(1,573)	$(3,276)

	Six months ended June 30,
	2023			2022
	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount
Defined benefit and other postretirement plans:
Net prior service credit (cost)	$(62)	$15	$(47)	$(105)	$26	$(79)
Net gain (loss)	650	(162)	488	1	—	1
Benefit plans, net	588	(147)	441	(104)	26	(78)
Net gain (loss) from hedging activities	(3,244)	723	(2,521)	24,639	(6,160)	18,479
Foreign currency translation	3,013	—	3,013	(10,299)	—	(10,299)
Other comprehensive income (loss)	$357	$576	$933	$14,236	$(6,134)	$8,102

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following table presents the changes in accumulated other comprehensive income, net of tax, by component for the six months ended June 30, 2023 and 2022, respectively:

	Defined benefit and other postretirement plans	Net gain (loss) from hedging activities	Foreign currency translation	Total
December 31, 2022	$(508)	$24,672	$(18,172)	$5,992
Other comprehensive income (loss) before reclassifications	412	6,392	3,013	9,817
Amounts reclassified from accumulated other comprehensive income(1)	29	(8,913)	—	(8,884)
Net current period other comprehensive income (loss)	441	(2,521)	3,013	933
June 30, 2023	$(67)	$22,151	$(15,159)	$6,925

December 31, 2021	$2,168	$290	$(8,250)	$(5,792)
Other comprehensive income (loss) before reclassifications	(155)	18,029	(10,299)	7,575
Amounts reclassified from accumulated other comprehensive income(1)	77	450	—	527
Net current period other comprehensive income (loss)	(78)	18,479	(10,299)	8,102
June 30, 2022	$2,090	$18,769	$(18,549)	$2,310

(1)See the following table for details about these reclassifications. Amounts in parentheses indicate debits.
The following table presents the reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2023 and 2022, respectively:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income(1)				Affected Line Item where Income is Presented
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Amortization of defined benefit and other postretirement items:
Net prior service (credit) cost	$(31)	$(53)	$(62)	$(105)	Other expense(2)
Net (gain) loss	29	1	28	2	Other (expense) income(2)
	(2)	(52)	(34)	(103)	Total before tax
	—	13	5	26	Tax benefit
	$(2)	$(39)	$(29)	$(77)	Net of tax

Gains and losses on cash flow hedges:
Interest rate caps	$11,187	$(359)	$11,885	$(598)	Interest expense
	(2,800)	88	(2,972)	148	Tax (expense) benefit
	$8,387	$(271)	$8,913	$(450)	Net of tax

Total reclassifications for the period	$8,385	$(310)	$8,884	$(527)	Net of tax

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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Treasury Stock Repurchases
2022 Stock Repurchase Program
On April 27, 2022, the Board approved a stock repurchase program that authorized the Company to purchase up to $450,000 of the Company’s common stock over the four-year period from the date of approval. Under the plan, the Company is permitted to repurchase shares from time to time for cash in open market transactions or in privately negotiated transactions in accordance with applicable federal securities laws, with the Company determining the timing and the amount of any repurchases based on its evaluation of market conditions, share price and other factors.
During the six months ended June 30, 2023, in connection with secondary offerings of the Company’s common stock in March and May 2023, the Company repurchased 7,000,000 shares of its common stock sold in the offerings from the underwriters at a weighted average price of $10.48 per share concurrently with the closing of the offerings, for a total of $73,373, excluding accrued excise tax. As of June 30, 2023, $239,925 was available for additional share repurchases under the program.
During the six months ended June 30, 2023, the Company accrued excise tax of $630 related to these repurchases, net of shares issued under the Company’s equity incentive program (see Note 17 to these condensed consolidated financial statements). This amount is included in accrued liabilities in the condensed consolidated balance sheet and is treated by the Company as a cost of the treasury stock transactions in equity.
During the six months ended June 30, 2022, the Company repurchased 893,123 shares on the open market at an average price of $9.88, for a total of $8,842 (of which $1,715 was accrued at June 30, 2022).
Tax Withholdings on Equity Award Vesting
In connection with the vesting of restricted stock awards, restricted stock units and performance stock units, shares of common stock may be delivered to the Company by employees to satisfy withholding tax obligations at the instruction of the employee award holders. These transactions, when they occur, are accounted for as stock repurchases by the Company, with the shares returned to treasury stock at a cost representing the payment by the Company of the tax obligations on behalf of the employees in lieu of shares for the vesting unit. There were 95,269 and 32,058 shares delivered to the Company to cover tax payments for the six months ended June 30, 2023 and 2022, respectively and the fair value of those shares withheld were $866 and $332 for the six months ended June 30, 2023 and 2022, respectively.
6. Goodwill:
The change in the carrying amount of goodwill for the six months ended June 30, 2023 is summarized as follows:

	Ecoservices	Catalyst Technologies	Total
Balance as of December 31, 2022	$326,589	$76,574	$403,163
Foreign exchange impact	—	1,057	1,057
Balance as of June 30, 2023	$326,589	$77,631	$404,220

7. Other Operating Expense, Net:
A summary of other operating expense, net is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Amortization expense	$2,643	$2,644	$5,280	$5,299
Transaction and other related costs	1,190	790	2,624	5,070
Restructuring, integration and business optimization costs	1,106	5,291	2,129	5,673
Net loss on asset disposals	1,128	573	2,306	706
Other, net	195	367	641	680
	$6,262	$9,665	$12,980	$17,428

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
8. Inventories, Net:
Inventories, net are classified and valued as follows:

	June 30, 2023	December 31, 2022
Finished products and work in process	$42,622	$39,909
Raw materials	4,928	4,453
	$47,550	$44,362
Valued at lower of cost or market:
LIFO basis	$29,502	$25,258
Valued at lower of cost and net realizable value:
FIFO or average cost basis	18,048	19,104
	$47,550	$44,362

9. Investments in Affiliated Companies:
The Company accounts for investments in affiliated companies under the equity method. Affiliated companies accounted for on the equity basis as of June 30, 2023 are as follows:

Company	Country	Percent Ownership
Zeolyst International	USA	50%
Zeolyst C.V.	Netherlands	50%
Following is summarized information of the combined investments(1):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Sales	$99,188	$84,663	$155,085	$151,346
Gross profit	34,461	29,168	44,571	52,752
Operating income	25,103	19,476	27,502	34,112
Net income	25,926	20,210	29,573	34,908

(1)Summarized information of the combined investments is presented at 100%; the Company’s share of the net assets and net income of affiliates is calculated based on the percent ownership specified in the table above.
The Company’s investments in affiliated companies balance as of June 30, 2023 and December 31, 2022 includes net purchase accounting fair value adjustments of $227,815 and $231,017, respectively, related to a prior business combination, consisting primarily of goodwill and intangible assets such as customer relationships, technical know-how and trade names. Consolidated equity in net income from affiliates is net of $1,601 and $3,201 of amortization expense related to purchase accounting fair value adjustments for the three and six months ended June 30, 2023, respectively. Consolidated equity in net income from affiliates is net of $1,601 and $3,201 of amortization expense related to purchase accounting fair value adjustments for the three and six months ended June 30, 2022, respectively.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
10. Property, Plant and Equipment:
A summary of property, plant and equipment, at cost, and related accumulated depreciation is as follows:

	June 30, 2023	December 31, 2022
Land	$96,799	$96,659
Buildings and improvements	83,606	82,061
Machinery and equipment	772,397	751,145
Construction in progress	69,239	56,448
	1,022,041	986,313
Less: accumulated depreciation	(434,837)	(401,424)
	$587,204	$584,889

Depreciation expense was $17,455 and $34,147 for the three and six months ended June 30, 2023, respectively. Depreciation expense was $16,142 and $32,153 for the three and six months ended June 30, 2022, respectively.
11. Long-term Debt:
The summary of long-term debt is as follows:

	June 30, 2023	December 31, 2022
Senior Secured Term Loan Facility due June 2028 (the "2021 Term Loan Facility")	$882,000	$886,500
ABL Facility	—	—
Total debt	882,000	886,500
Original issue discount	(6,826)	(7,472)
Deferred financing costs	(3,780)	(4,158)
Total debt, net of original issue discount and deferred financing costs	871,394	874,870
Less: current portion	(9,000)	(9,000)
Total long-term debt, excluding current portion	$862,394	$865,870

In February 2023, the Company amended the 2021 Term Loan Facility to replace LIBOR with SOFR as the benchmark interest rate. Following this amendment, the 2021 Term Loan Facility bears interest at an adjusted term SOFR, which includes a credit spread adjustment of 10 basis points (with a 0.50% minimum floor) plus 2.75% per annum (or, depending on the Company’s first lien net leverage ratio, 2.50%). The interest rate on the 2021 Term Loan Facility was 7.65% as of June 30, 2023.
Also in February 2023, the Company amended its senior secured asset-based revolving credit facility (the “ABL Facility”) to replace LIBOR with SOFR as the benchmark interest rate. Following this amendment, the borrowings under the ABL Facility bear interest at a rate equal to an adjusted term SOFR rate or the base rate, which includes a credit spread adjustment of 10 basis points, plus a margin of between 1.25% to 1.75% or 0.25% to 0.75%, respectively. The interest rate on the ABL Facility was 8.50% as of June 30, 2023.
Fair Value of Debt
The fair value of a financial instrument is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of June 30, 2023 and December 31, 2022, the fair value of the senior secured term loan facility was $878,693 and $870,986, respectively. The fair value is classified as Level 2 based upon the fair value hierarchy (see Note 4 to these condensed consolidated financial statements for further information on fair value measurements).

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
The following table provides a summary of the Company’s interest rate cap agreements:

Financial Instrument	Number of Instruments	In Effect as of June 30, 2023	Notional Amount of Instruments in Effect	Annuitized Premium of Instruments in Effect
Interest rate cap	5	2	$650,000	$3,589

The notional amounts of the two interest rate cap agreements in effect at June 30, 2023 are $400,000 and $250,000. The Company entered into the $400,000 interest rate cap agreement to mitigate interest rate volatility from September 2020 to August 2023 and the $250,000 interest rate cap to mitigate interest rate volatility from August 2022 to October 2024. The cap rate in effect at June 30, 2023 for both agreements was 1.00%. The Company has also entered into three forward starting interest rate cap agreements to mitigate interest volatility from August 2023 to October 2026.
In February 2023, the Company amended all existing interest rate cap agreements to replace LIBOR with SOFR as the benchmark interest rate, with all other terms of the agreements remaining the same. This amendment changed the previously annuitized premiums on the existing interest rate cap agreements.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The fair values of derivative instruments held as of June 30, 2023 and December 31, 2022, respectively are shown below:

	Balance sheet location	June 30, 2023	December 31, 2022
Derivative assets
Derivatives designated as cash flow hedges:
Interest rate caps	Prepaid and other current assets	$17,329	$18,510
Interest rate caps	Other long-term assets	15,090	15,864
Total derivative assets		$32,419	$34,374

Derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate caps	Other long-term liabilities	1,197	2,071
Total derivative liabilities		$1,197	$2,071

The following table shows the effect of the Company’s derivative instruments designated as cash flow hedges on AOCI for the three and six months ended June 30, 2023 and 2022, respectively:

		Three months ended June 30,
		2023		2022
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$18,246	$11,187	$5,985	$(359)

		Six months ended June 30,
		2023		2022
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$8,641	$11,885	$24,041	$(598)

The following table shows the effect of the Company’s cash flow hedge accounting on the condensed consolidated statements of income for the three and six months ended June 30, 2023 and 2022, respectively:

	Location and amount of gain (loss) recognized in income on cash flow hedging relationships
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Total amounts of income and expense line items presented in the statement of income in which the effects of cash flow hedges are recorded in interest (expense) income	$(9,168)	$(8,888)	$(19,000)	$(17,338)
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of loss reclassified from AOCI into income	11,187	(359)	11,885	(598)

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The amount of unrealized losses in AOCI related to the Company’s cash flow hedges that is expected to be reclassified to the condensed consolidated statement of income over the next twelve months is $8,965 as of June 30, 2023.
13. Income Taxes:
The effective income tax rate for the three months ended June 30, 2023 was 25.2%, compared to 27.5% for the three months ended June 30, 2022. The effective income tax rate for the six months ended June 30, 2023 was 28.3%, compared to 32.4% for the six months ended June 30, 2022. The Company’s effective income tax rate fluctuated primarily due to a reduced discrete tax impact related to a stock compensation shortfall and a discrete tax benefit associated with state and local tax law changes.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the six months ended June 30, 2023 was mainly due to state and local taxes, a discrete shortfall tax expense related to stock compensation, a discrete tax expense associated with the recording of accrued penalties and interest associated with historical uncertain tax positions, and a discrete tax benefit connected to state and local tax law changes.
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
Defined Benefit Pension Plans

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest cost	$871	$604	$1,742	$1,207
Expected return on plan assets	(837)	(1,110)	(1,674)	(2,219)
Settlement loss	29	—	29	—
Net periodic expense (benefit)	$63	$(506)	$97	$(1,012)

Other Postretirement Benefit Plan

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest cost	$6	$5	$12	$9
Amortization of prior service credit	(31)	(53)	(62)	(105)
Amortization of net (gain) loss	—	1	(1)	2
Net periodic benefit	$(25)	$(47)	$(51)	$(94)

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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
16. Reportable Segments:
Summarized financial information for the Company’s reportable segments is shown in the following table:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Sales:
Ecoservices	$158,065	$192,968	$295,805	$347,028
Catalyst Technologies(1)	26,045	32,204	49,179	57,858
Total	$184,110	$225,172	$344,984	$404,886

Adjusted EBITDA:(2)
Ecoservices	$60,136	$59,984	$96,924	$109,325
Catalyst Technologies(3)	25,371	21,429	38,359	38,404
Adjusted EBITDA from reportable segments	$85,507	$81,413	$135,283	$147,729

(1)Excludes the Company’s proportionate share of sales from the Zeolyst International and Zeolyst C.V. joint ventures (collectively, the “Zeolyst Joint Venture”) accounted for using the equity method (see Note 9 to these condensed consolidated financial statements for further information). The proportionate share of sales excluded is $44,689 and $66,763 for the three and six months ended June 30, 2023, respectively. The proportionate share of sales excluded is $35,906 and $64,883 for the three and six months ended June 30, 2022, respectively.
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
(3)The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $16,194 for the three months ended June 30, 2023, which includes $11,382 of equity in net income plus $1,601 of amortization of investment in affiliate step-up and $3,212 of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $21,630 for the six months ended June 30, 2023, which includes $11,608 of equity in net income plus $3,201 of amortization of investment in affiliate step-up and $6,821 of joint venture depreciation, amortization and interest.
The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $14,128 for the three months ended June 30, 2022, which includes $8,526 of equity in net income plus $1,601 of amortization of investment in affiliate step-up and $4,001 of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $25,602 for the six months ended June 30, 2022, which includes $14,313 of equity in net income plus $3,201 of amortization of investment in affiliate step-up and $8,087 of joint venture depreciation, amortization and interest.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
A reconciliation of income before income taxes to Adjusted EBITDA is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Reconciliation of income before income taxes to Adjusted EBITDA
Income before income taxes	$34,909	$26,542	$34,385	$40,137
Interest expense, net	9,168	8,888	19,000	17,338
Depreciation and amortization	20,969	19,658	41,166	39,204
Unallocated corporate expenses	6,153	8,522	13,080	15,598
Joint venture depreciation, amortization and interest	3,212	4,001	6,821	8,087
Amortization of investment in affiliate step-up	1,601	1,601	3,201	3,201
Net loss on asset disposals	1,128	573	2,306	706
Foreign exchange (gain) loss	(398)	502	(1,136)	1,148
LIFO expense	1,111	187	2,510	432
Transaction and other related costs	1,190	790	2,624	5,070
Equity-based compensation	5,002	5,385	9,070	12,679
Restructuring, integration and business optimization expenses	1,106	5,291	2,129	5,673
Other	356	(527)	127	(1,544)
Adjusted EBITDA from reportable segments	$85,507	$81,413	$135,283	$147,729

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
17. Stock-Based Compensation:
The Company has an equity incentive plan under which it grants common stock awards to employees, directors and affiliates of the Company. At June 30, 2023, 9,404,927 shares of common stock were available for issuance under the plan. The Company settles these awards through the issuance of new shares.
Restricted Stock Units and Performance Stock Units
Restricted Stock Units
During the six months ended June 30, 2023, the Company granted 1,104,690 restricted stock units under its equity incentive plan. Each restricted stock unit provides the recipient with the right to receive a share of common stock subject to graded vesting terms based on service, which for the awards granted during the six months ended June 30, 2023, generally requires approximately one year of service for members of the Company’s board of directors and approximately three years of service for employees. The value of the restricted stock units granted during the six months ended June 30, 2023 was based on the average of the high and low trading prices of the Company’s common stock on the NYSE on the preceding trading day, in accordance with the Company’s policy for valuing such awards. Compensation expense related to the restricted stock units is recognized on a straight-line basis over the respective vesting period.
Performance Stock Units
2023 Grants
During the six months ended June 30, 2023, the Company granted 703,440 performance stock units (at target) under its equity incentive plan. The performance stock units granted during the six months ended June 30, 2023 provide the recipients with the right to receive shares of common stock dependent on the achievement of a total shareholder return (“TSR”) goal, and are generally subject to the provision of service through the vesting date of the award. The performance period for the TSR goal is measured based on a three-year performance period from January 1, 2023 through December 31, 2025. The TSR goal is based on the Company’s actual TSR percentage increase over the performance period. Depending on the Company’s performance relative to the TSR goal, each performance stock unit award recipient is eligible to receive a percentage of the target number of shares granted to the recipient, ranging from zero to 200%. The performance stock units, to the extent earned, will vest on the date the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) certifies the achievement of the performance metric for the three-year period ending December 31, 2025, which will occur subsequent to the end of the performance period and after the Company files its annual consolidated financial statements for the year ending December 31, 2025.
The TSR goal is considered a market condition as opposed to a vesting condition. Because a market condition is not considered a vesting condition, it is reflected in the grant date fair value of the award and the associated compensation cost based on the fair value of the award is recognized over the performance period, regardless of whether the Company actually achieves the market condition or the level of achievement, as long as service is provided by the recipient. The Company used a Monte Carlo simulation to estimate the $12.28 weighted average fair value of the awards granted during the six months ended June 30, 2023, with the following weighted average assumptions:

Expected dividend yield	—%
Risk-free interest rate	3.80%
Expected volatility	48.82%
Expected term (in years)	2.96

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
2020 Grants
In March 2023, the Compensation Committee certified the achievement of the performance metrics for the three-year period ended December 31, 2022, related to the performance stock units (“PSUs”) granted during the year ended December 31, 2020. Fifty percent of the target number of such PSUs could be earned depending on performance against a Company-specific financial performance target, and 50% of the target number of such PSUs could be earned depending on performance against a TSR goal, subject to the provision of service through the vesting date of the awards. The Company-specific financial performance target and the TSR goal were measured independently of each other, and each PSU award recipient was eligible to earn a percentage of the target number of shares granted to the recipient, ranging from zero to 200%. The awards vested during the six months ended June 30, 2023 as follows: 53.3% of target with respect to the portion of the PSU award subject to the Company-specific financial measure, and 56.0% of target with respect to the portion of the PSU award subject to the TSR goal.
Award Activity
The following table summarizes the activity for the Company’s restricted stock units and performance stock units for the six months ended June 30, 2023:

	Restricted Stock Units		Performance Stock Units
	Number of Units	Weighted Average Grant Date Fair Value (per share)	Number of Units		Weighted Average Grant Date Fair Value (per share)
Nonvested as of December 31, 2022	2,464,718	$11.73	639,532	(1)	$16.32
Granted	1,104,690	$9.85	703,440		$12.28
Vested	(901,501)	$12.78	(200,204)		$20.48
Forfeited	(165,116)	$10.92	(183,864)		$19.50
Nonvested as of June 30, 2023	2,502,791	$10.57	958,904	(1)	$11.87

(1)Based on target.
During the six months ended June 30, 2023, the Company also granted 5,081 restricted stock awards with a weighted average grant date fair value of $9.84 per share that immediately vested.
Stock-Based Compensation Expense
For the three months ended June 30, 2023 and 2022, stock-based compensation expense for the Company was $5,002 and $5,385, respectively. The associated income tax benefit recognized in the statements of income for the three months ended June 30, 2023 and 2022 was $1,181 and $1,321, respectively. For the six months ended June 30, 2023 and 2022, stock-based compensation expense for the Company was $9,070 and $12,679, respectively. The associated income tax benefit based on the applicable statutory rate recognized in the condensed consolidated statements of income for the six months ended June 30, 2023 and 2022 was $2,154 and $3,109, respectively.
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
In addition to the forfeitures described above, 241,316 vested stock options expired unexercised during the three months ended June 30, 2023. Cash proceeds received by the Company from the exercise of stock options were not material for the six months ended June 30, 2023.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
As of June 30, 2023, unrecognized compensation cost was $15,433 for restricted stock units and $8,013 for performance stock units considered probable of vesting. The weighted-average period over which these costs are expected to be recognized at June 30, 2023 was 1.80 years for the restricted stock units and 2.37 years for the performance stock units.
18. Earnings per Share:
Basic earnings per share is calculated as income available to common stockholders, divided by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding during the period for the computation of basic earnings per share excludes restricted stock awards that have legally been issued but are nonvested during the period, as the sale of these shares is prohibited pending satisfaction of certain vesting conditions by the award recipients in order to earn the rights to the shares.
Diluted earnings per share is calculated as income available to common stockholders, divided by the weighted average number of common and potential common shares outstanding during the period, if dilutive. Potential common shares reflect (1) unvested restricted stock awards and restricted stock units with service vesting conditions, (2) performance stock units with vesting conditions considered probable of achievement and (3) options to purchase common stock, all of which have been included in the diluted earnings per share calculation using the treasury stock method.
The reconciliation from basic to diluted weighted average shares outstanding is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Weighted average shares outstanding – Basic	118,651,402	138,035,764	120,335,414	137,876,185
Dilutive effect of unvested common shares and restricted stock units with service conditions, performance stock units considered probable of vesting and assumed stock option exercises and conversions	1,269,340	1,113,796	1,496,528	1,299,474
Weighted average shares outstanding – Diluted	119,920,742	139,149,560	121,831,942	139,175,659

Basic and diluted income per share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$26,122	$19,245	$24,651	$27,120

Denominator:
Weighted average shares outstanding – Basic	118,651,402	138,035,764	120,335,414	137,876,185
Weighted average shares outstanding – Diluted	119,920,742	139,149,560	121,831,942	139,175,659

Net income per share:
Basic income per share	$0.22	$0.14	$0.20	$0.20
Diluted income per share	$0.22	$0.14	$0.20	$0.19

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The table below presents the details of the Company’s weighted average equity-based awards outstanding during each respective period that were excluded from the calculation of diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Restricted stock awards with performance only targets not achieved	—	603,993	99,495	608,921
Stock options with performance only targets not achieved	—	321,368	103,907	324,014
Anti-dilutive restricted stock units and performance stock units	685,656	821,278	630,668	—
Anti-dilutive stock options	520,757	807,301	607,783	807,301

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
19. Supplemental Cash Flow Information:
The following table presents supplemental cash flow information for the Company:

	Six months ended June 30,
	2023	2022
Cash paid during the period for:
Income taxes, net of refunds	$9,955	$19,843
Interest(1)	19,391	15,818
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the period end	605	2,943
Non-cash financing activity:
Accrued share repurchases (Note 5)	—	1,715
Accrued excise tax on share repurchases (Note 5)	630	—
Right-of-use assets obtained in exchange for new lease liabilities (non-cash):
Operating leases	6,202	4,370

(1)Cash paid for interest is shown net of capitalized interest and includes the cash received or paid on the Company’s interest rate cap agreements designated as cash flow hedges for the periods presented (see Note 12 to these condensed consolidated financial statements for details).
20. Subsequent Events:
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
Forward-looking Statements
This periodic report on Form 10-Q (“Form 10-Q”) includes “forward-looking statements” that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should” and similar expressions are intended to identify these forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. Examples of forward-looking statements include, but are not limited to, statements we make regarding demand trends, economic effects on our operations and financial results and our liquidity, and our belief that our current level of operations, cash and cash equivalents, cash flow from operations and borrowings under our credit facilities and other lines of credit will provide us adequate cash to fund the working capital, capital expenditure, debt service and other requirements for our business for at least the next twelve months.
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
•disruption, failure or cyber security breaches affecting or targeting computers and infrastructure used by us or our business partners may adversely impact our business and operations; and
•other factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented in “Item 1A, Risk Factors” in our quarterly reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023.
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
Ecoservices: We are a leading provider of sulfuric acid recycling to North American refining industry for the production of alkylate, an essential gasoline component for lowering vapor pressure and increasing octane to meet stringent gasoline specifications and fuel efficiency standards. We are also a leading North American producer of on-purpose virgin sulfuric acid for water treatment, mining and industrial applications.
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
Stock Repurchase Program
On April 27, 2022, the Board approved a stock repurchase program that authorized the Company to purchase up to $450 million of the Company’s common stock over the four-year period from the date of approval. For the six months ended June 30, 2023, in connection with secondary offerings of the Company’s common stock in March and May 2023, the Company repurchased 7,000,000 shares of its common stock sold in the offerings from the underwriters at a weighted average price of $10.48 per share concurrently with the closing of the offerings, for a total of $73.4 million, excluding accrued excise tax.
As of June 30, 2023, $239.9 million was available for additional share repurchases under the program.
In addition, during the six months ended June 30, 2022, the Company repurchased 893,123 shares on the open market at an average price of $9.88, for a total of $8.8 million.

Key Performance Indicators
Adjusted EBITDA and Adjusted Net Income
Adjusted EBITDA and adjusted net income are financial measures that are not prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and that we use to evaluate our operating performance, for business planning purposes and to measure our performance relative to that of our competitors. Adjusted EBITDA and adjusted net income are presented as key performance indicators as we believe these financial measures will enhance a prospective investor’s understanding of our results of operations and financial condition. EBITDA consists of net income attributable to continuing operations before interest, taxes, depreciation and amortization. Adjusted EBITDA consists of EBITDA adjusted for (i) non-operating income or expense, (ii) the impact of certain non-cash, nonrecurring or other items included in net income and EBITDA that we do not consider indicative of our ongoing operating performance, and (iii) depreciation, amortization and interest of our 50% share of the Zeolyst Joint Venture. Adjusted net income consists of net income adjusted for (i) non-operating income or expense and (ii) the impact of certain non-cash, nonrecurring or other items included in net income that we do not consider indicative of our ongoing operating performance. We believe that these non-GAAP financial measures provide investors with useful financial metrics to assess our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business.
You should not consider adjusted EBITDA or adjusted net income in isolation or as alternatives to the presentation of our financial results in accordance with GAAP. The presentation of adjusted EBITDA and adjusted net income financial measures may differ from similar measures reported by other companies and may not be comparable to other similarly titled measures. In evaluating adjusted EBITDA and adjusted net income, you should be aware that we are likely to incur expenses similar to those eliminated in this presentation in the future and that certain of these items could be considered recurring in nature. Our presentation of adjusted EBITDA and adjusted net income should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. Reconciliations of adjusted EBITDA and adjusted net income to GAAP net income are included in the results of operations discussion that follows for each of the respective periods.
Key Factors and Trends Affecting Operating Results and Financial Condition
Sales
Overall, our Ecoservices and Catalyst Technologies segments continued to benefit from positive demand trends for our products and services in the industries we serve. Strong domestic and export demand for refined products continued to support high refinery utilization rates, while more stringent gasoline standards and growing demand for premium gasoline to power higher-compression and turbocharged engines continued to drive demand for alkylate and for our regeneration services. In addition, demand for virgin sulfuric acid across a wide range of industrial applications remained favorable. However, sales in our Ecoservices segment were impacted primarily by unplanned production downtime at one of our sites, which may adversely impact sales and maintenance costs into the third quarter of 2023. During the second quarter of 2023, we began to see a slowdown in global polyethylene demand impact the sales of our silica-based catalyst, while still seeing increasing demand for renewable fuels and more stringent regulation in traditional fuels, and in emission control applications.
For the remainder of 2023, we believe weaker demand fundamentals may adversely impact sales of virgin sulfuric acid into nylon production. In addition, we anticipate declining global polyethylene demand and lower polyethylene production plant operating rates may adversely impact sales of polyethylene catalysts.
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
The primary raw materials for our Ecoservices segment include spent sulfuric acid, sulfur, acids, bases (including sodium hydroxide, or “caustic soda”), and certain metals. Spent sulfuric acid for our Ecoservices segment is supplied by customers. The primary raw materials used in the manufacture of products in our Catalyst Technologies segments include sodium silicate and cesium hydroxide. During the second quarter of 2023, inflationary pressures began to ease, which reduced the cost of goods for sulfur, energy, logistics and other raw materials.
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
Foreign Currency
As a global business, we are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. We operate in various geographies with approximately 6% of our sales for the six months ended June 30, 2023 and for the year ended December 31, 2022 in currencies other than the U.S. dollar. Because our consolidated financial results are reported in U.S. dollars, sales or earnings generated in currencies other than the U.S. dollar can result in a significant increase or decrease in the amount of those sales and earnings when translated to U.S. dollars. The foreign currency to which we have the most significant exchange rate exposure is the British pound.

Results of Operations
Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Highlights
The following is a summary of our financial performance for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Sales
•Sales decreased $41.1 million to $184.1 million. The decrease in sales was primarily due to lower sales volumes and the result of the pass-through of lower sulfur costs within our virgin sulfuric acid product group, offset by higher average selling prices.
Gross Profit
•Gross profit increased $1.1 million to $61.0 million. The increase in gross profit was primarily due to favorable mix and increased pricing, which more than offset higher variable costs and lower sales volume.
Operating Income
•Operating income increased by $5.9 million to $33.3 million. The increase in operating income was due to an increase in gross profit and lower selling, general and administrative expenses and other operating expenses.
Equity in Net Income of Affiliated Companies
•Equity in net income of affiliated companies for the three months ended June 30, 2023 was $11.4 million, compared to $8.5 million for the three months ended June 30, 2022. The increase of $2.9 million was due to higher earnings generated by the Zeolyst Joint Venture for the three months ended June 30, 2023, driven by higher sales volumes of catalyst used in the production of renewable fuels, emission control and hydrocracking catalysts.

The following is our unaudited condensed consolidated statements of income and a summary of financial results for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,		Change
	2023	2022	$	%
	(in millions, except percentages)
Sales	$184.1	$225.2	$(41.1)	(18.3)%
Cost of goods sold	123.1	165.3	(42.2)	(25.5)%
Gross profit	61.0	59.9	1.1	1.8%
Gross profit margin	33.1%	26.6%
Selling, general and administrative expenses	21.4	22.8	(1.4)	(6.1)%
Other operating expense, net	6.3	9.7	(3.4)	(35.1)%
Operating income	33.3	27.4	5.9	21.5%
Operating income margin	18.1%	12.2%
Equity in net (income) from affiliated companies	(11.4)	(8.5)	(2.9)	34.1%
Interest expense, net	9.2	8.9	0.3	3.4%
Other expense, net	0.6	0.5	0.1	20.0%
Income before income taxes	34.9	26.5	8.4	31.7%
Provision for income taxes	8.8	7.3	1.5	20.5%
Effective tax rate	25.2%	27.5%
Net income	$26.1	$19.2	$6.9	35.9%
Sales

	Three months ended June 30,		Change
	2023	2022	$	%
	(in millions, except percentages)
Sales:
Ecoservices	$158.1	$193.0	$(34.9)	(18.1)%
Catalyst Technologies	26.0	32.2	(6.2)	(19.3)%
Total sales	$184.1	$225.2	$(41.1)	(18.3)%

Ecoservices: Sales in Ecoservices for the three months ended June 30, 2023 were $158.1 million, a decrease of $34.9 million, or 18.1%, compared to sales of $193.0 million for the three months ended June 30, 2022. The decrease in sales was due to lower sales volume of $24.5 million and lower average selling prices of $10.4 million, inclusive of the negative impact associated with the pass-through of lower sulfur costs of approximately $32 million.
The decrease in sales volume was primarily related to the virgin sulfuric acid product group during the quarter. Lower average selling prices were primarily a result of the pass-through of lower sulfur costs of approximately $32 million within our virgin sulfuric acid product group, partially offset by higher pricing within our regeneration services product group, including the pass-through of higher freight, labor, and energy indexed costs.
Catalyst Technologies: Sales in Catalyst Technologies for the three months ended June 30, 2023 were $26.0 million, a decrease of $6.2 million, or 19.3%, compared to sales of $32.2 million for the three months ended June 30, 2022. Of the decrease in sales, $9.3 million was associated with lower sales volume, which was partially offset by higher average selling prices of $3.1 million.
The decrease in sales volumes was primarily driven by lower polyethylene catalysts sales and the absence of certain niche custom catalyst sales used in the production of methyl methacrylate realized in the second quarter of 2022 that did not occur in the second quarter of 2023. Higher average selling prices was driven by implemented price increases.

Gross Profit
Gross profit for the three months ended June 30, 2023 was $61.0 million, an increase of $1.1 million, or 1.8%, compared to $59.9 million for the three months ended June 30, 2022. The increase in gross profit was due to higher average selling prices, exclusive of the $32 million negative impact associated with the pass-through of lower sulfur costs, and favorable mix, partially offset by lower sales volume and unfavorable manufacturing costs.
The unfavorable change in volumes was primarily a result of lower sales of virgin sulfuric acid, polyethylene catalysts and niche custom catalysts. Favorable customer pricing was primarily driven by increased prices to cover rising variable costs. The increase in manufacturing costs was a result of higher variable costs, maintenance and transportation costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2023 were $21.4 million, a decrease of $1.4 million, compared to $22.8 million for the three months ended June 30, 2022. The decrease in selling, general and administrative expenses was primarily due to a decrease in other compensation-related expenses of $3.4 million, partially offset by an increase in professional fees of $1.4 million.
Other Operating Expense, Net
Other operating expense, net for the three months ended June 30, 2023 was $6.3 million, a decrease of $3.4 million, compared to $9.7 million for the three months ended June 30, 2022. The decrease in other operating expense, net was mainly driven by $4.4 million of severance charges incurred in the prior period from contracts associated with former executives.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the three months ended June 30, 2023 was $11.4 million, compared to $8.5 million for the three months ended June 30, 2022. The increase was due to $2.9 million of higher earnings from the Zeolyst Joint Venture during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase in earnings from the Zeolyst Joint Venture was due to higher sales volumes of catalyst used in the production of renewable fuels, emission control and hydrocracking catalysts.
Interest Expense, Net
Interest expense, net for the three months ended June 30, 2023 was $9.2 million, an increase of $0.3 million, as compared to $8.9 million for the three months ended June 30, 2022. The increase in interest expense, net was primarily due to the year over year increase in variable rates, which was partially offset by lower outstanding debt during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022 and benefits associated with the interest rate caps, which included an adjustment related to prior year interest rate amortization.
Other Expense, Net
Other expense, net for the three months ended June 30, 2023 was $0.6 million, a change of $0.1 million, as compared to $0.5 million for the three months ended June 30, 2022. The decrease in other expense, net primarily relates to higher pension costs of $0.6 million offset by a foreign exchange benefit of $0.7 million as compared to the prior year period.
Provision for Income Taxes
The provision for income taxes for the three months ended June 30, 2023 was $8.8 million, compared to a $7.3 million provision for the three months ended June 30, 2022. The effective income tax rate for the three months ended June 30, 2023 was 25.2%, compared to 27.5% for the three months ended June 30, 2022.
The Company’s quarter over quarter effective income tax rate has fluctuated primarily due to a reduced discrete tax impact related to a stock compensation shortfall and a discrete tax benefit associated with state and local tax law changes. The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended June 30, 2023 was mainly due to state and local taxes, a discrete shortfall tax expense related to stock compensation, a discrete tax expense associated with the recording of accrued penalties and interest associated with historical uncertain tax positions, and a discrete tax benefit connected to state and local tax law changes.
Net Income
For the foregoing reasons, net income was $26.1 million for the three months ended June 30, 2023, compared to $19.2 million for the three months ended June 30, 2022.

Adjusted EBITDA
Summarized Segment Adjusted EBITDA information is shown below in the following table:

	Three months ended June 30,		Change
	2023	2022	$	%
	(in millions, except percentages)
Segment Adjusted EBITDA:(1)
Ecoservices	$60.1	$60.0	$0.1	0.2%
Catalyst Technologies(2)	25.4	21.4	4.0	18.7%
Unallocated corporate expenses	(6.2)	(8.5)	2.3	(27.1)%
Total Adjusted EBITDA	$79.3	$72.9	$6.4	8.8%

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
(2)The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment was $16.2 million for the three months ended June 30, 2023, which includes $11.4 million of equity in net income, excluding $1.6 million of amortization of investment in affiliate step-up plus $3.2 million of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment was $14.1 million for the three months ended June 30, 2022, which includes $8.5 million of equity in net income, excluding $1.6 million of amortization of investment in affiliate step-up plus $4.0 million of joint venture depreciation, amortization and interest.
Ecoservices: Adjusted EBITDA for the three months ended June 30, 2023 was $60.1 million, an increase of $0.1 million, or 0.2%, compared to $60.0 million for the three months ended June 30, 2022. The increase in Adjusted EBITDA was a result of favorable pricing for regeneration services, partially offset by lower virgin sulfuric acid sales volume and higher unplanned repair and maintenance costs.
Catalyst Technologies: Adjusted EBITDA for the three months ended June 30, 2023 was $25.4 million, an increase of $4.0 million, or 18.7%, compared to $21.4 million for the three months ended June 30, 2022. The increase in Adjusted EBITDA was primarily a result of continued strong pricing, favorable product mix and lower production costs.

A reconciliation of net income to Adjusted EBITDA is as follows:

	Three months ended June 30,
	2023	2022
	(in millions)
Reconciliation of net income to Adjusted EBITDA
Net income	$26.1	$19.2
Provision for income taxes	8.8	7.3
Interest expense, net	9.2	8.9
Depreciation and amortization	21.0	19.7
EBITDA	65.1	55.1
Joint venture depreciation, amortization and interest(a)	3.2	4.0
Amortization of investment in affiliate step-up(b)	1.6	1.6
Net loss on asset disposals(c)	1.1	0.6
Foreign currency exchange (gain) loss(d)	(0.4)	0.5
LIFO expense(e)	1.1	0.2
Transaction and other related costs(f)	1.2	0.8
Equity-based compensation	5.0	5.4
Restructuring, integration and business optimization expenses(g)	1.1	5.3
Other(h)	0.3	(0.6)
Adjusted EBITDA	$79.3	$72.9

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
(e)Represents non-cash adjustments to the Company’s LIFO reserves for certain inventories in the U.S. that are valued using the LIFO method, effectively reflecting the results as if these inventories were valued using the FIFO method, which we believe provides a means of comparison to other companies that may not use the same basis of accounting for inventories.
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

Adjusted Net Income
Summarized adjusted net income information is shown below in the following table:

	Three months ended June 30,
	2023			2022
	Pre-tax	Tax expense (benefit)	After-tax	Pre-tax	Tax expense (benefit)	After-tax
	(in millions)
Reconciliation of net income to Adjusted Net Income(1)(2)
Net income	$34.9	$8.8	$26.1	$26.5	$7.3	$19.2
Amortization of investment in affiliate step-up(b)	1.6	0.4	1.2	1.6	0.4	1.2
Net loss on asset disposals(c)	1.1	0.3	0.8	0.6	0.2	0.4
Foreign currency exchange (gain) loss(d)	(0.4)	(0.2)	(0.2)	0.5	0.1	0.4
LIFO expense(e)	1.1	0.3	0.8	0.2	—	0.2
Transaction and other related costs(f)	1.2	0.3	0.9	0.8	0.2	0.6
Equity-based compensation	5.0	1.0	4.0	5.4	0.7	4.7
Restructuring, integration and business optimization expenses(g)	1.1	0.3	0.8	5.3	1.4	3.9
Other(h)	0.3	0.1	0.2	(0.6)	(0.1)	(0.5)
Adjusted Net Income	$45.9	$11.3	$34.6	$40.3	$10.2	$30.1

(1)We define adjusted net income as net income adjusted for non-operating income or expense and the impact of certain non-cash or other items that are included in net income that we do not consider indicative of our ongoing operating performance. Adjusted net income is presented as a key performance indicator as we believe it will enhance a prospective investor’s understanding of our results of operations and financial condition. Adjusted net income may not be comparable with net income or adjusted net income as defined by other companies.
(2)Refer to the Adjusted EBITDA notes above for more information with respect to each adjustment.
The adjustments to net income are shown net of applicable tax rates as determined by the calculation of our quarterly tax provision under interim financial reporting for the three months ended June 30, 2023 and June 30, 2022, except for the foreign currency exchange (gain) loss and equity-based compensation. The tax effect on equity-based compensation is derived by removing the tax effect of any equity-based compensation expense disallowed as a result of its inclusion within IRC Sec. 162m, and adding the tax effect of equity-based stock compensation shortfall recorded as a discrete item. The tax effect of the foreign currency exchange (gain) loss is derived from tax effecting the actual year to date foreign currency exchange (gain) loss by the respective local country statutory rates which is recorded as a discrete item.

Results of Operations
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Highlights
The following is a summary of our financial performance for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Sales
•Sales decreased $59.9 million to $345.0 million. The decrease in sales was primarily due to lower sales volume and the result of the pass-through of lower sulfur costs within our virgin sulfuric acid product group, partially offset by favorable average selling prices.
Gross Profit
•Gross profit decreased $10.1 million to $97.5 million. The decrease in gross profit was primarily due to higher manufacturing costs and lower sales volume, partially offset by higher average selling prices.
Operating Income
•Operating income decreased by $1.9 million to $42.0 million. The decrease in operating income was due to a decrease in gross profit.
Equity in Net Income of Affiliated Companies
•Equity in net income of affiliated companies for the six months ended June 30, 2023 was $11.6 million, compared to $14.3 million for the six months ended June 30, 2022. The decrease of $2.7 million was due to lower sales volume driven by timing of customer orders from the Zeolyst Joint Venture during the six months ended June 30, 2023.

The following is our unaudited condensed consolidated statements of income and a summary of financial results for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,		Change
	2023	2022	$	%
	(in millions, except percentages)
Sales	$345.0	$404.9	$(59.9)	(14.8)%
Cost of goods sold	247.5	297.3	(49.8)	(16.8)%
Gross profit	97.5	107.6	(10.1)	(9.4)%
Gross profit margin	28.3%	26.6%
Selling, general and administrative expenses	42.5	46.3	(3.8)	(8.2)%
Other operating expense, net	13.0	17.4	(4.4)	(25.3)%
Operating income	42.0	43.9	(1.9)	(4.3)%
Operating income margin	12.2%	10.8%
Equity in net (income) from affiliated companies	(11.6)	(14.3)	2.7	(18.9)%
Interest expense, net	19.0	17.3	1.7	9.8%
Other expense, net	0.2	0.8	(0.6)	(75.0)%
Income before income taxes	34.4	40.1	(5.7)	(14.2)%
Provision for income taxes	9.7	13.0	(3.3)	(25.4)%
Effective tax rate	28.3%	32.4%
Net income	$24.7	$27.1	$(2.4)	(8.9)%

Sales

	Six months ended June 30,		Change
	2023	2022	$	%
	(in millions, except percentages)
Sales:
Ecoservices	$295.8	$347.0	$(51.2)	(14.8)%
Catalyst Technologies	49.2	57.9	(8.7)	(15.0)%
Total sales	$345.0	$404.9	$(59.9)	(14.8)%

Ecoservices: Sales in Ecoservices for the six months ended June 30, 2023 were $295.8 million, a decrease of $51.2 million, or 14.8%, compared to sales of $347.0 million for the six months ended June 30, 2022. The decrease in sales reflects lower sales volume of $51.0 million and lower average selling pricing of $0.2 million, inclusive of the negative impact associated with the pass-through of sulfur costs of approximately $37 million.
Sales volume was lower primarily due to lower virgin sulfuric acid sales associated with the adverse impact of Winter Storm Elliott earlier in the year and extended maintenance turnaround activity at our facilities, limit our ability to produce inventory in advance of significant planned turnaround activity to meet customer demand during the six months ended June 30, 2023.
Catalyst Technologies: Sales in Catalyst Technologies for the six months ended June 30, 2023 were $49.2 million, a decrease of $8.7 million, or 15.0%, compared to sales of $57.9 million for the six months ended June 30, 2022. The decrease in sales was due to lower sales volume of $12.8 million and the unfavorable effects of foreign currency of $0.8 million, partially offset by higher average selling prices of $4.9 million.
The decrease in sales volume was primarily driven by lower polyethylene catalysts sales during the six months ended June 30, 2023 and the timing of customer orders for catalyst used in the production of methyl methacrylate for the six months ended June 30, 2022. Higher average selling prices during the six months ended June 30, 2023 was driven by implemented price increases.
Gross Profit
Gross profit for the six months ended June 30, 2023 was $97.5 million, a decrease of $10.1 million, or 9.4%, compared to $107.6 million for the six months ended June 30, 2022. The decrease in gross profit reflects lower sales volume of $23.8 million and higher manufacturing costs, exclusive of the $37 million impact associated with lower sulfur costs that are passed through in price, partially offset by higher average selling prices and favorable mix.
The higher manufacturing costs was primarily driven by higher variable costs, transportation costs and costs related to the extended maintenance turnaround.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2023 was $42.5 million, a decrease of $3.8 million, as compared to $46.3 million for the six months ended June 30, 2022. The decrease in selling, general and administrative expenses was mainly due to a decrease in other compensation-related expenses of $3.4 million and a decrease in stock-based compensation expense of $3.6 million due to fewer overall awards granted and outstanding for the six months ended June 30, 2023 as compared to the prior year period. This was partly offset by an increase in professional fees of $2.5 million.
Other Operating Expense, Net
Other operating expense, net for the six months ended June 30, 2023 was $13.0 million, a decrease of $4.4 million, compared to $17.4 million for the six months ended June 30, 2022. The decrease in other operating expense, net was mainly driven by a decrease of $2.4 million in transactions costs, primarily associated with the sale of the Performance Chemicals business in 2021 and a decrease in restructuring, integration and business optimization costs driven by severance charges incurred in the prior period from contracts associated with former executives for $4.4 million, offset by an increase of $1.3 million in business optimization costs. This was also offset by an increase in net losses on asset disposals of $1.6 million, primarily associated with costs associated with Winter Storm Elliott.

Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the six months ended June 30, 2023 was $11.6 million, compared to $14.3 million for the six months ended June 30, 2022. The decrease was due to lower earnings from the Zeolyst Joint Venture largely due to the comparative timing of customer orders for hydrocracking and lower specialty catalysts sales during the six months ended June 30, 2023.
Interest Expense, Net
Interest expense, net for the six months ended June 30, 2023 was $19.0 million, an increase of $1.7 million, as compared to $17.3 million for the six months ended June 30, 2022. The increase in interest expense, net was primarily due to year over year increase in variable rates, which was partially offset by lower outstanding debt during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 and the benefits associated with our interest rate caps, which included an adjustment related to prior year interest rate amortization.
Other Expense, Net
Other expense, net for the six months ended June 30, 2023 was $0.2 million, a decrease of $0.6 million, as compared to $0.8 million for the six months ended June 30, 2022. The decrease in other expense, net primarily consisted of favorable foreign currency exchange of $1.8 million mainly related to the non-permanent intercompany debt denominated in local currency and translated to the U.S. dollar, which was partially offset by higher pension costs of $1.1 million.
Provision for Income Taxes
The provision for income taxes for the six months ended June 30, 2023 was $9.7 million, compared to a $13.0 million for the six months ended June 30, 2022. The effective income tax rate for the six months ended June 30, 2023 was 28.3%, compared to 32.4% for the six months ended June 30, 2022. The Company’s effective income tax rate fluctuated primarily due to a reduced discrete tax impact related to a stock compensation shortfall and a discrete tax benefit associated with state and local tax law changes.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the six months ended June 30, 2023 was mainly due to state and local taxes, a discrete shortfall tax expense related to stock compensation, a discrete tax expense associated with the recording of accrued penalties and interest associated with historical uncertain tax positions, and a discrete tax benefit connected to state and local tax law changes.
Net Income
For the foregoing reasons, net income was $24.7 million for the six months ended June 30, 2023, compared to $27.1 million for the six months ended June 30, 2022.
Adjusted EBITDA
Summarized Adjusted EBITDA information is shown below in the following table:

	Six months ended June 30,		Change
	2023	2022	$	%
	(in millions, except percentages)
Adjusted EBITDA:(1)
Ecoservices	$96.9	$109.3	$(12.4)	(11.3)%
Catalyst Technologies(2)	38.4	38.4	—	—%
Unallocated corporate expenses	(13.1)	(15.6)	2.5	(16.0)%
Total	$122.2	$132.1	$(9.9)	(7.5)%

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
(2)The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $21.6 million for the six months ended June 30, 2023, which includes $11.6 million of equity in net income, excluding $3.2 million of amortization of investment in affiliate step-up plus $6.8 million of joint venture depreciation, amortization and interest.

The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $25.6 million for the six months ended June 30, 2022, which includes $14.3 million of equity in net income, excluding $3.2 million of amortization of investment in affiliate step-up plus $8.1 million of joint venture depreciation, amortization and interest.

Ecoservices: Adjusted EBITDA for the six months ended June 30, 2023 was $96.9 million, a decrease of $12.4 million, or 11.3%, compared to $109.3 million for the six months ended June 30, 2022. The decrease in Adjusted EBITDA was primarily a result of lower virgin sulfuric acid sales volume related to Winter Storm Elliott and the extended maintenance turnaround activity, higher unplanned repair and maintenance costs and costs associated with planned turnaround activity, partially offset by higher pricing for regeneration services.
Catalyst Technologies: Adjusted EBITDA for the six months ended June 30, 2023 was $38.4 million, in line with the prior year period as continued strong pricing and favorable product mix offset a decrease in sales volume.
A reconciliation of net income to Adjusted EBITDA is as follows:

	Six months ended June 30,
	2023	2022
	(in millions)
Reconciliation of net income to Adjusted EBITDA
Net income	$24.7	$27.1
Provision for income taxes	9.7	13.0
Interest expense, net	19.0	17.3
Depreciation and amortization	41.2	39.2
EBITDA	94.6	96.6
Joint venture depreciation, amortization and interest(a)	6.8	8.1
Amortization of investment in affiliate step-up(b)	3.2	3.2
Net loss on asset disposals(c)	2.3	0.7
Foreign currency exchange (gain) loss(d)	(1.1)	1.1
LIFO expense(e)	2.5	0.4
Transaction and other related costs(f)	2.6	5.1
Equity-based compensation	9.1	12.7
Restructuring, integration and business optimization expenses(g)	2.1	5.7
Other(h)	0.1	(1.5)
Adjusted EBITDA	$122.2	$132.1

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
(e)Represents non-cash adjustments to the Company’s LIFO reserves for certain inventories in the U.S. that are valued using the LIFO method, effectively reflecting the results as if these inventories were valued using the FIFO method, which we believe provides a means of comparison to other companies that may not use the same basis of accounting for inventories.
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
Adjusted Net Income
Summarized adjusted net income information is shown below in the following table:

	Six months ended June 30,
	2023			2022
	Pre-tax amount	Tax expense (benefit)	After-tax amount	Pre-tax amount	Tax expense (benefit)	After-tax amount
	(in millions)
Reconciliation of net income to Adjusted Net Income(1)(2)
Net income	$34.4	$9.7	$24.7	$40.1	$13.0	$27.1
Amortization of investment in affiliate step-up(b)	3.2	0.8	2.4	3.2	0.8	2.4
Net loss on asset disposals(c)	2.3	0.6	1.7	0.7	0.2	0.5
Foreign currency exchange (gain) loss(d)	(1.1)	(0.2)	(0.9)	1.1	0.2	0.9
LIFO expense(e)	2.5	0.7	1.8	0.4	0.1	0.3
Transaction and other related costs(f)	2.6	0.7	1.9	5.1	1.2	3.9
Equity-based compensation	9.1	0.8	8.3	12.7	0.4	12.3
Restructuring, integration and business optimization expenses(g)	2.1	0.6	1.5	5.7	1.5	4.2
Other(h)	0.1	—	0.1	(1.5)	(0.4)	(1.1)
Adjusted Net Income	$55.2	$13.7	$41.5	$67.5	$17.0	$50.5

(1)We define adjusted net income as net income adjusted for non-operating income or expense and the impact of certain non-cash or other items that are included in net income that we do not consider indicative of our ongoing operating performance. Adjusted net income is presented as a key performance indicator as we believe it will enhance a prospective investor’s understanding of our results of operations and financial condition. Adjusted net income may not be comparable with net income or adjusted net income as defined by other companies.
(2)Refer to the Adjusted EBITDA notes above for more information with respect to each adjustment.
The adjustments to net income are shown net of applicable tax rates of 26.2% and 26.0% for the six months ended June 30, 2023 and 2022, respectively, except for the foreign currency exchange (gain) loss and equity-based compensation. The tax effect on equity-based compensation is derived by removing the tax effect of any equity-based compensation expense disallowed as a result of its inclusion within IRC Sec. 162m, and adding the tax effect of equity-based stock compensation shortfall recorded as a discrete item. The tax effect of the foreign currency exchange (gain) loss is derived from tax effecting the actual year to date foreign currency exchange (gain) loss by the respective local country statutory rates which is recorded as a discrete item.

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
We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our asset based lending revolving credit facility, will be sufficient to meet our presently anticipated future cash needs for at least the next twelve months. We may also pursue strategic acquisition or divestiture opportunities, which may impact our future cash requirements. We may, from time to time, increase borrowings under our asset based lending revolving credit facility to meet our future cash needs. As of June 30, 2023, we had cash and cash equivalents of $29.2 million and availability of $70.0 million under our asset based lending revolving credit facility, after giving effect to $4.0 million of outstanding letters of credit, for a total available liquidity of $99.2 million. We did not have any revolving credit facility borrowings as of June 30, 2023. As of June 30, 2023, we were in compliance with all covenants under our debt agreements.
Our ABL Facility has one financial covenant with two ratios to maintain. The first ratio compares the total ABL availability against a threshold: the greater of 10% of the line cap (which is defined as the lesser of our revolving loan commitments and the value of our assets) or $20.0 million. The greater of this threshold cannot be greater than the total availability of the ABL Facility. The second ratio compares the ABL Facility availability of the U.S. revolving credit facility against a $15.0 million threshold. As of June 30, 2023, we were in compliance with the financial covenant under the ABL Facility.
The 2021 Term Loan Facility and the ABL Facility contain various restrictive covenants. Each limits the ability of the Company and its restricted subsidiaries to incur certain indebtedness or liens, merge, consolidate or liquidate, dispose of certain property, make investments or declare or pay dividends, make optional payments, modify certain debt instruments, enter into certain transactions with affiliates, enter into certain sales and leasebacks, and certain other non-financial restrictive covenants. During such time, the Company is required to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0. The Company was in compliance with all debt covenants under the 2021 Term Loan Facility and the ABL Facility as of June 30, 2023.
Included in our cash and cash equivalents balance as of June 30, 2023 was $12.0 million of cash and cash equivalents in foreign jurisdictions. Depending on foreign cash balances, we have certain flexibility to repatriate funds should the need arise. Should the need arise, we would repatriate the funds in the most tax efficient manner from those subsidiaries. Repatriation of foreign cash is generally not subject to U.S. federal income taxes at the time of cash distribution. However, foreign earnings may still be taxed for state income tax purposes, as well as subject to certain foreign withholding tax obligations, when cash amounts are distributed back to the U.S.
Our liquidity requirements include interest payments related to our debt structure. As reported, our cash interest paid for the six months ended June 30, 2023 and 2022 was approximately $19.4 million and $15.8 million, respectively. Before any impact of hedges, a one percent change in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $8.8 million on interest expense.
We hedge the interest rate fluctuations on debt obligations through interest rate cap agreements. For more information about our interest rate cap agreements, refer to Note 12 — Financial Instrument of our condensed consolidated financials statements included in Part 1, Item 1 — Financial Statements (Unaudited).
The Company’s off-balance sheet arrangements include $4.0 million of outstanding letters of credit on our ABL Facility as of June 30, 2023.

Cash Flow

	Six months ended June 30,
	2023	2022
	(in millions)
Net cash provided by (used in):
Operating activities	$41.1	$52.8
Investing activities	(39.2)	(29.5)
Financing activities	(79.9)	(11.9)
Effect of exchange rate changes on cash and cash equivalents	(3.7)	(1.1)
Net change in cash and cash equivalents	(81.7)	10.3
Cash and cash equivalents at beginning of period	110.9	140.9
Cash and cash equivalents at end of period	$29.2	$151.2

	Six months ended June 30,
	2023	2022
	(in millions)
Net income	$24.7	$27.1
Non-cash and non-working capital related activities(1)	52.6	81.8
Changes in working capital	(42.4)	(51.7)
Other operating activities	6.2	(4.4)
Net cash provided by operating activities	$41.1	$52.8

(1)Includes depreciation, amortization, amortization of deferred financing costs and original issue discount, foreign currency exchange (gain) loss, deferred income tax provision (benefit), net (gain) loss on asset disposals, stock compensation expense, equity in net income and dividends received from affiliated companies.

	Six months ended June 30,
	2023	2022
	(in millions)
Working capital changes that (used) provided cash:
Receivables	$(3.0)	$(33.2)
Inventories	(3.0)	(3.1)
Prepaids and other current assets	(5.7)	—
Accounts payable	(1.5)	9.7
Accrued liabilities	(29.2)	(25.1)
	$(42.4)	$(51.7)

	Six months ended June 30,
	2023	2022
	(in millions)
Purchases of property, plant and equipment	$(39.2)	$(25.8)
Payments for business divestiture, net of cash	—	(3.7)
Net cash used in investing activities	$(39.2)	$(29.5)

	Six months ended June 30,
	2023	2022
	(in millions)
Cash repayments on debt obligations	$(4.5)	$(4.5)
Repurchases of common shares	(73.4)	(7.1)
Tax withholdings on equity award vesting	(0.9)	(0.3)
Repayment of financing obligation	(1.4)	—
Other	0.3	—
Net cash used in financing activities	$(79.9)	$(11.9)

Net cash provided by operating activities was $41.1 million for the six months ended June 30, 2023, compared to $52.8 million for the six months ended June 30, 2022. Cash generated by operating activities, other than changes in working capital was lower by $21.0 million during the six months ended June 30, 2023, as compared to the same period in the prior year primarily due to a decrease in dividends received from affiliated companies. The increase in cash from working capital during the six months ended June 30, 2023 of $9.3 million was favorable, compared to the six months ended June 30, 2022 primarily due to favorable changes in receivables, which was offset by unfavorable changes in prepaids and other current assets, accounts payable and accrued liabilities.
The favorable change in receivables was driven by the collection of sales. The unfavorable change in accrued liabilities mainly relates to payments for other compensation-related liabilities in the current period offset by higher income tax payments in the prior period. The unfavorable change in prepaid and other current assets primarily relates to the timing of non-trade receivables from related parties and an increase in miscellaneous receivables. The unfavorable change in accounts payable is due to the timing of vendor payments and professional fees.
Net cash used in investing activities was $39.2 million for the six months ended June 30, 2023, compared to $29.5 million during the same period in 2022. Cash used in investing activities consisted of $39.2 million and $25.8 million to fund capital expenditures during the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2022, we made an additional payment of $3.7 million related to our divestiture of our Performance Chemicals business representing the final adjustments to the sale price.
Net cash used in financing activities was $79.9 million for the six months ended June 30, 2023, compared to $11.9 million during the same period in 2022. Net cash used in financing activities was primarily driven by the Company repurchases of common stock of $73.4 million during the six months ended June 30, 2023, compared to $7.1 million during the six months ended June 30, 2022.
Debt

	June 30, 2023	December 31, 2022
	(in millions)
Senior Secured Term Loan Facility due June 2028	$882.0	$886.5
ABL Facility	—	—
Total debt	882.0	886.5
Original issue discount	(6.8)	(7.5)
Deferred financing costs	(3.8)	(4.1)
Total debt, net of original issue discount and deferred financing costs	871.4	874.9
Less: current portion	(9.0)	(9.0)
Total long-term debt, excluding current portion	$862.4	$865.9

As of June 30, 2023, our total debt was $882.0 million, excluding the original issue discount of $6.8 million and deferred financing costs of $3.8 million for our senior secured credit facilities. Our net debt as of June 30, 2023 was $852.8 million, including cash and cash equivalents of $29.2 million. We may seek, subject to market conditions and other factors, opportunities to repurchase, refinance or otherwise reprice our debt.

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

	Six months ended June 30,
	2023	2022
	(in millions)
Maintenance capital expenditures	$30.4	$18.5
Growth capital expenditures	3.3	3.6
Total capital expenditures	$33.7	$22.1

Capital expenditures remained at a level sufficient for required maintenance and certain expansion growth initiatives during these periods. Maintenance capital expenditures were higher in the six months ended June 30, 2023, compared to the six months ended June 30, 2022 due to higher turnaround expenditures and additional expenditures incurred related to Winter Storm Elliott impacting our manufacturing facilities. Growth capital expenditures were slightly lower in the six months ended June 30, 2023, compared to the six months ended June 30, 2022 due to the completion of several expansion projects in 2022.
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
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2023 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2023, there were 116,263,742 shares of our common stock outstanding, of which 9,040,415 shares are held by INEOS. This represents approximately 8% of our outstanding common stock.
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
INEOS, and the member of our board of directors who is affiliated with INEOS, by the terms of our certificate of incorporation, are not required to offer us any corporate opportunity of which they become aware and can take any such corporate opportunity for themselves or offer it to other companies in which they have an investment. We, by the terms of our certificate of incorporation, expressly renounce any interest or expectancy in any such corporate opportunity to the extent permitted under applicable law, even if the opportunity is one that we or our subsidiaries might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. Our certificate of incorporation may not be amended to eliminate our renunciation of any such corporate opportunity arising prior to the date of any such amendment.
INEOS may from time to time acquire and hold interests in businesses that compete directly or indirectly with us, or may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if INEOS allocates attractive corporate opportunities to themselves or their affiliates instead of to us.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table contains information about purchases of our common stock, excluding excise tax, during the second quarter of 2023:

	Total Number of Shares of Common Stock Purchased		Average Price Paid per Share of Common Stock (1)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Dollar Value) of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (in thousands)

April 1, 2023—April 30, 2023	—		$—	—	$—
May 1, 2023—May 31, 2023	4,000,000	(2)	$10.88	4,000,000	$239,925
June 1, 2023—June 30, 2023	—		$—	—	$—
Total	4,000,000

(1)Excludes brokerage commissions and other costs of execution.
(2)In April 2022, our Board of Directors approved and announced a new stock repurchase program authorizing the repurchase of up to $450 million of the Company’s outstanding common stock over the next four years. This program is expected to be funded using cash on hand and cash generated from operations. We primarily expect to conduct the repurchase program through negotiated transactions with the Company’s equity sponsors, as well as through open market repurchases or other means, including through Rule 10b-18 trading plans or through the use of other techniques such as accelerated share repurchases. The actual timing, number and nature of shares repurchased will depend on a variety of factors, including stock, price, trading volume, and general business and market conditions. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be amended, suspended or discontinued at any time at our discretion.
During the three months ended June 30, 2023, the Company repurchased 4,000,000 shares of its common stock from the underwriter pursuant to the stock repurchase program in connection with a secondary offering of the Company’s common stock in May 2023 at a price of $10.88 per share for a total of $43.5 million. As of June 30, 2023, $239.9 million was available for additional share repurchases under the program.

ITEM 5.    OTHER INFORMATION.
Trading Arrangements
During the three months ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408(a) of Regulation S-K.

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
101
The following materials from the Quarterly Report on Form 10-Q of Ecovyst Inc. for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags

104	The cover page from the Quarterly Report on Form 10-Q of Ecovyst Inc. for the quarter ended June 30, 2023, formatted in Inline XBRL and included as Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecovyst Inc.

Date:	August 8, 2023	By:	/s/ MICHAEL FEEHAN
Michael Feehan
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)