Form 10-Q
period 2023-09-30
Ecovyst Inc.
filed 2023-11-03
CIK 1708035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of October 31, 2023 was 116,116,895.

Ecovyst Inc.

INDEX—FORM 10-Q
September 30, 2023

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Sales	$173,326	$232,533	$518,310	$637,419
Cost of goods sold	120,142	164,864	367,662	462,156
Gross profit	53,184	67,669	150,648	175,263
Selling, general and administrative expenses	16,945	21,460	59,460	67,779
Other operating expense, net	4,310	7,673	17,288	25,101
Operating income	31,929	38,536	73,900	82,383
Equity in net (income) from affiliated companies	(4,708)	(3,169)	(16,305)	(17,422)
Interest expense, net	11,811	9,542	30,812	26,880
Other expense, net	361	1,872	543	2,497
Income before income taxes	24,465	30,291	58,850	70,428
Provision for income taxes	7,891	8,966	17,625	21,983
Net income	$16,574	$21,325	$41,225	$48,445

Net income per share:
Basic income per share	$0.14	$0.16	$0.35	$0.36
Diluted income per share	$0.14	$0.16	$0.34	$0.35

Weighted average shares outstanding:
Basic	116,446,085	132,622,105	119,042,161	136,115,598
Diluted	117,374,347	134,096,839	120,417,132	137,666,215
See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$16,574	$21,325	$41,225	$48,445
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits	(213)	(962)	228	(1,040)
Net gain (loss) from hedging activities	1,128	9,141	(1,393)	27,620
Foreign currency translation	(3,112)	(7,207)	(99)	(17,506)
Total other comprehensive income (loss)	(2,197)	972	(1,264)	9,074
Comprehensive income	$14,377	$22,297	$39,961	$57,519

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$38,317	$110,920
Accounts receivable, net	83,793	74,758
Inventories, net	48,263	44,362
Derivative assets	16,374	18,510
Prepaid and other current assets	17,570	19,154
Total current assets	204,317	267,704
Investments in affiliated companies	441,769	436,013
Property, plant and equipment, net	580,809	584,889
Goodwill	403,368	403,163
Other intangible assets, net	119,522	129,932
Right-of-use lease assets	26,431	28,265
Other long-term assets	36,609	34,587
Total assets	$1,812,825	$1,884,553
LIABILITIES
Current maturities of long-term debt	$9,000	$9,000
Accounts payable	32,308	40,019
Operating lease liabilities—current	8,503	8,155
Accrued liabilities	50,611	72,229
Total current liabilities	100,422	129,403
Long-term debt, excluding current portion	860,668	865,870
Deferred income taxes	134,828	136,184
Operating lease liabilities—noncurrent	17,871	20,021
Other long-term liabilities	21,180	25,846
Total liabilities	1,134,969	1,177,324
Commitments and contingencies (Note 15)
EQUITY
Common stock ($0.01 par); authorized shares 450,000,000; issued shares 140,744,045 and 139,571,272 on September 30, 2023 and December 31, 2022, respectively; outstanding shares 116,116,895 and 122,186,238 on September 30, 2023 and December 31, 2022, respectively	1,407	1,396
Preferred stock ($0.01 par); authorized shares 50,000,000; no shares issued or outstanding on September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,099,216	1,091,475
Accumulated deficit	(200,785)	(242,010)
Treasury stock, at cost; shares 24,627,150 and 17,385,034 on September 30, 2023 and December 31, 2022, respectively	(226,710)	(149,624)
Accumulated other comprehensive income	4,728	5,992
Total equity	677,856	707,229
Total liabilities and equity	$1,812,825	$1,884,553

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock	Additional paid-in capital	(Accumulated deficit)	Treasury stock, at cost	Accumulated other comprehensive income	Total
Balance, December 31, 2022	$1,396	$1,091,475	$(242,010)	$(149,624)	$5,992	$707,229
Net loss	—	—	(1,471)	—	—	(1,471)
Other comprehensive loss	—	—	—	—	(5,759)	(5,759)
Repurchases of common shares	—	—	—	(29,850)	—	(29,850)
Tax withholdings on equity award vesting	—	—	—	(866)	—	(866)
Stock compensation expense	—	4,756	—	—	—	4,756
Shares issued under equity incentive plan, net of forfeitures	10	102	—	—	—	112
Balance, March 31, 2023	$1,406	$1,096,333	$(243,481)	$(180,340)	$233	$674,151
Net income	—	—	26,122	—	—	26,122
Other comprehensive income	—	—	—	—	6,692	6,692
Repurchases of common shares	—	—	—	(43,524)	—	(43,524)
Excise tax on repurchases of common shares	—	—	—	(630)	—	(630)
Stock compensation expense	—	4,739	—	—	—	4,739
Shares issued under equity incentive plan, net of forfeitures	1	213	—	—	—	214
Balance, June 30, 2023	$1,407	$1,101,285	$(217,359)	$(224,494)	$6,925	$667,764
Net income	—	—	16,574	—	—	16,574
Other comprehensive loss	—	—	—	—	(2,197)	(2,197)
Repurchases of common shares	—	—	—	(5,344)	—	(5,344)
Tax withholdings on equity award vesting	—	—	—	(2,506)	—	(2,506)
Excise tax on repurchases of common shares	—	—	—	(8)	—	(8)
Stock compensation expense	—	3,392	—	—	—	3,392
Shares issued under equity incentive plan, net of forfeitures	—	(5,461)	—	5,642	—	181
Balance, September 30, 2023	$1,407	$1,099,216	$(200,785)	$(226,710)	$4,728	$677,856

	Common stock	Additional paid-in capital	(Accumulated deficit)	Treasury stock, at cost	Accumulated other comprehensive income (loss)	Total
Balance, December 31, 2021	$1,378	$1,073,409	$(315,707)	$(12,551)	$(5,792)	$740,737
Net income	—	—	7,875	—	—	7,875
Other comprehensive income	—	—	—	—	11,378	11,378
Tax withholdings on equity award vesting	—	—	—	(332)	—	(332)
Stock compensation expense	—	5,946	—	—	—	5,946
Shares issued under equity incentive plan, net of forfeitures	18	9	—	—	—	27
Balance, March 31, 2022	$1,396	$1,079,364	$(307,832)	$(12,883)	$5,586	$765,631
Net income	—	—	19,245	—	—	19,245
Other comprehensive loss	—	—	—	—	(3,276)	(3,276)
Repurchases of common shares	—	—	—	(8,842)	—	(8,842)
Stock compensation expense	—	5,409	—	—	—	5,409
Shares issued under equity incentive plan, net of forfeitures	—	17	—	—	—	17
Balance, June 30, 2022	$1,396	$1,084,790	$(288,587)	$(21,725)	$2,310	$778,184
Net income	—	—	21,325	—	—	21,325
Other comprehensive income	—	—	—	—	972	972
Repurchase of common shares	—	—	—	(64,869)	—	(64,869)
Stock compensation expense	—	3,872	—	—	—	3,872
Shares issued under equity incentive plan, net of forfeitures	(1)	42	—	—	—	41
Balance, September 30, 2022	$1,395	$1,088,704	$(267,262)	$(86,594)	$3,282	$739,525

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$41,225	$48,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51,920	48,256
Amortization	10,536	10,547
Amortization of deferred financing costs and original issue discount	1,548	1,515
Foreign currency exchange (gain) loss	(41)	2,179
Deferred income tax provision	(1,011)	12,454
Net loss on asset disposals	3,326	1,174
Stock compensation	12,547	17,419
Equity in net income from affiliated companies	(16,305)	(17,422)
Dividends received from affiliated companies	10,000	30,000
Other, net	(5,270)	(2,603)
Working capital changes that provided (used) cash:
Receivables	(8,939)	(28,443)
Inventories	(3,909)	3,206
Prepaids and other current assets	856	(5,223)
Accounts payable	(3,694)	1,954
Accrued liabilities	(19,383)	(14,133)
Net cash provided by operating activities	73,406	109,325

Cash flows from investing activities:
Purchases of property, plant and equipment	(53,642)	(39,474)
Payments for business divestiture, net of cash	—	(3,744)
Business combinations, net of cash acquired	—	(488)
Other, net	—	81
Net cash used in investing activities	(53,642)	(43,625)

Cash flows from financing activities:
Draw down of revolving credit facilities	14,500	—
Repayments of revolving credit facilities	(14,500)	—
Repayments of long-term debt	(6,750)	(6,750)
Repurchases of common shares	(78,717)	(73,711)
Tax withholdings on equity award vesting	(3,372)	(332)
Repayment of financing obligation	(2,087)	(1,849)
Other, net	457	84
Net cash used in financing activities	(90,469)	(82,558)

Effect of exchange rate changes on cash and cash equivalents	(1,898)	(2,585)
Net change in cash and cash equivalents	(72,603)	(19,443)
Cash and cash equivalents at beginning of period	110,920	140,889
Cash and cash equivalents at end of period	$38,317	$121,446
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Net income for the nine months ended September 30, 2023 increased by $1,390 from adjustments for the Company’s interest rate cap agreements related to prior year interest expense amortization. The impact of this adjustment was not material to the consolidated financial statements for any prior quarterly or annual periods, and is not expected to be material to the current annual period.
2. New Accounting Standards:
Recently Adopted Accounting Standards
In October 2023, the Financial Accounting Standards Board (“FASB”) issued guidance to amend either presentation or disclosure requirements related to fourteen subtopics in the FASB Accounting Standards Codification, that are currently in the SEC Regulation S-X or Regulation S-K. The new guidance was issued in response to the SEC’s ruling on disclosure simplification. For entities subject to existing SEC disclosure requirements, the effective date of each amendment of the topics will be the date that the SEC removes the related disclosure from Regulation S-X or Regulation S-K. The guidance must be applied prospectively, with no early adoption permitted for entities subject to those existing SEC disclosures. The Company is currently evaluating the impact of the new guidance as it pertains to the fourteen subtopics that would impact the business and will apply prospectively once in effect.
In August 2023, the FASB issued guidance for entities that meet the definition of a joint venture or a corporate joint venture, to adopt a new basis of accounting upon the formation of the joint venture. The new guidance requires the initial measurement of contributed net assets and liabilities at fair value on the formation date, recognition of goodwill for the difference between the fair value of the joint venture’s equity and net assets, and disclosures about the nature and financial impact of the transaction. The new guidance requires prospective application and is effective for all joint ventures that are formed on or after January 1, 2025, with early adoption permitted. Joint ventures that formed before January 1, 2025 may elect to retrospectively apply the new guidance. The Company will apply the guidance to any new joint ventures formed after the effective date.
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
• Sulfuric derivatives for nylon production

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following tables disaggregate the Company’s sales, by segment and end uses, for the three and nine months ended September 30, 2023 and 2022, respectively:

	Three months ended September 30, 2023
	Ecoservices	Catalyst Technologies(2)	Total
Clean fuels, emission control & other	$8,393	$—	$8,393
Polymers & engineered plastics	—	25,697	25,697
Regeneration and treatment services(1)	87,692	—	87,692
Industrial, mining & automotive	51,544	—	51,544
Total segment sales	$147,629	$25,697	$173,326

	Three months ended September 30, 2022
	Ecoservices	Catalyst Technologies(2)	Total
Clean fuels, emission control & other	$7,991	$—	$7,991
Polymers & engineered plastics	—	36,859	36,859
Regeneration and treatment services(1)	92,676	—	92,676
Industrial, mining & automotive	95,007	—	95,007
Total segment sales	$195,674	$36,859	$232,533

	Nine months ended September 30, 2023
	Ecoservices	Catalyst Technologies(2)	Total
Clean fuels, emission control & other	$21,559	$—	$21,559
Polymers & engineered plastics	—	74,877	74,877
Regeneration and treatment services(1)	274,529	—	274,529
Industrial, mining & automotive	147,345	—	147,345
Total segment sales	$443,433	$74,877	$518,310

	Nine months ended September 30, 2022
	Ecoservices	Catalyst Technologies(2)	Total
Clean fuels, emission control & other	$22,474	$—	$22,474
Polymers & engineered plastics	—	94,716	94,716
Regeneration and treatment services(1)	253,793	—	253,793
Industrial, mining & automotive	266,436	—	266,436
Total segment sales	$542,703	$94,716	$637,419

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
The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 12)	$32,178	$—	$32,178	$—

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 12)	$34,374	$—	$34,374	$—
Derivative liabilities:
Interest rate caps (Note 12)	$2,071	$—	$2,071	$—

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
As of September 30, 2023, the Company had interest rate caps that were fair valued using Level 2 inputs. In addition, the Company applies a credit valuation adjustment to reflect credit risk which is calculated based on credit default swaps. To the extent that the Company’s net exposure under a specific master agreement is an asset, the Company utilizes the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company utilizes a default swap rate comparable to Ecovyst. The credit valuation adjustment is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the Company’s liabilities or that a market participant would be willing to pay for the Company’s assets.
5. Stockholders' Equity:
Accumulated Other Comprehensive Income (Loss)
The following tables present the tax effects of each component of other comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022, respectively:

	Three months ended September 30,
	2023			2022
	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount
Defined benefit and other postretirement plans:
Net prior service credit (cost)	$(31)	$8	$(23)	$(53)	$13	$(40)
Net gain (loss)	(253)	63	(190)	(1,226)	304	(922)
Benefit plans, net	(284)	71	(213)	(1,279)	317	(962)
Net gain (loss) from hedging activities	1,247	(119)	1,128	12,188	(3,047)	9,141
Foreign currency translation	(3,112)	—	(3,112)	(7,207)	—	(7,207)
Other comprehensive income (loss)	$(2,149)	$(48)	$(2,197)	$3,702	$(2,730)	$972

	Nine months ended September 30,
	2023			2022
	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount
Defined benefit and other postretirement plans:
Net prior service credit (cost)	$(94)	$23	$(71)	$(158)	$39	$(119)
Net gain (loss)	398	(99)	299	(1,225)	304	(921)
Benefit plans, net	304	(76)	228	(1,383)	343	(1,040)
Net gain (loss) from hedging activities	(1,998)	605	(1,393)	36,827	(9,207)	27,620
Foreign currency translation	(99)	—	(99)	(17,506)	—	(17,506)
Other comprehensive income (loss)	$(1,793)	$529	$(1,264)	$17,938	$(8,864)	$9,074

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the nine months ended September 30, 2023 and 2022, respectively:

	Defined benefit and other postretirement plans	Net gain (loss) from hedging activities	Foreign currency translation	Total
December 31, 2022	$(508)	$24,672	$(18,172)	$5,992
Other comprehensive income (loss) before reclassifications	207	12,057	(99)	12,165
Amounts reclassified from accumulated other comprehensive income(1)	21	(13,450)	—	(13,429)
Net current period other comprehensive income (loss)	228	(1,393)	(99)	(1,264)
September 30, 2023	$(280)	$23,279	$(18,271)	$4,728

December 31, 2021	$2,168	$290	$(8,250)	$(5,792)
Other comprehensive income (loss) before reclassifications	(1,157)	27,148	(17,506)	8,485
Amounts reclassified from accumulated other comprehensive income(1)	117	472	—	589
Net current period other comprehensive income (loss)	(1,040)	27,620	(17,506)	9,074
September 30, 2022	$1,128	$27,910	$(25,756)	$3,282

(1)See the following table for details about these reclassifications. Amounts in parentheses indicate debits.
The following table presents the reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2023 and 2022, respectively:

Details about Accumulated Other Comprehensive Income Components	Amounts reclassified from Accumulated Other Comprehensive Income(1)				Affected line item where Income is presented
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Amortization of defined benefit and other postretirement items:
Net prior service (credit) cost	$(31)	$(53)	$(94)	$(158)	Other (expense) income(2)
Net (gain) loss	21	1	48	3	Other (expense) income(2)
	(10)	(52)	(46)	(155)	Total before tax
	7	12	25	38	Tax benefit
	$(3)	$(40)	$(21)	$(117)	Net of tax

Gains and losses on cash flow hedges:
Interest rate caps	$6,048	$(29)	$17,933	$(627)	Interest expense
	(1,511)	7	(4,483)	155	Tax (expense) benefit
	$4,537	$(22)	$13,450	$(472)	Net of tax

Total reclassifications for the period	$4,534	$(62)	$13,429	$(589)	Net of tax

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
During the nine months ended September 30, 2023, the Company repurchased 541,494 shares on the open market at an average price of $9.85 per share, for a total of $5,333, excluding brokerage commissions and accrued excise tax. Additionally, in connection with secondary offerings of the Company’s common stock in March and May 2023, the Company repurchased 7,000,000 shares of its common stock sold in the offerings from the underwriters at a weighted average price of $10.48 per share concurrently with the closing of the offerings, for a total of $73,374, excluding accrued excise tax. As of September 30, 2023, $234,592 was available for additional share repurchases under the program.
During the nine months ended September 30, 2023, the Company accrued excise tax of $638 related to these repurchases, net of shares issued under the Company’s equity incentive program (see Note 17 to these condensed consolidated financial statements). This amount is included in accrued liabilities in the condensed consolidated balance sheet and is treated by the Company as a cost of the treasury stock transactions in equity.
During the nine months ended September 30, 2022, the Company repurchased 1,970,763 shares on the open market at an average price of $9.82 per share, for a total of $19,356, excluding brokerage commissions. Additionally, in connection with a secondary offering of the Company’s common stock in August 2022, the Company repurchased 6,500,000 shares of its common stock sold in the offering from underwriters at a price of $8.36 per share concurrently with the closing of the offering, for a total of $54,316.
Tax Withholdings on Equity Award Vesting
In connection with the vesting of restricted stock awards, restricted stock units and performance stock units, shares of common stock may be delivered to the Company by employees to satisfy withholding tax obligations at the instruction of the employee award holders. These transactions, when they occur, are accounted for as stock repurchases by the Company, with the shares returned to treasury stock at a cost representing the payment by the Company of the tax obligations on behalf of the employees in lieu of shares for the vesting unit. There were 315,635 and 32,058 shares delivered to the Company to cover tax payments for the nine months ended September 30, 2023 and 2022, respectively and the fair value of those shares withheld were $3,372 and $332 for the nine months ended September 30, 2023 and 2022, respectively.
6. Goodwill:
The change in the carrying amount of goodwill for the nine months ended September 30, 2023 is summarized as follows:

	Ecoservices	Catalyst Technologies	Total
Balance as of December 31, 2022	$326,589	$76,574	$403,163
Foreign exchange impact	—	205	205
Balance as of September 30, 2023	$326,589	$76,779	$403,368

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
7. Other Operating Expense, Net:
A summary of other operating expense, net is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Amortization expense	$2,645	$2,632	$7,924	$7,931
Transaction and other related costs	187	1,789	2,811	6,860
Restructuring, integration and business optimization costs(1)	310	2,338	2,438	8,011
Net loss on asset disposals	1,020	468	3,326	1,174
Other, net	148	446	789	1,125
	$4,310	$7,673	$17,288	$25,101

(1)During the three and nine months ended September 30, 2022, respectively, the Company’s results were impacted by costs associated with severance charges for certain former executives and employees.
8. Inventories, Net:
Inventories, net are classified and valued as follows:

	September 30, 2023	December 31, 2022
Finished products and work in process	$44,406	$39,909
Raw materials	3,857	4,453
	$48,263	$44,362
Valued at lower of cost or market:
LIFO basis	$28,157	$25,258
Valued at lower of cost and net realizable value:
FIFO or average cost basis	20,106	19,104
	$48,263	$44,362

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
9. Investments in Affiliated Companies:
The Company accounts for investments in affiliated companies under the equity method. Affiliated companies accounted for on the equity basis as of September 30, 2023 are as follows:

Company	Country	Percent ownership
Zeolyst International	USA	50%
Zeolyst C.V.	Netherlands	50%
Following is summarized information of the combined investments(1):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Sales	$81,115	$67,043	$236,200	$218,389
Gross profit	22,205	17,794	66,776	70,546
Operating income	12,414	10,228	39,916	44,340
Net income	12,617	9,540	42,189	44,448

(1)Summarized information of the combined investments is presented at 100%; the Company’s share of the net assets and net income of affiliates is calculated based on the percent ownership specified in the table above.
The Company’s investments in affiliated companies balance as of September 30, 2023 and December 31, 2022 includes net purchase accounting fair value adjustments of $226,215 and $231,017, respectively, related to a prior business combination, consisting primarily of goodwill and intangible assets such as customer relationships, technical know-how and trade names. Consolidated equity in net income from affiliates is net of $1,601 and $4,802 of amortization expense related to purchase accounting fair value adjustments for the three and nine months ended September 30, 2023, respectively. Consolidated equity in net income from affiliates is net of $1,601 and $4,802 of amortization expense related to purchase accounting fair value adjustments for the three and nine months ended September 30, 2022, respectively.
10. Property, Plant and Equipment:
A summary of property, plant and equipment, at cost, and related accumulated depreciation is as follows:

	September 30, 2023	December 31, 2022
Land	$96,686	$96,659
Buildings and improvements	83,346	82,061
Machinery and equipment	802,823	751,145
Construction in progress	47,974	56,448
	1,030,829	986,313
Less: accumulated depreciation	(450,020)	(401,424)
	$580,809	$584,889

Depreciation expense was $17,773 and $51,920 for the three and nine months ended September 30, 2023, respectively. Depreciation expense was $16,103 and $48,256 for the three and nine months ended September 30, 2022, respectively.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
11. Long-term Debt:
The summary of long-term debt is as follows:

	September 30, 2023	December 31, 2022
Senior Secured Term Loan Facility due June 2028 (the "2021 Term Loan Facility")	$879,750	$886,500
ABL Facility	—	—
Total debt	879,750	886,500
Original issue discount	(6,496)	(7,472)
Deferred financing costs	(3,586)	(4,158)
Total debt, net of original issue discount and deferred financing costs	869,668	874,870
Less: current portion	(9,000)	(9,000)
Total long-term debt, excluding current portion	$860,668	$865,870

In February 2023, the Company amended the 2021 Term Loan Facility to replace LIBOR with SOFR as the benchmark interest rate. Following this amendment, the 2021 Term Loan Facility bears interest at an adjusted term SOFR, which includes a credit spread adjustment of 10 basis points (with a 0.50% minimum floor) plus 2.75% per annum (or, depending on the Company’s first lien net leverage ratio, 2.50%). The interest rate on the 2021 Term Loan Facility was 7.97% as of September 30, 2023.
Also in February 2023, the Company amended its senior secured asset-based revolving credit facility (the “ABL Facility”) to replace LIBOR with SOFR as the benchmark interest rate. Following this amendment, the borrowings under the ABL Facility bear interest at a rate equal to an adjusted term SOFR rate or the base rate, which includes a credit spread adjustment of 10 basis points, plus a margin of between 1.25% to 1.75% or 0.25% to 0.75%, respectively. The interest rate on the ABL Facility was 8.75% as of September 30, 2023.
Fair Value of Debt
The fair value of a financial instrument is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of September 30, 2023 and December 31, 2022, the fair value of the senior secured term loan facility was $875,351 and $870,986, respectively. The fair value is classified as Level 2 based upon the fair value hierarchy (see Note 4 to these condensed consolidated financial statements for further information on fair value measurements).

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
The following table provides a summary of the Company’s interest rate cap agreements:

Financial instrument	Number of instruments	In effect as of September 30, 2023	Current notional amount of instruments in effect	Annuitized premium of instruments in effect
Interest rate cap	4	3	$650,000	$24,817

The current notional amounts of the three interest rate cap agreements in effect at September 30, 2023 are $250,000, $250,000 and $150,000. The Company entered into a $250,000 interest rate cap to mitigate interest rate volatility from August 2022 to October 2024, a $250,000 interest rate cap agreement to mitigate interest rate volatility from September 2023 to October 2025 and a $150,000 interest rate cap agreement to mitigate interest rate volatility from August 2023 to July 2024. The $150,000 interest rate cap agreement will increase to $175,000 to mitigate interest rate volatility from August 2024 to July 2026. The cap rate in effect at September 30, 2023 for all agreements in effect was 1.00%.
The Company has also entered into a forward starting interest rate cap agreement to mitigate interest volatility from November 2024 to October 2026.
In February 2023, the Company amended all existing interest rate cap agreements to replace LIBOR with SOFR as the benchmark interest rate, with all other terms of the agreements remaining the same. This amendment changed the previously annuitized premiums on the existing interest rate cap agreements.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The fair values of derivative instruments held as of September 30, 2023 and December 31, 2022, respectively are shown below:

	Balance sheet location	September 30, 2023	December 31, 2022
Derivative assets
Derivatives designated as cash flow hedges:
Interest rate caps	Prepaid and other current assets	$16,374	$18,510
Interest rate caps	Other long-term assets	15,804	15,864
Total derivative assets		$32,178	$34,374

Derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate caps	Other long-term liabilities	$—	$2,071
Total derivative liabilities		$—	$2,071

The following table shows the effect of the Company’s derivative instruments designated as cash flow hedges on AOCI for the three and nine months ended September 30, 2023 and 2022, respectively:

		Three months ended September 30,
		2023		2022
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$7,294	$6,048	$12,159	$(29)

		Nine months ended September 30,
		2023		2022
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$15,935	$17,933	$36,200	$(627)

The following table shows the effect of the Company’s cash flow hedge accounting on the condensed consolidated statements of income for the three and nine months ended September 30, 2023 and 2022, respectively:

	Location and amount of gain (loss) recognized in income on cash flow hedging relationships
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Total amounts of income and expense line items presented in the statement of income in which the effects of cash flow hedges are recorded in interest (expense) income	$(11,811)	$(9,542)	$(30,812)	$(26,880)
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of loss reclassified from AOCI into income	6,048	(29)	17,933	(627)

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The amount of unrealized losses in AOCI related to the Company’s cash flow hedges that is expected to be reclassified to the condensed consolidated statement of income over the next twelve months is $9,963 as of September 30, 2023.
13. Income Taxes:
The effective income tax rate for the three months ended September 30, 2023 was 32.3%, compared to 29.6% for the three months ended September 30, 2022. The effective income tax rate for the nine months ended September 30, 2023 was 29.9%, compared to 31.2% for the nine months ended September 30, 2022. The Company’s effective income tax rate fluctuated primarily due to a reduced discrete tax impact related to a stock compensation shortfall and a discrete tax benefit associated with state and local tax law changes.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the nine months ended September 30, 2023 was mainly due to state and local taxes, a discrete shortfall tax expense related to stock compensation, a discrete tax expense associated with the recording of accrued penalties and interest associated with historical uncertain tax positions, and a discrete tax benefit connected to state and local tax law changes.
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
Defined Benefit Pension Plans

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest cost	$863	$681	$2,590	$1,888
Expected return on plan assets	(826)	(380)	(2,479)	(2,599)
Settlement loss	22	38	50	38
Net periodic expense (benefit)	$59	$339	$161	$(673)

Other Postretirement Benefit Plan

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest cost	$6	$5	$18	$13
Amortization of prior service credit	(31)	(53)	(94)	(158)
Amortization of net loss	(1)	1	(2)	3
Net periodic benefit	$(26)	$(47)	$(78)	$(142)

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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
16. Reportable Segments:
Summarized financial information for the Company’s reportable segments is shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Sales:
Ecoservices	$147,629	$195,674	$443,433	$542,703
Catalyst Technologies(1)	25,697	36,859	74,877	94,716
Total	$173,326	$232,533	$518,310	$637,419

Adjusted EBITDA:(2)
Ecoservices	$54,674	$64,110	$151,598	$173,435
Catalyst Technologies(3)	16,360	19,272	54,718	57,676
Adjusted EBITDA from reportable segments	$71,034	$83,382	$206,316	$231,111

(1)Excludes the Company’s proportionate share of sales from the Zeolyst Joint Venture accounted for using the equity method (see Note 9 to these condensed consolidated financial statements for further information). The proportionate share of sales excluded is $36,958 and $103,721 for the three and nine months ended September 30, 2023, respectively. The proportionate share of sales excluded is $27,773 and $92,656 for the three and nine months ended September 30, 2022, respectively.
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
(3)The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $9,640 for the three months ended September 30, 2023, which includes $4,748 of equity in net income plus $1,601 of amortization of investment in affiliate step-up and $3,291 of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $31,270 for the nine months ended September 30, 2023, which includes $16,356 of equity in net income plus $4,802 of amortization of investment in affiliate step-up and $10,112 of joint venture depreciation, amortization and interest.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
A reconciliation of income before income taxes to Adjusted EBITDA is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Reconciliation of income before income taxes to Adjusted EBITDA from reportable segments
Income before income taxes	$24,465	$30,291	$58,850	$70,428
Interest expense, net	11,811	9,542	30,812	26,880
Depreciation and amortization	21,290	19,599	62,456	58,803
Unallocated corporate expenses	3,163	7,945	16,243	23,543
Joint venture depreciation, amortization and interest	3,292	3,917	10,112	12,004
Amortization of investment in affiliate step-up	1,601	1,601	4,802	4,802
Net loss on asset disposals	1,020	468	3,326	1,174
Foreign exchange loss (gain)	774	1,030	(362)	2,179
LIFO (benefit) expense	—	(436)	2,510	(4)
Transaction and other related costs	187	1,789	2,811	6,860
Equity-based compensation	3,477	4,740	12,547	17,419
Restructuring, integration and business optimization expenses	310	2,338	2,438	8,011
Other	(356)	558	(229)	(988)
Adjusted EBITDA from reportable segments	$71,034	$83,382	$206,316	$231,111

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
17. Stock-Based Compensation:
The Company has an equity incentive plan under which it grants common stock awards to employees, directors and affiliates of the Company. At September 30, 2023, 9,413,264 shares of common stock were available for issuance under the plan. The Company historically has settled these awards through the issuance of new shares. Beginning on July 1, 2023, the Company commenced reissuing shares from treasury in connection with the settlement of awards under its equity incentive plan.
Restricted Stock Units and Performance Stock Units
Restricted Stock Units
During the nine months ended September 30, 2023, the Company granted 1,195,835 restricted stock units under its equity incentive plan. Each restricted stock unit provides the recipient with the right to receive a share of common stock subject to graded vesting terms based on service, which for the awards granted during the nine months ended September 30, 2023, generally requires approximately one year of service for members of the Company’s board of directors and approximately three years of service for employees. The value of the restricted stock units granted during the nine months ended September 30, 2023 was based on the average of the high and low trading prices of the Company’s common stock on the NYSE on the preceding trading day, in accordance with the Company’s policy for valuing such awards. Compensation expense related to the restricted stock units is recognized on a straight-line basis over the respective vesting period.
Performance Stock Units
2023 Grants
During the nine months ended September 30, 2023, the Company granted 721,537 performance stock units (at target) under its equity incentive plan. The performance stock units granted during the nine months ended September 30, 2023 provide the recipients with the right to receive shares of common stock dependent on the achievement of a total shareholder return (“TSR”) goal, and are generally subject to the provision of service through the vesting date of the award. The performance period for the TSR goal is measured based on a three-year performance period from January 1, 2023 through December 31, 2025. The TSR goal is based on the Company’s actual TSR percentage increase over the performance period. Depending on the Company’s performance relative to the TSR goal, each performance stock unit award recipient is eligible to receive a percentage of the target number of shares granted to the recipient, ranging from zero to 200%. The performance stock units, to the extent earned, will vest on the date the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) certifies the achievement of the performance metric for the three-year period ending December 31, 2025, which will occur subsequent to the end of the performance period and after the Company files its annual consolidated financial statements for the year ending December 31, 2025.
The TSR goal is considered a market condition as opposed to a vesting condition. Because a market condition is not considered a vesting condition, it is reflected in the grant date fair value of the award and the associated compensation cost based on the fair value of the award is recognized over the performance period, regardless of whether the Company actually achieves the market condition or the level of achievement, as long as service is provided by the recipient. The Company used a Monte Carlo simulation to estimate the $12.28 weighted average fair value of the awards granted during the nine months ended September 30, 2023, with the following weighted average assumptions:

Expected dividend yield	—%
Risk-free interest rate	3.80%
Expected volatility	48.82%
Expected term (in years)	2.96

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
2020 Grants
In March 2023, the Compensation Committee certified the achievement of the performance metrics for the three-year period ended December 31, 2022, related to the performance stock units (“PSUs”) granted during the year ended December 31, 2020. Fifty percent of the target number of such PSUs could be earned depending on performance against a Company-specific financial performance target, and 50% of the target number of such PSUs could be earned depending on performance against a TSR goal, subject to the provision of service through the vesting date of the awards. The Company-specific financial performance target and the TSR goal were measured independently of each other, and each PSU award recipient was eligible to earn a percentage of the target number of shares granted to the recipient, ranging from zero to 200%. The awards vested during the nine months ended September 30, 2023 as follows: 53.3% of target with respect to the portion of the PSU award subject to the Company-specific financial measure, and 56.0% of target with respect to the portion of the PSU award subject to the TSR goal.
Award Activity
The following table summarizes the activity for the Company’s restricted stock units and performance stock units for the nine months ended September 30, 2023:

	Restricted Stock Units		Performance Stock Units
	Number of units	Weighted average grant date fair value (per share)	Number of units		Weighted average grant date fair value (per share)
Nonvested as of December 31, 2022	2,464,718	$11.73	639,532	(1)	$16.32
Granted	1,195,835	$9.84	721,537		$12.28
Vested	(1,436,301)	$11.84	(200,204)		$20.48
Forfeited	(195,334)	$11.37	(183,864)		$19.50
Nonvested as of September 30, 2023	2,028,918	$10.57	977,001	(1)	$11.88

(1)Based on target.
During the nine months ended September 30, 2023, the Company also granted 5,081 restricted stock awards with a weighted average grant date fair value of $9.84 per share that immediately vested.
Stock-Based Compensation Expense
For the three months ended September 30, 2023 and 2022, stock-based compensation expense for the Company was $3,477 and $4,740, respectively. The associated income tax benefit recognized in the condensed consolidated statements of income for the three months ended September 30, 2023 and 2022 was $826 and $1,162, respectively. For the nine months ended September 30, 2023 and 2022, stock-based compensation expense for the Company was $12,547 and $17,419, respectively. The associated income tax benefit based on the applicable statutory rate recognized in the condensed consolidated statements of income for the nine months ended September 30, 2023 and 2022 was $2,980 and $4,271, respectively.
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
In addition to the forfeitures described above, 328,677 vested stock options expired unexercised during the nine months ended September 30, 2023. Cash proceeds received by the Company from the exercise of stock options were not material for the nine months ended September 30, 2023.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
As of September 30, 2023, unrecognized compensation cost was $13,205 for restricted stock units and $7,377 for performance stock units, and the weighted-average period over which these costs are expected to be recognized at September 30, 2023 was 2.02 years for the restricted stock units and 2.31 years for the performance stock units.
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
The reconciliation from basic to diluted weighted average shares outstanding is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Weighted average shares outstanding – Basic	116,446,085	132,622,105	119,042,161	136,115,598
Dilutive effect of unvested common shares and restricted stock units with service conditions, performance stock units considered probable of vesting and assumed stock option exercises and conversions	928,262	1,474,734	1,374,971	1,550,617
Weighted average shares outstanding – Diluted	117,374,347	134,096,839	120,417,132	137,666,215

Basic and diluted income per share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$16,574	$21,325	$41,225	$48,445

Denominator:
Weighted average shares outstanding – Basic	116,446,085	132,622,105	119,042,161	136,115,598
Weighted average shares outstanding – Diluted	117,374,347	134,096,839	120,417,132	137,666,215

Net income per share:
Basic income per share	$0.14	$0.16	$0.35	$0.36
Diluted income per share	$0.14	$0.16	$0.34	$0.35

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The table below presents the details of the Company’s weighted average equity-based awards outstanding during each respective period that were excluded from the calculation of diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Restricted stock awards with performance only targets not achieved	—	505,439	65,966	574,048
Stock options with performance only targets not achieved	—	300,788	68,890	316,187
Anti-dilutive restricted stock units and performance stock units	—	487,322	—	19,306
Anti-dilutive stock options	454,461	751,539	556,114	788,509
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
19. Supplemental Cash Flow Information:
The following table presents supplemental cash flow information for the Company:

	Nine months ended September 30,
	2023	2022
Cash paid during the period for:
Income taxes, net of refunds	$19,019	$24,367
Interest(1)	28,466	24,390
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the period end	589	4,993
Non-cash financing activity:
Accrued excise tax on share repurchases (Note 5)	638	—
Right-of-use assets obtained in exchange for new lease liabilities (non-cash):
Operating leases	8,048	6,187

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
Ecoservices: We are a leading provider of sulfuric acid recycling to the North American refining industry for the production of alkylate, an essential gasoline component for lowering vapor pressure and increasing octane to meet stringent gasoline specifications and fuel efficiency standards. We are also a leading North American producer of on-purpose virgin sulfuric acid for water treatment, mining and industrial applications.
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
Stock Repurchase Program
On April 27, 2022, the Board approved a stock repurchase program that authorized the Company to purchase up to $450 million of the Company’s common stock over the four-year period from the date of approval. For the nine months ended September 30, 2023, the Company repurchased 541,494 shares on the open market at an average price of $9.85, for a total of $5.3 million, excluding brokerage commissions and accrued excise tax. Additionally, in connection with secondary offerings of the Company’s common stock in March and May 2023, the Company repurchased 7,000,000 shares of its common stock sold in the offerings from the underwriters at a weighted average price of $10.48 per share concurrently with the closing of the offerings, for a total of $73.4 million, excluding accrued excise tax.
As of September 30, 2023, $234.6 million was available for additional share repurchases under the program.
For the nine months ended September 30, 2022, the Company repurchased 1,970,763 shares on the open market at an average price of $9.82, for a total of $19.4 million, excluding brokerage commissions. Additionally, in connection with a secondary offering of the Company’s common stock in August 2022, the Company repurchased 6,500,000 shares of its common stock sold in the offering from the underwriters at a price of $8.36 per share concurrently with the closing of the offering, for a total of $54.3 million.

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
Key Factors and Trends Affecting Operating Results and Financial Condition
Sales
Overall, our Ecoservices and Catalyst Technologies segments continued to benefit from positive demand trends for our products and services in the industries we serve. Strong domestic and export demand for refined products continued to support high refinery utilization rates, while more stringent gasoline standards and growing demand for premium gasoline to power higher-compression and turbocharged engines continued to drive demand for alkylate and for our regeneration services. In addition, demand for virgin sulfuric acid across a wide range of industrial applications remained favorable. However, sales in our Ecoservices segment were impacted primarily by unplanned production downtime at our sites, which adversely impacted sales and maintenance costs in 2023. During the second quarter of 2023, we began to see a slowdown in global polyethylene demand impact the sales of our silica-based catalyst, while still seeing increasing demand for renewable fuels and more stringent regulation in traditional fuels, and in emission control applications.
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
Joint Venture
We account for our investments in our equity joint ventures under the equity method. Our joint venture, the Zeolyst Joint Venture, manufactures high-performance, specialty, zeolite-based catalysts, used in emission control, refining and petrochemical industry applications and by the broader chemicals industry. Demand for the Zeolyst Joint Venture products fluctuates based upon the timing of our customer’s fixed bed catalyst replacements. We share proportionally in the management of our joint venture with the other parties to such joint venture.
Seasonality
Our regeneration services product group, which is a part of our Ecoservices segment, typically experiences seasonal fluctuations as a result of higher demand for gasoline products in the summer months and lower demand in the winter months. These demand fluctuations generally result in higher sales and working capital requirements in the second and third quarter.
Foreign Currency
As a global business, we are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. We operate in various geographies with approximately 6% of our sales for the nine months ended September 30, 2023 and for the year ended December 31, 2022 in currencies other than the U.S. dollar. Because our consolidated financial results are reported in U.S. dollars, sales or earnings generated in currencies other than the U.S. dollar can result in a significant increase or decrease in the amount of those sales and earnings when translated to U.S. dollars. The foreign currency to which we have the most significant exchange rate exposure is the British pound.

Results of Operations
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Highlights
The following is a summary of our financial performance for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Sales
•Sales decreased $59.2 million to $173.3 million. The decrease in sales was primarily due to the result of the pass-through of lower sulfur costs within our virgin sulfuric acid product group and lower sales volume.
Gross Profit
•Gross profit decreased $14.5 million to $53.2 million. The decrease in gross profit was primarily due to lower sales volume and higher manufacturing costs.
Operating Income
•Operating income decreased by $6.5 million to $32.0 million. The decrease in operating income was due to a decrease in gross profit, offset by lower selling, general and administrative expenses and other operating expenses.
Equity in Net Income of Affiliated Companies
•Equity in net income of affiliated companies for the three months ended September 30, 2023 was $4.7 million, compared to $3.2 million for the three months ended September 30, 2022. The increase of $1.5 million was due to higher earnings generated by the Zeolyst Joint Venture for the three months ended September 30, 2023, driven by higher sales volume of catalyst used in the production of renewable fuels and hydrocracking catalysts.

The following is our unaudited condensed consolidated statements of income and a summary of financial results for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,		Change
	2023	2022	$	%
	(in millions, except percentages)
Sales	$173.3	$232.5	$(59.2)	(25.5)%
Cost of goods sold	120.1	164.8	(44.7)	(27.1)%
Gross profit	53.2	67.7	(14.5)	(21.4)%
Gross profit margin	30.7%	29.1%
Selling, general and administrative expenses	16.9	21.5	(4.6)	(21.4)%
Other operating expense, net	4.3	7.7	(3.4)	(44.2)%
Operating income	32.0	38.5	(6.5)	(16.9)%
Operating income margin	18.4%	16.6%
Equity in net (income) from affiliated companies	(4.7)	(3.2)	(1.5)	46.9%
Interest expense, net	11.8	9.5	2.3	24.2%
Other expense, net	0.4	1.9	(1.5)	(78.9)%
Income before income taxes	24.5	30.3	(5.8)	(19.1)%
Provision for income taxes	7.9	9.0	(1.1)	(12.2)%
Effective tax rate	32.3%	29.6%
Net income	$16.6	$21.3	$(4.7)	(22.1)%
Sales

	Three months ended September 30,		Change
	2023	2022	$	%
	(in millions, except percentages)
Sales:
Ecoservices	$147.6	$195.7	$(48.1)	(24.6)%
Catalyst Technologies	25.7	36.8	(11.1)	(30.2)%
Total sales	$173.3	$232.5	$(59.2)	(25.5)%

Ecoservices: Sales in Ecoservices for the three months ended September 30, 2023 were $147.6 million, a decrease of $48.1 million, or 24.6%, compared to sales of $195.7 million for the three months ended September 30, 2022. The decrease in sales was due to lower sales volume of $9.3 million and lower average selling prices of $38.8 million, inclusive of the negative impact associated with the pass-through of lower sulfur costs of approximately $39 million.
Lower average selling prices were primarily a result of the pass-through of lower sulfur costs of approximately $39 million within our virgin sulfuric acid product group. The decrease in sales volume was primarily related to the lower end use demand of virgin sulfuric acid, primarily into the production of nylon intermediates during the quarter.
Catalyst Technologies: Sales in Catalyst Technologies for the three months ended September 30, 2023 were $25.7 million, a decrease of $11.1 million, or 30.2%, compared to sales of $36.8 million for the three months ended September 30, 2022. Of the decrease in sales, $13.3 million was associated with lower sales volume, which was partially offset by higher average selling prices of $1.5 million and $0.7 million of favorable foreign exchange.
The decrease in sales volume was primarily driven by lower end use demand for polyethylene catalysts associated with destocking and lower customer operating rates and the absence of certain niche custom catalyst sales realized in the third quarter of 2022 that did not occur in the third quarter of 2023. Higher average selling prices was driven by the implemented price increases.

Gross Profit
Gross profit for the three months ended September 30, 2023 was $53.2 million, a decrease of $14.5 million, or 21.4%, compared to $67.7 million for the three months ended September 30, 2022. The decrease in gross profit was primarily due to unfavorable manufacturing costs, including higher variable and maintenance costs, and lower sales volume of $0.9 million, partially offset by favorable average selling prices of $1.7 million, exclusive of the pass-through of lower sulfur costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2023 were $16.9 million, a decrease of $4.6 million, compared to $21.5 million for the three months ended September 30, 2022. The decrease in selling, general and administrative expenses was primarily due to a decrease in other compensation-related expenses of $3.9 million and a decrease in stock compensation of $1.3 million due to fewer overall awards granted and outstanding for the three months ended September 30, 2023 as compared to the prior year period. This was partly offset by an increase in professional fees of $1.1 million primarily related to consulting and recruiting charges.
Other Operating Expense, Net
Other operating expense, net for the three months ended September 30, 2023 was $4.3 million, a decrease of $3.4 million, compared to $7.7 million for the three months ended September 30, 2022. The decrease in other operating expense, net was primarily due to $2.0 million decrease in restructuring, integration and business optimization costs, driven by severance charges incurred in the prior period from contracts associated with former executives and a decrease of $1.6 million in transactions costs, primarily associated with the sale of the Performance Chemicals business in 2021 and costs associated with share repurchases.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the three months ended September 30, 2023 was $4.7 million, compared to $3.2 million for the three months ended September 30, 2022. The increase was due to $1.5 million of higher earnings from the Zeolyst Joint Venture during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase in earnings from the Zeolyst Joint Venture was due to higher sales volume of catalyst used in the production of renewable fuels and hydrocracking catalysts.
Interest Expense, Net
Interest expense, net for the three months ended September 30, 2023 was $11.8 million, an increase of $2.3 million, as compared to $9.5 million for the three months ended September 30, 2022. The increase in interest expense, net was primarily due to the year over year increase in variable rates, which was partially offset by lower outstanding debt during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022 and benefits associated with the interest rate caps.
Other Expense, Net
Other expense, net for the three months ended September 30, 2023 was $0.4 million, a change of $1.5 million, as compared to $1.9 million for the three months ended September 30, 2022. The decrease in other expense, net primarily relates to lower foreign currency exchange of $0.4 million mainly related to the non-permanent intercompany debt denominated in local currency and translated to the U.S. dollar, a lower net periodic benefit for the defined benefit pension and postretirement plans of $0.3 million and $0.4 million in other income.
Provision for Income Taxes
The provision for income taxes for the three months ended September 30, 2023 was $7.9 million, compared to a $9.0 million provision for the three months ended September 30, 2022. The effective income tax rate for the three months ended September 30, 2023 was 32.3%, compared to 29.6% for the three months ended September 30, 2022.
The Company’s quarter over quarter effective income tax rate has fluctuated primarily due to the impact of the Section 162m Compensation disallowance on the Company’s annualized effective tax rate, discrete tax benefit related to a stock compensation shortfall and a discrete tax benefit associated with state and local tax law changes. The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended September 30, 2023 was mainly due to state and local taxes, a discrete shortfall tax expense related to stock compensation, a discrete tax expense associated with the recording of accrued penalties and interest associated with historical uncertain tax positions, and a discrete tax benefit connected to state and local tax law changes.

Net Income
For the foregoing reasons, net income was $16.6 million for the three months ended September 30, 2023, compared to $21.3 million for the three months ended September 30, 2022.
Adjusted EBITDA
Summarized Adjusted EBITDA information is shown below in the following table:

	Three months ended September 30,		Change
	2023	2022	$	%
	(in millions, except percentages)
Adjusted EBITDA:(1)
Ecoservices	$54.7	$64.1	$(9.4)	(14.7)%
Catalyst Technologies(2)	16.4	19.3	(2.9)	(15.0)%
Unallocated corporate expenses	(3.2)	(8.0)	4.8	(60.0)%
Total	$67.9	$75.4	$(7.5)	(9.9)%

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
(2)The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment was $9.6 million for the three months ended September 30, 2023, which includes $4.7 million of equity in net income, excluding $1.6 million of amortization of investment in affiliate step-up plus $3.3 million of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment was $8.7 million for the three months ended September 30, 2022, which includes $3.2 million of equity in net income, excluding $1.6 million of amortization of investment in affiliate step-up plus $3.9 million of joint venture depreciation, amortization and interest.
Ecoservices: Adjusted EBITDA for the three months ended September 30, 2023 was $54.7 million, a decrease of $9.4 million, or 14.7%, compared to $64.1 million for the three months ended September 30, 2022. The decrease in Adjusted EBITDA was a result of lower virgin sulfuric acid sales volume and higher costs associated with increased maintenance and networking costs arising from production downtime in July at our Dominguez site.
Catalyst Technologies: Adjusted EBITDA for the three months ended September 30, 2023 was $16.4 million, a decrease of $2.9 million, or 15.0%, compared to $19.3 million for the three months ended September 30, 2022. The decrease in Adjusted EBITDA was primarily a result of lower sales of silica-based catalysts, partially offset by the impact of higher sales in the Zeolyst Joint Venture and higher pricing.

A reconciliation of net income to Adjusted EBITDA is as follows:

	Three months ended September 30,
	2023	2022
	(in millions)
Reconciliation of net income to Adjusted EBITDA
Net income	$16.6	$21.3
Provision for income taxes	7.9	9.0
Interest expense, net	11.8	9.5
Depreciation and amortization	21.3	19.6
EBITDA	57.6	59.4
Joint venture depreciation, amortization and interest(a)	3.3	3.9
Amortization of investment in affiliate step-up(b)	1.6	1.6
Net loss on asset disposals(c)	1.0	0.5
Foreign currency exchange loss(d)	0.8	1.0
LIFO benefit(e)	—	(0.4)
Transaction and other related costs(f)	0.2	1.8
Equity-based compensation	3.5	4.7
Restructuring, integration and business optimization expenses(g)	0.3	2.3
Other(h)	(0.4)	0.6
Adjusted EBITDA	$67.9	$75.4

(a)We use Adjusted EBITDA as a performance measure to evaluate our financial results. Because our Catalyst Technologies segment includes our 50% interest in the Zeolyst Joint Venture, we include an adjustment for our 50% proportionate share of depreciation, amortization and interest expense of the Zeolyst Joint Venture.
(b)Represents the amortization of the fair value adjustments associated with the equity affiliate investment in the Zeolyst Joint Venture as a result of the combination of the businesses of PQ Holdings Inc. and Eco Services Operations LLC in May 2016. We determined the fair value of the equity affiliate investment and the fair value step-up was then attributed to the underlying assets of the Zeolyst Joint Venture. Amortization is primarily related to the fair value adjustments associated with intangible assets, including customer relationships and technical know-how.
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

Adjusted Net Income
Summarized adjusted net income information is shown below in the following table:

	Three months ended September 30,
	2023			2022
	Pre-tax	Tax expense (benefit)	After-tax	Pre-tax	Tax expense (benefit)	After-tax
	(in millions)
Reconciliation of net income to Adjusted Net Income(1)(2)
Net income	$24.5	$7.9	$16.6	$30.3	$9.0	$21.3
Amortization of investment in affiliate step-up(b)	1.6	0.5	1.1	1.6	0.5	1.1
Net loss on asset disposals(c)	1.0	0.3	0.7	0.5	0.2	0.3
Foreign currency exchange loss(d)	0.8	0.2	0.6	1.0	0.2	0.8
LIFO benefit(e)	—	—	—	(0.4)	(0.1)	(0.3)
Transaction and other related costs(f)	0.2	0.1	0.1	1.8	0.5	1.3
Equity-based compensation	3.5	0.3	3.2	4.7	0.1	4.6
Restructuring, integration and business optimization expenses(g)	0.3	0.1	0.2	2.3	0.7	1.6
Other(h)	(0.4)	(0.1)	(0.3)	0.6	0.2	0.4
Adjusted Net Income	$31.5	$9.3	$22.2	$42.4	$11.3	$31.1

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
The adjustments to net income are shown net of applicable tax rates as determined by the calculation of our quarterly tax provision under interim financial reporting for the three months ended September 30, 2023 and September 30, 2022, except for the foreign currency exchange (gain) loss and equity-based compensation. The tax effect on equity-based compensation is derived by removing the tax effect of any equity-based compensation expense disallowed as a result of its inclusion within IRC Sec. 162(m), and adding the tax effect of equity-based stock compensation shortfall recorded as a discrete item. The tax effect of the foreign currency exchange (gain) loss is derived from tax effecting the actual year to date foreign currency exchange (gain) loss by the respective local country statutory rates which is recorded as a discrete item.

Results of Operations
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Highlights
The following is a summary of our financial performance for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Sales
•Sales decreased $119.1 million to $518.3 million. The decrease in sales was primarily due to lower sales volume and the result of the pass-through of lower sulfur costs within our virgin sulfuric acid product group.
Gross Profit
•Gross profit decreased $24.7 million to $150.6 million. The decrease in gross profit was primarily due to higher manufacturing costs and lower sales volume.
Operating Income
•Operating income decreased by $8.5 million to $73.9 million. The decrease in operating income was due to a decrease in gross profit, offset by lower selling, general and administrative expenses and other operating expenses.
Equity in Net Income of Affiliated Companies
•Equity in net income of affiliated companies for the nine months ended September 30, 2023 was $16.3 million, compared to $17.4 million for the nine months ended September 30, 2022. The decrease of $1.1 million was due to lower earnings from the Zeolyst Joint Venture during the nine months ended September 30, 2023.

The following is our unaudited condensed consolidated statements of income and a summary of financial results for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,		Change
	2023	2022	$	%
	(in millions, except percentages)
Sales	$518.3	$637.4	$(119.1)	(18.7)%
Cost of goods sold	367.7	462.2	(94.5)	(20.4)%
Gross profit	150.6	175.3	(24.7)	(14.1)%
Gross profit margin	29.1%	27.5%
Selling, general and administrative expenses	59.5	67.8	(8.3)	(12.2)%
Other operating expense, net	17.2	25.1	(7.9)	(31.5)%
Operating income	73.9	82.4	(8.5)	(10.3)%
Operating income margin	14.3%	12.9%
Equity in net (income) from affiliated companies	(16.3)	(17.4)	1.1	(6.3)%
Interest expense, net	30.8	26.9	3.9	14.5%
Other expense, net	0.6	2.5	(1.9)	(76.0)%
Income before income taxes	58.8	70.4	(11.6)	(16.5)%
Provision for income taxes	17.6	22.0	(4.4)	(20.0)%
Effective tax rate	29.9%	31.2%
Net income	$41.2	$48.4	$(7.2)	(14.9)%

Sales

	Nine months ended September 30,		Change
	2023	2022	$	%
	(in millions, except percentages)
Sales:
Ecoservices	$443.4	$542.7	$(99.3)	(18.3)%
Catalyst Technologies	74.9	94.7	(19.8)	(20.9)%
Total sales	$518.3	$637.4	$(119.1)	(18.7)%

Ecoservices: Sales in Ecoservices for the nine months ended September 30, 2023 were $443.4 million, a decrease of $99.3 million, or 18.3%, compared to sales of $542.7 million for the nine months ended September 30, 2022. The decrease in sales reflects lower sales volume of $60.3 million and the negative impact associated with the pass-through of sulfur costs of approximately $75 million, offset by higher average selling pricing of $39.0 million, after adjusting for the impact of the pass-through of sulfur costs.
Sales volume was lower primarily due to lower virgin sulfuric acid sales associated with the adverse impact of Winter Storm Elliott earlier in the year, extended maintenance turnaround activity at our facilities that limited our ability to produce inventory in advance of significant planned turnaround activity to meet customer demand, and lower end use demand of virgin sulfuric acid, primarily into the production of nylon intermediates during the nine months ended September 30, 2023.
Catalyst Technologies: Sales in Catalyst Technologies for the nine months ended September 30, 2023 were $74.9 million, a decrease of $19.8 million, or 20.9%, compared to sales of $94.7 million for the nine months ended September 30, 2022. The decrease in sales was due to lower sales volume of $26.0 million, lower average selling prices of $6.4 million and the unfavorable effects of foreign currency of $0.2 million.
The decrease in sales volume was primarily driven by lower end use demand for polyethylene catalysts during the nine months ended September 30, 2023. The lower average selling prices were driven by customer mix.
Gross Profit
Gross profit for the nine months ended September 30, 2023 was $150.6 million, a decrease of $24.7 million, or 14.1%, compared to $175.3 million for the nine months ended September 30, 2022. The decrease in gross profit is primarily driven by lower sales volume of $23.6 million as well as unfavorable manufacturing costs of $43.5 million, partially offset by favorable average selling prices of $42.4 million, exclusive of the pass-through of sulfur costs.
Sales volume was lower primarily due to lower virgin sulfuric acid sales and lower polyethylene catalysts sales. The unfavorable manufacturing costs was primarily driven by costs related to the extended maintenance turnaround activity, planned turnaround activity, and higher unplanned repair and maintenance costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2023 was $59.5 million, a decrease of $8.3 million, as compared to $67.8 million for the nine months ended September 30, 2022. The decrease in selling, general and administrative expenses was mainly due to a decrease in other compensation-related expenses of $7.3 million and a decrease in stock-based compensation expense of $4.9 million due to fewer overall awards granted and outstanding for the nine months ended September 30, 2023 as compared to the prior year period. This was partly offset by an increase in professional fees of $3.6 million primarily related to consulting and recruiting charges.
Other Operating Expense, Net
Other operating expense, net for the nine months ended September 30, 2023 was $17.2 million, a decrease of $7.9 million, compared to $25.1 million for the nine months ended September 30, 2022. The decrease in other operating expense, net was mainly driven by a decrease of $4.0 million in transactions costs, primarily associated with the sale of the Performance Chemicals business and a decrease of $5.4 million in restructuring, integration and business optimization costs driven by severance charges incurred in the prior period from contracts associated with former executives. This was also offset by an increase in net losses on asset disposals of $2.2 million, primarily associated with costs related to Winter Storm Elliott.

Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the nine months ended September 30, 2023 was $16.3 million, compared to $17.4 million for the nine months ended September 30, 2022. The decrease was due to lower earnings from the Zeolyst Joint Venture during the nine months ended September 30, 2023.
Interest Expense, Net
Interest expense, net for the nine months ended September 30, 2023 was $30.8 million, an increase of $3.9 million, as compared to $26.9 million for the nine months ended September 30, 2022. The increase in interest expense, net was primarily due to year over year increase in variable rates, which was partially offset by lower outstanding debt during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 and the benefits associated with our interest rate caps, which included an adjustment related to prior year interest rate amortization.
Other Expense, Net
Other expense, net for the nine months ended September 30, 2023 was $0.6 million, a decrease of $1.9 million, as compared to $2.5 million for the nine months ended September 30, 2022. The decrease in other expense, net primarily consisted of favorable foreign currency exchange of $2.2 million mainly related to the non-permanent intercompany debt denominated in local currency and translated to the U.S. dollar.
Provision for Income Taxes
The provision for income taxes for the nine months ended September 30, 2023 was $17.6 million, compared to a $22.0 million for the nine months ended September 30, 2022. The effective income tax rate for the nine months ended September 30, 2023 was 29.9%, compared to 31.2% for the nine months ended September 30, 2022. The Company’s effective income tax rate fluctuated primarily due to a reduced discrete tax impact related to a stock compensation shortfall and a discrete tax benefit associated with state and local tax law changes.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the nine months ended September 30, 2023 was mainly due to state and local taxes, a discrete shortfall tax expense related to stock compensation, a discrete tax expense associated with the recording of accrued penalties and interest associated with historical uncertain tax positions, and a discrete tax benefit connected to state and local tax law changes.
Net Income
For the foregoing reasons, net income was $41.2 million for the nine months ended September 30, 2023, compared to $48.4 million for the nine months ended September 30, 2022.
Adjusted EBITDA
Summarized Adjusted EBITDA information is shown below in the following table:

	Nine months ended September 30,		Change
	2023	2022	$	%
	(in millions, except percentages)
Adjusted EBITDA:(1)
Ecoservices	$151.6	$173.4	$(21.8)	(12.6)%
Catalyst Technologies(2)	54.7	57.7	(3.0)	(5.2)%
Unallocated corporate expenses	(16.2)	(23.5)	7.3	(31.1)%
Total	$190.1	$207.6	$(17.5)	(8.4)%

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
(2)The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $31.3 million for the nine months ended September 30, 2023, which includes $16.4 million of equity in net income, excluding $4.8 million of amortization of investment in affiliate step-up plus $10.1 million of joint venture depreciation, amortization and interest.

The Adjusted EBITDA from the Zeolyst Joint Venture included in the Catalyst Technologies segment is $34.3 million for the nine months ended September 30, 2022, which includes $17.5 million of equity in net income, excluding $4.8 million of amortization of investment in affiliate step-up plus $12.0 million of joint venture depreciation, amortization and interest.

Ecoservices: Adjusted EBITDA for the nine months ended September 30, 2023 was $151.6 million, a decrease of $21.8 million, or 12.6%, compared to $173.4 million for the nine months ended September 30, 2022. The decrease in Adjusted EBITDA was primarily a result of lower virgin sulfuric acid sales volume related to Winter Storm Elliott and the extended maintenance turnaround activity, higher unplanned repair and maintenance costs and costs associated with planned turnaround activity, partially offset by higher pricing for regeneration services.
Catalyst Technologies: Adjusted EBITDA for the nine months ended September 30, 2023 was $54.7 million, a decrease of $3.0 million or 5.2%, compared to $57.7 million for the nine months ended September 30, 2022. The decrease was primarily a result of a decrease in sales volume offset by continued strong pricing.
A reconciliation of net income to Adjusted EBITDA is as follows:

	Nine months ended September 30,
	2023	2022
	(in millions)
Reconciliation of net income to Adjusted EBITDA
Net income	$41.2	$48.4
Provision for income taxes	17.6	22.0
Interest expense, net	30.8	26.9
Depreciation and amortization	62.5	58.8
EBITDA	152.1	156.1
Joint venture depreciation, amortization and interest(a)	10.1	12.0
Amortization of investment in affiliate step-up(b)	4.8	4.8
Net loss on asset disposals(c)	3.3	1.2
Foreign currency exchange (gain) loss(d)	(0.4)	2.2
LIFO expense(e)	2.5	—
Transaction and other related costs(f)	2.8	6.9
Equity-based compensation	12.6	17.4
Restructuring, integration and business optimization expenses(g)	2.4	8.0
Other(h)	(0.1)	(1.0)
Adjusted EBITDA	$190.1	$207.6

(a)We use Adjusted EBITDA as a performance measure to evaluate our financial results. Because our Catalyst Technologies segment includes our 50% interest in the Zeolyst Joint Venture, we include an adjustment for our 50% proportionate share of depreciation, amortization and interest expense of the Zeolyst Joint Venture.
(b)Represents the amortization of the fair value adjustments associated with the equity affiliate investment in the Zeolyst Joint Venture as a result of the combination of the businesses of PQ Holdings Inc. and Eco Services Operations LLC in May 2016. We determined the fair value of the equity affiliate investment and the fair value step-up was then attributed to the underlying assets of the Zeolyst Joint Venture. Amortization is primarily related to the fair value adjustments associated with intangible assets, including customer relationships and technical know-how.
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
Adjusted Net Income
Summarized adjusted net income information is shown below in the following table:

	Nine months ended September 30,
	2023			2022
	Pre-tax amount	Tax expense (benefit)	After-tax amount	Pre-tax amount	Tax expense (benefit)	After-tax amount
	(in millions)
Reconciliation of net income to Adjusted Net Income(1)(2)
Net income	$58.8	$17.6	$41.2	$70.4	$22.0	$48.4
Amortization of investment in affiliate step-up(b)	4.8	1.3	3.5	4.8	1.3	3.5
Net loss on asset disposals(c)	3.3	0.9	2.4	1.2	0.3	0.9
Foreign currency exchange (gain) loss(d)	(0.4)	(0.1)	(0.3)	2.2	0.4	1.8
LIFO expense(e)	2.5	0.7	1.8	—	—	—
Transaction and other related costs(f)	2.8	0.8	2.0	6.9	1.7	5.2
Equity-based compensation	12.6	1.1	11.5	17.4	0.6	16.8
Restructuring, integration and business optimization expenses(g)	2.4	0.7	1.7	8.0	2.2	5.8
Other(h)	(0.1)	—	(0.1)	(1.0)	(0.2)	(0.8)
Adjusted Net Income	$86.7	$23.0	$63.7	$109.9	$28.3	$81.6

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
The adjustments to net income are shown net of applicable tax rates of 27.4% and 27.7% for the nine months ended September 30, 2023 and 2022, respectively, except for the foreign currency exchange (gain) loss and equity-based compensation. The tax effect on equity-based compensation is derived by removing the tax effect of any equity-based compensation expense disallowed as a result of its inclusion within IRC Sec. 162(m), and adding the tax effect of equity-based stock compensation shortfall recorded as a discrete item. The tax effect of the foreign currency exchange (gain) loss is derived from tax effecting the actual year to date foreign currency exchange (gain) loss by the respective local country statutory rates which is recorded as a discrete item.

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
We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our ABL Facility, will be sufficient to meet our presently anticipated future cash needs for at least the next twelve months. We may also pursue strategic acquisition or divestiture opportunities, which may impact our future cash requirements. We may, from time to time, increase borrowings under our ABL Facility to meet our future cash needs. As of September 30, 2023, we had cash and cash equivalents of $38.3 million and availability of $70.8 million under our ABL Facility, after giving effect to $4.0 million of outstanding letters of credit, for a total available liquidity of $109.1 million. We did not have any revolving credit facility borrowings as of September 30, 2023. As of September 30, 2023, we were in compliance with all covenants under our debt agreements.
Our ABL Facility has one financial covenant with two ratios to maintain. The first ratio compares the total ABL availability against a threshold: the greater of 10% of the line cap (which is defined as the lesser of our revolving loan commitments and the value of our assets) or $20.0 million. The greater of this threshold cannot be greater than the total availability of the ABL Facility. The second ratio compares the ABL Facility availability of the U.S. revolving credit facility against a $15.0 million threshold. As of September 30, 2023, we were in compliance with the financial covenant under the ABL Facility.
The 2021 Term Loan Facility and the ABL Facility contain various restrictive covenants. Each limits the ability of the Company and its restricted subsidiaries to incur certain indebtedness or liens, merge, consolidate or liquidate, dispose of certain property, make investments or declare or pay dividends, make optional payments, modify certain debt instruments, enter into certain transactions with affiliates, enter into certain sales and leasebacks, and certain other non-financial restrictive covenants. During such time, the Company is required to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0. The Company was in compliance with all debt covenants under the 2021 Term Loan Facility and the ABL Facility as of September 30, 2023.
Included in our cash and cash equivalents balance as of September 30, 2023 was $8.5 million of cash and cash equivalents in foreign jurisdictions. Depending on foreign cash balances, we have certain flexibility to repatriate funds should the need arise. Should the need arise, we would repatriate the funds in the most tax efficient manner from those subsidiaries. Repatriation of foreign cash is generally not subject to U.S. federal income taxes at the time of cash distribution. However, foreign earnings may still be taxed for state income tax purposes, as well as subject to certain foreign withholding tax obligations, when cash amounts are distributed back to the U.S.
Our liquidity requirements include interest payments related to our debt structure. As reported, our cash interest paid for the nine months ended September 30, 2023 and 2022 was approximately $28.5 million and $24.4 million, respectively. Before any impact of hedges, a one percent change in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $8.8 million on interest expense.
We hedge the interest rate fluctuations on debt obligations through interest rate cap agreements. For more information about our interest rate cap agreements, refer to Note 12 — Financial Instrument of our condensed consolidated financials statements included in Part 1, Item 1 — Financial Statements (Unaudited).
The Company’s off-balance sheet arrangements include $4.0 million of outstanding letters of credit on our ABL Facility as of September 30, 2023.

Cash Flow

	Nine months ended September 30,
	2023	2022
	(in millions)
Net cash provided by (used in):
Operating activities	$73.4	$109.3
Investing activities	(53.6)	(43.6)
Financing activities	(90.5)	(82.6)
Effect of exchange rate changes on cash and cash equivalents	(1.9)	(2.6)
Net change in cash and cash equivalents	(72.6)	(19.5)
Cash and cash equivalents at beginning of period	110.9	140.9
Cash and cash equivalents at end of period	$38.3	$121.4

	Nine months ended September 30,
	2023	2022
	(in millions)
Net income	$41.2	$48.4
Non-cash and non-working capital related activities(1)	72.4	106.2
Changes in working capital	(35.0)	(42.5)
Other operating activities	(5.2)	(2.8)
Net cash provided by operating activities	$73.4	$109.3

(1)Includes depreciation, amortization, amortization of deferred financing costs and original issue discount, foreign currency exchange (gain) loss, deferred income tax provision (benefit), net (gain) loss on asset disposals, stock compensation expense, equity in net income and dividends received from affiliated companies.

	Nine months ended September 30,
	2023	2022
	(in millions)
Working capital changes that (used) provided cash:
Receivables	$(8.9)	$(28.4)
Inventories	(3.9)	3.2
Prepaids and other current assets	0.9	(5.2)
Accounts payable	(3.7)	2.0
Accrued liabilities	(19.4)	(14.1)
	$(35.0)	$(42.5)

	Nine months ended September 30,
	2023	2022
	(in millions)
Purchases of property, plant and equipment	$(53.6)	$(39.5)
Payments for business divestiture, net of cash	—	(3.7)
Business combinations, net of cash acquired	—	(0.5)
Other, net	—	0.1
Net cash used in investing activities	$(53.6)	$(43.6)

	Nine months ended September 30,
	2023	2022
	(in millions)
Cash repayments on debt obligations	$(6.8)	$(6.8)
Repurchases of common shares	(78.7)	(73.7)
Tax withholdings on equity award vesting	(3.4)	(0.3)
Repayment of financing obligation	(2.1)	(1.8)
Other	0.5	—
Net cash used in financing activities	$(90.5)	$(82.6)

Net cash provided by operating activities was $73.4 million for the nine months ended September 30, 2023, compared to $109.3 million for the nine months ended September 30, 2022. Cash generated by operating activities, other than changes in working capital was lower by $43.4 million during the nine months ended September 30, 2023, as compared to the same period in the prior year primarily due to a decrease in dividends received from affiliated companies and deferred income tax provision. The increase in cash from working capital during the nine months ended September 30, 2023 of $7.5 million was favorable, compared to the nine months ended September 30, 2022 primarily due to favorable changes in receivables and prepaids and other current assets, offset by unfavorable changes in inventories, accounts payable and accrued liabilities.
The favorable change in receivables was driven by the collection of sales. The favorable change in prepaid and other current assets primarily relates to the timing of non-trade receivables from related parties and the interest rate cap agreements. The unfavorable change in accrued liabilities mainly relates to payments for other compensation-related liabilities in the current period offset by higher income tax payments in the prior period. The unfavorable change in accounts payable is due to the timing of vendor payments. The unfavorable change in inventory was primarily due to the timing of sales orders and inventory build.
Net cash used in investing activities was $53.6 million for the nine months ended September 30, 2023, compared to $43.6 million during the same period in 2022. Cash used in investing activities consisted of $53.6 million and $39.5 million to fund capital expenditures during the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2022, we made an additional payment of $3.7 million related to our divestiture of our Performance Chemicals business representing the final adjustments to the sale price.
Net cash used in financing activities was $90.5 million for the nine months ended September 30, 2023, compared to $82.6 million during the same period in 2022. Net cash used in financing activities was primarily driven by the Company repurchases of common stock of $78.7 million during the nine months ended September 30, 2023, compared to $73.7 million during the nine months ended September 30, 2022.
Debt

	September 30, 2023	December 31, 2022
	(in millions)
Senior Secured Term Loan Facility due June 2028	$879.8	$886.5
ABL Facility	—	—
Total debt	879.8	886.5
Original issue discount	(6.5)	(7.5)
Deferred financing costs	(3.6)	(4.1)
Total debt, net of original issue discount and deferred financing costs	869.7	874.9
Less: current portion	(9.0)	(9.0)
Total long-term debt, excluding current portion	$860.7	$865.9

As of September 30, 2023, our total debt was $879.8 million, excluding the original issue discount of $6.5 million and deferred financing costs of $3.6 million for our senior secured credit facilities. Our net debt as of September 30, 2023 was $841.5 million, including cash and cash equivalents of $38.3 million. We may seek, subject to market conditions and other factors, opportunities to repurchase, refinance or otherwise reprice our debt.

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

	Nine months ended September 30,
	2023	2022
	(in millions)
Maintenance capital expenditures	$42.6	$31.5
Growth capital expenditures	5.1	6.0
Total capital expenditures	$47.7	$37.5

Capital expenditures remained at a level sufficient for required maintenance and certain expansion growth initiatives during these periods. Maintenance capital expenditures were higher in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022 due to extended turnaround activities and additional expenditures incurred related to Winter Storm Elliott impacting our manufacturing facilities. Growth capital expenditures were slightly lower in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022 due to the completion of several expansion projects in 2022.
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
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2023 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS.
“Item 1A, Risk Factors” in our Annual Report on Form 10-K, as supplemented by “Item 1A, Risk Factors” in our quarterly report on Form 10-Q for the quarter ended March 31, 2023, which we refer to as the First Quarter Form 10-Q, and by “Item 1A, Risk Factors” in our quarterly report on Form 10-Q for the quarter ended June 30, 2023, which we refer to as the Second Quarter Form 10-Q, includes a discussion of our risk factors. The information should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K, as supplemented by our First and Second Quarter Form 10-Q. There have been no material changes from the risk factors described in our Annual Report on Form 10-K, as supplemented by our First and Second Quarter Form 10-Q.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table contains information about purchases of our common stock, excluding excise tax, during the third quarter of 2023:

	Total number of shares of common stock purchased		Average price paid per share of common stock (1)	Total number of shares of common stock purchased as part of publicly announced plan or programs	Maximum number (or dollar value) of shares of common stock that may yet be purchased under the plans or programs (in thousands)
July 1, 2023—July 31, 2023	220,366	(2)	$11.37	N/A	N/A
August 1, 2023—August 31, 2023	541,494	(3)	$9.85	541,494	$234,592
September 1, 2023—September 30, 2023	—		$—	—	$234,592
Total	761,860

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
During the three months ended September 30, 2023, the Company repurchased 541,494 shares on the open market at an average price of $9.85 per share, for a total of $5.3 million, excluding brokerage commissions and accrued excise tax.

ITEM 5.    OTHER INFORMATION.
Trading Arrangements
During the three months ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408(a) of Regulation S-K.

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
101
The following materials from the Quarterly Report on Form 10-Q of Ecovyst Inc. for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags

104	The cover page from the Quarterly Report on Form 10-Q of Ecovyst Inc. for the quarter ended September 30, 2023, formatted in Inline XBRL and included as Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecovyst Inc.

Date:	November 3, 2023	By:	/s/ MICHAEL FEEHAN
Michael Feehan
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)