Form 10-K
period 2023-12-31
Ecovyst Inc.
filed 2024-02-29
CIK 1708035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐

The aggregate market value of Ecovyst Inc. voting and non-voting common equity held by non-affiliates as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price of $11.46 per share as reported on the New York Stock Exchange was $1,224,419,405.

The number of shares of common stock outstanding as of February 23, 2024 was 116,983,842.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Ecovyst Inc. Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Ecovyst Inc.

INDEX—FORM 10-K
December 31, 2023

i

PART I
Forward-looking Statements and Risk Factor Summary
This Annual Report on Form 10-K (“Form 10-K”) includes “forward-looking statements” that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should” and similar expressions are intended to identify these forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. Examples of forward-looking statements include, but are not limited to, statements we make regarding demand trends, global economic effects on our operations and financial results and our liquidity, and our belief that our current level of operations, cash and cash equivalents, cash flow from operations and borrowings under our credit facilities and other lines of credit will provide us adequate cash to fund the working capital, capital expenditure, debt service and other requirements for our business for at least the next twelve months.
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
•disruption, failure or cybersecurity breaches affecting or targeting computers and infrastructure used by us or our business partners may adversely impact our business and operations; and
•the other risks and uncertainties discussed in “Item 1A—Risk Factors.”

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
ITEM 1.    BUSINESS.
Ecovyst Inc. (“Ecovyst” or the “Company”), formerly PQ Group Holdings Inc. (“PQ Group Holdings”) was incorporated in Delaware on August 7, 2015. We trace our roots to the late 1800’s with our first sulfuric acid plant and the beginning of our oldest customer relationship. Our business has a history of innovation, enabling environmental improvements in areas such as fuel efficiency, sustainable fuels and the abatement of emissions from heavy-duty diesel engines, while improving the sustainability of our planet. On May 4, 2016, we consummated a series of transactions (the “Business Combination”) to reorganize and combine the then-existing businesses with Eco Services Operations LLC under a new holdings company, then called PQ Group Holdings. On October 3, 2017, we completed our initial public offering (“IPO”).
On December 14, 2020, we completed the sale of our Performance Materials business to Potters Buyer, LLC, an affiliate of The Jordan Company, L.P. Effective on August 1, 2021, we completed the sale of our Performance Chemicals business to Sparta Aggregator L.P., a partnership with Koch Minerals & Trading, LLC and Cerberus Capital Management, L.P. The results of operations, financial condition, and cash flows for the Performance Materials and Performance Chemicals businesses are presented herein as discontinued operations for the 2022 and 2021 periods presented. Refer to Note 4 to our consolidated financial statements for additional information.
Our common stock is listed on the New York Stock Exchange under the stock ticker “ECVT”. On August 1, 2021, we changed our name from “PQ Group Holdings Inc.” to “Ecovyst Inc.,” changed the ticker symbol of our common stock listed on the New York Stock Exchange from “PQG” to “ECVT”. On November 28, 2023, the Company renamed the “Catalyst Technologies” segment to "Advanced Materials & Catalysts”. Unless the context otherwise indicates, the terms “Ecovyst Inc.,” “we,” “us,” “our,” or the “Company” mean Ecovyst Inc. and our subsidiaries.

Our Company
We are a leading integrated and innovative global provider of advanced materials, specialty catalysts and services. We believe that our products and services contribute to improving the sustainability of the environment. Our value-added products seek to address global demand trends that are often either the subject of significant environmental and safety regulations or are driven by consumer preferences for more sustainable products, which provides us with high-margin growth opportunities. We believe that our products contribute to lower emissions and cleaner air, higher fuel efficiency and cleaner fuels, and key enablers to advance the global transition to clean energy. Specifically, our products and solutions help companies in the production of sustainable fuels and help to produce vehicles with improved fuel efficiency and cleaner emissions.
We believe we are a leader in each of our business segments, holding what we estimate to be a number one or number two supply share position for products that generated more than 90% of our 2023 sales. We believe that our global footprint and efficient network of strategically located manufacturing facilities provide us with a strong competitive advantage in serving our customers both regionally as well as globally.
Our products typically constitute a small portion of our customers’ overall end-product costs, yet are critical to product performance. We believe, with our long history of customer partnerships and our reputation for providing reliable, quality of products and solutions, our products deliver significant value to our customers, as demonstrated by our profit margins.
We have a long track record of innovation that is reflected in our technical and production expertise in silica, zeolites and catalyst technologies.
We are highly diversified by business, geography and end use. In 2023, the majority of our sales were for applications that have historically had relatively predictable, consistent demand patterns driven by consumption or frequent replacement cycles.
As a result of our competitive strengths, we have generally maintained stable margins through changing macro economic cycles.
In 2023, we served global customers across many end uses and as of December 31, 2023, operated out of ten strategically located manufacturing facilities.

Our Strategy
We intend to capitalize on our strong business fundamentals, sustainability driven innovation and customer partnerships to grow sales, maintain high margins, deploy capital efficiently and generate consistent free cash flow in order to create shareholder value. We believe that our long history of operational excellence and proven reliability, technology leadership, strong customer relationships, innovation track record and consistent business execution developed from our industry experience positions us well to execute our business strategy.
Our Industry
Our industry is characterized by a strong commitment to innovate and to develop enhanced performance and solutions that improve environmental, health and sustainability. In turn, this drives Ecovyst to constantly develop new products and the need to support our customers with new product innovation and technical services. Our innovation is strongly focused on customer partnerships. We believe a key capability is our ability to go from laboratory to pilot to full scale production with both the speed and consistency required for our customers’ demand for our products.
Products that we sell to our customers are often high value-add, even when they represent a small portion of the overall end product costs, and we believe success can be achieved by helping customers improve their product performance, value and quality. We believe many of the end uses that we serve are generally more resilient to economic cycles, minimizing extreme fluctuations in demand. In addition, many products have relatively high switching costs, including the risk of quality failures, thus making it more beneficial for customers to work with incumbent producers. In addition, the capital cost to expand existing capacity is typically significantly less than the capital cost necessary to build a new plant. We believe the combination of attractive operating margins, growing end uses and generally predictable maintenance capital expenditure requirements improves our ability to generate attractive cash flows.

Our Product End Uses
The table below summarizes our key end use applications and products, as well as the significant growth drivers in those applications.

Key End Uses	Significant Growth Drivers	Key Products
Clean Fuels, Emission Control & Other	• Global regulatory requirements to:	• Refining hydrocracking catalysts
	• Reduce sulfur from diesel and gasoline	• Emission control catalyst supports
	• Remove nitrogen oxides from tailpipe emissions	• Catalyst supports used in the production of sustainable fuels such as renewable diesel
	• Growing demand for sustainable fuels	• Catalyst used in the production of sustainable aviation fuels
	• Growing demand for ex-situ catalyst activation to support traditional and sustainability fuels production	• Catalyst activation
	• Improve lubricant characteristics to improve fuel efficiencies	• Aluminum sulfate solution
	• Municipal and industrial water treatment	• Ammonium bisulfite solution
Polyethylene, Polymers & Engineered Plastics	• Demand for high-density polyethylene used for strengthening and light weighting components	• Catalysts for high-density polyethylene and chemicals syntheses
	• Demand for durable packaging	• Antiblock for film packaging
	• Growing demand for recycling of materials	• Catalyst for advanced recycling
Regeneration and Treatment Services	• Increase gasoline octane in order to improve fuel efficiency while lowering vapor pressure and sulfur to regulated levels	• Sulfuric acid regeneration services
	• High industry utilization	• Treatment services
• Growing demand for applications in hazardous and non-hazardous waste
Industrial, Mining & Automotive	• Demand for metals and minerals for low carbon technologies and infrastructure	• Sulfuric acid for mining
	• Demand for a wide range of products including construction materials, auto, consumer goods, and chemicals	• Sulfur derivatives for industrial production
	• Recovery in global oil drilling/U.S. copper production	• Sulfur derivatives for nylon production

	December 31, 2023				December 31, 2022				December 31, 2021
Key End Uses	Sales	% of Sales	Zeolyst JV Sales(1)	% of Zeolyst JV sales(2)	Sales	% of Sales	Zeolyst JV Sales(1)	% of Zeolyst JV sales(2)	Sales	% of Sales	Zeolyst JV Sales(1)	% of Zeolyst JV sales(2)
Clean Fuels, Emission Control & Other

Ecovyst	$29.9	4.0%	$—	—%	$29.0	4.0%	$—	—%	$25.7	4.0%	$—	—%
Zeolyst Catalyst	—	—%	127.0	81.0%	—	—%	103.4	78.0%	—	—%	113.8	87.0%

Polyethylene, Polymers & Engineered Plastics

Ecovyst	$106.2	15.0%	$—	—%	$117.7	14.0%	$—	—%	$110.7	18.0%	$—	—%
Zeolyst Catalyst	—	—%	29.5	19.0%	—	—%	29.2	22.0%	—	—%	17.5	13.0%

Regeneration and Treatment Services

Ecovyst	$354.6	52.0%	$—	—%	$342.6	42.0%	$—	—%	$262.0	43.0%	$—	—%
Zeolyst Catalyst	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%

Industrial, Mining & Automotive

Ecovyst	$200.4	29.0%	$—	—%	$330.9	40.0%	$—	—%	$212.8	35.0%	$—	—%
Zeolyst Catalyst	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%

Total	$691.1		$156.5		$820.2		$132.6		$611.2		$131.3

(1)     Represents 50% of the Zeolyst Joint Venture (the “Zeolyst Joint Venture” or “Zeolyst JV”) sales for each of the years ended December 31, 2023, 2022, and 2021, respectively. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis of Presentation” for a description of the treatment of the Zeolyst JV in our consolidated financial information.

(2)     Percentage calculations are based on $156.5 million, $132.6 million and $131.3 million of sales attributable to the Zeolyst Joint Venture, which represents 50% of its total sales for each of the years ended December 31, 2023, 2022 and 2021, respectively.

Competitive Business Strengths
Favorable Secular Growth Trends Across the Portfolio
We focus on serving end use applications where we believe our competencies can create value adding solutions and where significant growth potential exists. Our products and services address our customers’ needs, which are typically driven globally by regulatory requirements, consumer preferences or sustainability trends. We believe that our products and services incorporate innovative environmental, sustainability and safety solutions to address evolving customer demands, examples of which include the following:
•Increased use of polyethylene-based plastics as a substitute for heavier and less versatile materials and increasing consumption of plastics is driving increased global demand for polyethylene production and also capacity expansions. Further, we are seeing a shift towards silica-based technology, which we believe will drive growth for our Advanced Silicas product group within our Advanced Materials & Catalysts segment.
•Acceleration of global commitments to increase the recycling of plastics. Within our Zeolyst Joint Venture, our zeolite-based catalysts help improve the efficiency of thermal pyrolysis. We are partnering with technology licensors to help enable the advanced recycling of plastics.
•The decarbonization of heavy-duty trucking and aviation industries by using sustainability fuels. Our Zeolyst Joint Venture leverages our knowledge of lubricant dewaxing to develop products that efficiently dewax renewable diesel. Dewaxing is a process where longer chain hydrocarbons are broken down into chain lengths that remain liquid at colder temperatures allowing fuel flow in trucks during colder temperatures. Legislative drivers and financial incentives are leading to rapid capacity builds at our customers, driving demand for our products. For the production of sustainable aviation fuel, our specialty zeolites are used in the hydrocracking and dewaxing steps, enabling the fuel quality required for sustainable aviation fuel to be produced. In addition, some manufacturing processes involve converting alcohol into jet fuel where our zeolites catalyze the building or oligomerization of molecules into longer chains that more efficiently combust to generate power.
•Light- and heavy-duty diesel engines are subject to a broad set of regulatory requirements and increasingly strict emission standards. We believe these trends present global opportunities for the Zeolyst Joint Venture to support our customers in meeting these standards through our sales of emission control catalysts. Legislative efforts continue to reduce acceptable emission profiles, including a focus on cold start conditions, which we believe create positive opportunities for zeolite-based technologies along with other solutions that customers benchmark to develop their preferred solution.
We believe that stringent fuel efficiency standards that spur the use of high compression engines requiring higher-octane gasoline and continued stringent regulatory requirements for gasoline will continue to encourage strong alkylate production at our refining customers. We believe that our Ecoservices segment is well positioned to benefit from any related growth in demand for alkylate.
We also believe we have opportunities to displace other less environmentally friendly materials for industrial and consumer good applications through our business segments. Our Ecoservices segment is the largest North American recycler of sulfuric acid and one of the largest consumers of refinery by-products of sulfur, enabling them to be converted to other applications.
Leading Supply Positions
We believe that we maintain a leading supply position for certain products sold within each of our segments, holding what we estimate to be the number one or two supply share position in 2023 for products that generated more than 90% of our sales. We believe that our global footprint and efficient network of strategically located manufacturing facilities provides us with a strong competitive advantage in serving our customers both globally and regionally, and that it would be costly for our competitors to replicate our network.

In our Advanced Materials & Catalysts segment, we primarily compete on a global basis. We are a leading supplier of zeolites used for catalysts that support the production of sustainable fuels, zeolite-based catalyst used to remove sulfur in the refinery hydrocracking process and emission control catalysts used in the heavy- and light-duty diesel industries to reduce nitrogen oxides emissions. We are a global supplier of silicas-based advanced materials and supports for polyethylene manufacturers and custom catalyst applications, including catalyst used to produce methyl methacrylate (“MMA”), bio-butadiene and bio-catalysis used to immobilize enzymes onto silica supports.
Innovation Track Record
We believe a key competitive advantage is derived from our depth of expertise in creating and modifying advanced materials based on silica and zeolite technologies. We believe we capture value through customer collaboration. We have the ability to tailor and scale custom advanced materials to meet changing demands and to provide technical support for large scale commercialization. Many of our products require close customer collaboration to address constantly evolving customer application challenges. Given the long lead-time required for product development and commercialization, we work closely and build long-term relationships with our customers. In many cases, our relationships have spanned decades given our ability to meet customized specifications and performance characteristics while also maintaining strict quality standards.
These long-term relationships have allowed us to innovate together with our customers to meet evolving demands. For example, we have developed zeolite-based catalysts that are effective and efficient at reducing pollutants from heavy- and light-duty diesel engines, enabling our customers to meet increasingly stringent vehicle emission standards worldwide. We manufacture zeolite-based advanced materials used in the production of sustainable fuels to help advance the global transition to clean energy and to enable advanced recycling of plastics through the catalyzed thermal pyrolysis of plastic wastes. Our proprietary silica-based advanced materials have enabled development of a high strength high-density polyethylene (“HDPE”) resin that is used for making lightweight plastic gasoline tanks for automobiles and enables everyday items such as plastic containers and piping used to construct new buildings. In addition, we participate in bio-catalysis where our advanced silica-based materials are used to immobilize enzymes and to enable CO2 capture and storage.
Long-Term, High Quality Customer Relationships
We collaborate with leading multinational companies that often seek global solutions. Our customers include large industrial companies such as ExxonMobil, and global catalyst producers such as UOP and Grace. We also supply catalysts to leading chemical and petrochemical producers such Dow Chemical, Mitsubishi Chemical, LyondellBasell, CP Chemicals, Valero, Motiva, Saudi Aramco and Shell. We have long-term relationships with our top ten customers, based on 2023 sales, that average more than 50 years. In addition, our customer base is diversified, with our top ten customers in 2023 representing approximately 60% of our sales for the year ended December 31, 2023, and one customer representing 13% or $91.5 million of our sales in both our Ecoservices and Advanced Materials & Catalysts businesses during this period.
Secured Contractual Pass-through of Raw Material Costs Support Stable Margins
We have been able to mitigate the impact of raw material or energy price volatility using a variety of mechanisms, including raw material cost pass-through mechanisms in our sale contracts and other adjustment provisions. Most of our Ecoservices contracts feature minimum volume protection and/or quarterly price adjustments for items such as commodity inputs, labor, the Chemical Engineering Plant Cost Index and natural gas. In 2023, approximately 80% of our Ecoservices segment sales were sold under contracts that included some form of raw material pass-through clause. These price adjustments generally reflect our Ecoservices actual cost structure in producing sulfuric acid, and tend to provide us with some protection against volatility in labor, fixed costs and raw material pricing. Freight expenses are generally passed through directly to customers.
Our products are produced from readily available raw materials. We also use natural gas in our manufacturing process where our North American facilities have benefited from the plentiful supplies of shale gas. In addition, we have long-term contracts and relationships with many of our key raw material suppliers across all of our business segments.

Long-Term Customer Contracts Enhance Sales Predictability and Stability
We partner with many of our customers under long-term contract agreements, 100% requirement arrangements and/or specified products for certain license production processes. In our Ecoservices segment, approximately 50% of our production capacity serve customers with staggered multi-year commitment contracts with potential for value pricing resets and cost pass-through for our regeneration services product line that enhances sales and margin predictability and stability. Excluding contracts with automatic evergreen provisions, approximately 20% of our sulfuric acid volume for the year ended December 31, 2023 was under contracts expiring at the end of 2024 or beyond.
In our Advanced Materials & Catalysts segment, we are either the sole or dual supplier to key global customers under various term agreements up to 10 years for polyethylene catalysts and advanced silicas supports. Further, we have a multi-year supply agreement for MMA catalyst with a leading global producer. In our Zeolyst Joint Venture, where we supply catalysts and zeolite powders for refining, sustainable fuels, and emission controls applications, we operate with a mix of evergreen and various term contracts depending on the product customization. These terms, in line with industry standards, provide us with flexibility in satisfying customers.
Strategic and Differentiated Manufacturing Know-how and Supply Chain Global Network
Ecoservices’ predecessor company, Stauffer Chemical, was a leader in pioneering the current sulfuric acid regeneration technology in the 1940s. Since then, we have leveraged our process technology expertise and ability to deliver our products by barge, rail, truck and pipeline to become the largest sulfuric acid regenerator in North America and a leading North American producer of high quality virgin sulfuric acid. Ecoservices has also applied its expert knowledge in thermal decomposition to provide treatment services for hazardous/non-hazardous wastes, and most recently activate catalysts with our patented Chem 32, LLC (“Chem32”) technology acquired in March 2021.
Our Advanced Materials & Catalysts product development and manufacturing technology is customized based on deep silica and zeolite-based advanced material science know-how. Our R&D centers seek to develop fit for purpose catalysts with customers. We believe we have a differentiated capability to develop such products and manufacture them consistently.
Stable Margins and Cash Flow Generation Across Changing Macroeconomic Cycles
The secular trends supporting many of our business segments has allowed us to maintain stable margins while continuing to grow in different macroeconomic environments. We believe that the stability of our margins and cash flows is also aided by long-term sale contracts and material cost pass-through. Our ability to enter into favorable contracts and terms with customers is driven by our long history of collaborative relationships and track record of providing value-added products and services. We believe that our value-added products and services have proven to be critical to the performance of our customers’ products and typically represent only a small portion of our customers’ overall end-product costs.
We believe our strong commercial contact structure enables our businesses to generate strong operating cash flow. In addition, our cash flow generation has been driven, in part, by lower debt levels, our disciplined capital investment, as well as tax attributes that provide us with cash flow benefits. As of December 31, 2023, we had $206.9 million of tax deductible intangibles and goodwill with respect to Eco Services Operations LLC, which provides us with cash tax savings as we generate taxable income.

Our Business Segments
We are a leading integrated and innovative global provider of advanced materials, specialty catalysts and services. We believe that our products and services contribute to improving the sustainability of the environment. We conduct operations through two reporting segments: (1) Ecoservices and (2) Advanced Materials & Catalysts (including our 50% interest in the Zeolyst Joint Venture).

The table below summarizes certain information regarding our two reporting segments for the year ended December 31, 2023.

	Year ended December 31, 2023
Segments and Product Groups	Sales	Zeolyst Joint Venture Sales(1)	Net Income	Adjusted EBITDA(1)	% of Total Adjusted EBITDA(1)(2)
	(in millions, except percentages)
Ecoservices	$584.8	$—		$200.0	70.9%
Advanced Materials & Catalysts	106.3	—		81.9	29.1%
Zeolite Catalyst	—	156.5
Subtotal	$691.1	$156.5

Corporate				(22.0)

Total	$691.1	$156.5	$71.2	$259.9	100.0%

(1)     Represents 50% of the Zeolyst Joint Venture (the “Zeolyst Joint Venture” or “Zeolyst JV”) sales for the year ended December 31, 2023. The Adjusted EBITDA of our Advanced Materials & Catalysts segment includes our 50% portion of the Adjusted EBITDA of our Zeolyst JV. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis of Presentation” for a description of the treatment of the Zeolyst Joint Venture in our consolidated financial information. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Indicators” for discussion of our use of non-GAAP financial measures and reconciliations.
(2)     Percentage calculations exclude $22.0 million in corporate expenses.
Ecoservices
Our Ecoservices segment is a leading provider of sulfuric acid recycling (“Regeneration Services”) and end-to-end logistics to North American refineries to support the production of alkylate, a high value gasoline blending component required for meeting gasoline specifications and producing premium grade fuel. We are also a leading North American producer of on-purpose virgin sulfuric acid for water treatment, mining, and industrial applications (“Virgin Sulfuric Acid”). We provide treatment services for hazardous/non-hazardous industrial wastes (“Treatment Services”) and with the acquisition of Chem32 in March 2021, we are also a leader in ex-situ sulfiding and pre-activation for hydro-processing catalysts, which are used in the production of traditional and sustainable fuels. By providing regeneration services, as well as purchasing by-product sulfur from customers for use in manufacturing virgin sulfuric acid, we believe that we provide our refining customers with a complete solution for their sulfuric acid needs.
We believe recent trends for increased alkylate production are being driven by: rising demand for premium gasoline used in smaller, more efficient turbocharged engines, which requires an alkylate content of approximately 40%-45%, as compared to the approximately 12%-13% alkylate content in regular gasoline; the need for more alkylate to meet the minimum octane ratings in regular gasoline following the continued significant share growth of shale oil refining in the U.S.; the full implementation of Tier 3 gasoline sulfur standards in the United States enacted in 2020, which requires the blending of additional low sulfur high octane gasoline components such as alkylate; and rising gasoline exports, which gasoline generally contains no ethanol and generally requires more alkylate to replace the missing ethanol in order to meet minimum octane requirements in the destination countries.
Our Ecoservices segment is mostly regional due to shipping costs and our customer integration requirements. Our network of facilities is concentrated in the Gulf Coast and the state of California, where approximately 65% of the United States refining capacity is located. We believe that the strategic locations of our plants in these key refining regions contribute to our efficient supply chain networks with our customers, including in some cases captive pipelines connecting us to our refinery customers. Additionally, product can be shipped to our customers by barge, rail and truck.

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
Virgin Sulfuric Acid is created either through the incinerating sulfur in furnaces, or as a by-product of other industrial processes, primarily the smelting of copper and other base metals. Our sulfur-derived, high quality virgin sulfuric acid products supply a diverse set of end uses. Sulfur derived acid is generally considered to be of higher purity and quality than smelter-produced acid and, as a result, smelter-produced acid is not suitable for some industrial users including several of our larger customers who require higher quality and differentiated sulfuric acid products, such as super-saturated sulfuric acid (oleum). Virgin Sulfuric Acid is produced at all of our facilities utilizing the same production equipment as our regeneration services.
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
Ecoservices Manufacturing Platform

Advanced Materials & Catalysts
We are a leading global provider of advanced materials and specialty catalyst products and process solutions to leading producers and licensors of polyethylene. Our product groups include Advanced Silicas and Zeolite Catalysts. Zeolite Catalyst products are sold through the Zeolyst Joint Venture.
Advanced Silicas supplies finished catalyst and catalyst supports for the production of HDPE and linear low density polyethylene (“LLDPE”). HDPE is a high strength and high stiffness plastic used in bottles, containers, and molded applications, whereas LLDPE is used predominately for films. We also produce a catalyst that is used globally for the production of MMA, the monomer for acrylic engineering resins, a clear scratch-resistant plastic used in sheet or molded form to replace glass and as a durable surface coating and produce a catalyst used for the manufacture of bio-butadiene. Because these catalysts are highly technical and customized for our customers to manufacture products with specific properties, they are often covered under long-term supply agreements and, in some cases, we are a customer’s sole source supplier. In addition, we supply silica anti-blocking products that are used to prevent opposite faces of polyethylene and polyester films from adhering to one another during manufacturing and in use. We also develop and supply functionalized silicas that are typically used in applications requiring high adsorption properties, including CO2 capture and storage, water clean up and metals removal from waste.
The Zeolyst Joint Venture, (formed in 1988 specifically as Zeolyst International and Zeolyst C.V., our 50% owned joint venture with Shell Catalysts & Technologies, an affiliate of Royal Dutch Shell plc. or “Shell”), supplies high technology specialty zeolites and zeolite-based catalysts to customers for refining of oil primarily hydrocracking catalyst and dewaxing, sustainable fuels and emission control systems for both on-road and non-road diesel engines. We also supply custom zeolites to catalyst companies who compete in similar industries. The Zeolyst Joint Venture leverages each partner’s technology and production expertise, including Shell’s expertise in hydrocracking to maximize liquid product yields, especially distillate, while at the same time removing sulfur, and Ecovyst’s expertise in zeolite research and development, production technology, and market understanding for applications including sustainable fuels, emission control technology, advanced recycling and many customized zeolite catalyst solutions.

Hydrocracking catalyst is the most economic method to meet sulfur emission control standards for refiners while maintaining yields for diesel, which is considered one of the most profitable product streams. The Zeolyst Joint Venture is the sole supplier of hydrocracking catalyst to Shell for their own catalyst consumption, however, the majority of sales are to third-party refining customers. We also provide zeolite supports to many of the hydrocracking catalyst suppliers, positioning us as a leading supplier in the global hydrocracking catalyst value chain.
To meet nitrogen oxides emission control regulations that are expanding globally, many of our zeolite powders are used in an advanced emission control technology called selective catalytic reduction, largely focused on heavy-duty diesel transportation. This process uses ammonia to react with engine exhaust gases via our catalysts in order to convert nitrogen oxides, a pollutant, into harmless nitrogen and water. We believe that our zeolite catalysts can enable selective catalytic reduction technology to reduce the amount of nitrogen oxides in such exhaust gases by more than 90% and is one of the most cost-effective methods to reduce diesel engine emissions.
Competition
Our Advanced Silicas product group primarily competes with Grace with the catalyst components used for the production of polyethylene. The Zeolyst Joint Venture competes with global catalyst producers such as Grace, BASF, UOP, Axens, and Topsoe, while at the same time providing many of them customized zeolite solutions for their product offerings. Some direct competition with niche companies exists, including competitors such as Tosoh and Clariant. We typically compete on the basis of performance, product consistency, reliability and responsiveness to changes in customer demand.
Manufacturing
We manufacture our catalyst products using sodium silicate to make specialty zeolite and silica products. These zeolites and silicas are either used directly to produce catalysts or are sold as precursors to other catalyst manufacturers.
    The chart below summarizes the manufacturing platform for our Advanced Materials & Catalysts segment.

Advanced Silicas Manufacturing Platform

Zeolyst Joint Venture Manufacturing Platform

Catalysts & zeolites for Sustainable fuels
Opal Renew
Sustainable Fuels
Catalysts & zeolites for plastic circularity
Opal Infinity
Advanced Recycling
High Performing Zeolites for Adsorption and Purification Applications
Opal Blue
Adsorption & Purification
Novel zeolites for NOx emission control
Opal Pure
Emission Control
Templates
Acid/Caustic
Sodium Silicate
Specialty Additives
Metals
Binders
Zeolites for refinery catalysts
Opal Velocity
Hydrocracking (Zeolites)
Unique solutions for pharma, electronics, Petrochem etc.
Opal One
Custom Catalysts
Catalysts for Specialty Aromatics
Zeolyst Aromatics
Your Performance Advantage
Aromatics Catalysts
Catalysts for refinery processing
Shell Catalysts & Technologies
Hydrocracking (Catalysts)
Key raw materials

Raw Materials
Our products are produced from readily available raw materials such as sodium silicate and sodium hydroxide (“caustic soda”). We also use natural gas and electricity in our manufacturing process, with our North American facilities benefiting from the plentiful supplies of shale gas. In addition, we have long-term supply relationships with many of our key raw materials suppliers. We aim to mitigate the impact of raw material or energy price volatility using a variety of mechanisms, including cost pass-through clauses in our sale contracts and other adjustment provisions.
We are able to negotiate our supply agreements for our key raw materials based on our leading industry position and global scale in an effort to achieve competitive pricing. We also maintain a raw material quality audit and qualification program designed to ensure that the material we purchase satisfies stringent quality requirements. Key raw materials for our segments include:

Key Raw Materials	Segments

Sodium hydroxide (“caustic soda”)	Ecoservices
Sulfur	Ecoservices
Sodium silicate	Advanced Materials & Catalysts

While natural gas is not a direct feedstock for any individual product, we use natural gas powered furnaces to heat raw materials and create the chemical reactions necessary to manufacture our products. We maintain multiple suppliers wherever possible and we seek to forward purchase to stabilize our exposure to fluctuations in prices for natural gas. Where possible, we also utilize pass-through clauses for raw material and natural gas costs in our customer contracts. However, we may not be successful in passing through all increases in raw material costs or maintaining an uninterrupted supply of natural gas for all of our furnaces. See “Risk Factors—Risks Related to Our Business — If we are unable to pass on increases in raw material prices, including natural gas, to our customers or to retain or replace our key suppliers, our results of operations and cash flows may be negatively affected”.
Zeolyst Joint Venture
The Zeolyst Joint Venture is a long-standing partnership with Shell Catalysts & Technologies, an affiliate of Royal Dutch Shell plc. or “Shell”, that dates back to 1988 and is focused on the development, manufacture and sale of zeolite-containing catalysts through manufacturing facilities located in Kansas, USA and the Netherlands. We combine our expertise in zeolite supply and technology with our partner’s expertise in global refinery catalyst sales and technology. We have a 50% ownership stake in the Zeolyst Joint Venture. We produce zeolites that are precursors for the production of hydrocracking catalyst and sustainable fuels catalysts. Our extensive expertise in zeolite production enables us to manage the production of specialty zeolites which includes custom catalyst solutions, aromatic, mainly Xylene focused catalysts. dewaxing catalysts that improve lube oil performance, and paraffin isomerization catalysts that upgrade olefins to high octane gasoline blending components for refinery and petrochemical customers. In addition, our products include zeolite-based catalysts that enable catalytic based thermal pyrolysis of plastics wastes and adsorbents that enable the selective purification of waste streams.
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
Intellectual Property
We evaluate how best to use patents, trademarks, copyrights, trade secrets and other available intellectual property protections on a case-by-case base. This is done to protect our products and our critical investments in research and development, manufacturing and marketing. We focus on securing and maintaining patents for certain inventions such as composition-of-matter, while maintaining other inventions such as process improvements as trade secrets to maximize the value of our product portfolio and reinforce our competitive advantage. Our policy is to seek appropriate intellectual property protection for significant product and process developments in the major areas where the relevant products are manufactured or sold. Patents may cover products, processes, intermediate products and product uses. Patents extend for varying periods in accordance with the date of patent application filing and the legal life of patents in the various countries in which the patents are registered. The protection afforded, which may also vary from country to country, depends upon the type of subject matter covered by the patent and the scope of the claims of the patent.

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
We own or have rights to a number of patents relating to our products and processes. As of December 31, 2023, we owned 21 patented inventions in the United States, with 175 patents issued in countries around the world and 61 patent applications pending worldwide. As of December 31, 2023, we also had 61 trademark registrations worldwide, including 5 U.S. trademark registrations. We also have 20 pending trademark applications, which include applications in the United States and worldwide. In addition to our registered and applied-for intellectual property portfolio, we also claim ownership of certain trade secrets and proprietary know-how developed by and used in our business. Including our Zeolyst Joint Venture, we are party to certain arrangements whereby we license in the right to use certain intellectual property rights in connection with our business.
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
While offering products and services that help our customers to advance their own sustainability goals, we also work to advance our commitment to maintain sound environmental, social and governance (“ESG”) practices, policies and procedures. For example, we:
•Were awarded a 2024 Platinum Sustainability Score from EcoVadis, a third-party sustainability evaluation company. The Platinum Medal rating from EcoVadis places us among the top 1% (99th percentile) of all companies assessed by EcoVadis over the past twelve months;
•Maintained an executive level position of Vice President – Environment and Sustainability that reports directly to our CEO;
•Under the leadership of our Global Director of Health, Safety and Process Safety Management, instituted additional health, safety and process safety programs, as well as launched a company-wide employee health and wellness program that covers both physical and mental health;
•Provided enhanced sustainability information on our website and published our 2022 Sustainability Report, our second as Ecovyst, in July 2023;
•Continued work towards our recently announced series of 2025 and 2030 sustainability goals with respect to fuel usage, power usage, healthy, safety and environment performance, and community engagement;
•Introduced our employees to our core values Stewardship, High Standards, Integrity and Engagement (“SHINE”) and in 2023, provided training on these values and provisions of our Code of Conduct, completing training for approximately 99.8% of active employees in 2023;

•Continued steps to implement additional improvements in a number of areas, including health, safety and environmental (“HSE”) performance; commitment to diversity, inclusion and human rights both within our company and in our supply chain; and ethical and lawful business practices;
•Further integrated a corporate-wide sustainability software platform, which we are utilizing as an internal, real-time sustainability performance dashboard to enable improved analytics and greater visibility into our sustainability impacts; and
•Achieved a greater than 90% performance in our flagship HSE Perfect Days program, which targets at-risk behaviors and celebrates positive HSE performance across the organization on a daily basis.
The sections that follow provide some highlights of our environmental, social, and governance programs and procedures.
Environmental Stewardship
Our products and technologies continue to address our customers’ sustainability challenges, tightening global regulatory standards and changing consumer preferences. In our Ecoservices segment, we provide sulfuric acid regeneration services that avoid significant landfill or deep well disposal of spent, or used, sulfuric acid. In our Advanced Materials & Catalysts segment, our zeolite catalysts are used for cleaner air applications and our advanced silicas are key for light weighting and plastics recycling.
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
We maintain policies and procedures to monitor and control HSE risks, and to enable compliance with applicable state, national, and international HSE requirements. We have comprehensive HSE compliance, auditing and management programs in place to assist in our compliance with applicable regulatory requirements and with internal policies and procedures, as appropriate. Each Ecovyst facility has developed and implemented specific critical occupational health, safety, environmental, security and loss control programs.
We also have a strong Health and Safety (“H&S”) and Environmental and Sustainability (“E&S”) organizations staffed by professionals who are responsible for health, safety, process safety, sustainability, product stewardship and product safety regulatory compliance. Our H&S and E&S organizational structures feature executive management-level leadership, active oversight by our Board and dedicated H&S and E&S experts on staff. We have a Global Director of Health, Safety and Process Safety Management and also have Regional H&S Specialists and Managers who are embedded in the field and provide H&S expertise and support to operating sites. In addition, our Vice President Environmental and Sustainability oversees a team of environmental personnel that serve our operating sites.
As an ACC Responsible Care® member company, we continue to monitor and report our HSE metrics annually. Our sustainability metrics, including waste generation and water consumption for 2018 through 2022, were third party assured through verification of the data. We included the assured data on our website and in our 2022 Sustainability Report, which we published in July 2023.
We also have established a Product Safety and Product Stewardship management system that is compliant with the RC14001 technical specification and is supported by a highly skilled Director of Product Stewardship. We conduct Product Stewardship reviews as part of new product development and routinely evaluate product safety risk for raw materials, intermediates, and finished products.

Social Responsibility, including human capital discussions
We seek to act in a socially responsible manner through our various HSE programs as described above, our commitment to building a diverse and inclusive workforce, engagement with and support for the communities where we live and work, and advancement of socially responsible business practices through partnerships and other industry frameworks.
We are committed to providing equal employment opportunities for all employees and applicants for employment, and do not discriminate on the basis of race, color, religion, sex, sexual orientation, pregnancy, gender identity and expression, national origin, disability, age (40 or above), ancestry, genetic information, marital status, veteran status or any other classification protected by law. This commitment applies to all terms and conditions of employment, including recruiting, hiring, placement, advancement, training, transfer, demotion, lay off and recall, termination, compensation and benefits.
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
We further our people by acknowledging our workforce is key to our success. We offer highly competitive salaries, benefits, developmental opportunities and work/life balance. We proactively seek to attract, incentivize and retain a talented and motivated workforce. Our global succession planning process is designed to provide sufficient talented personnel to fill key leadership, innovation and manufacturing roles well into the future and to better prepare employees for their future at the Company. In order to enable a pipeline for our leadership, we maintain a robust Emerging Leaders program to identify and nurture top talent to build leadership capabilities and provide the fundamental skills we believe every leader needs to generate passion and productivity in their team. The program also provides an important networking opportunity that creates a connected community of leaders at the Company.
We review our compensation and benefits programs periodically to ensure continued competitiveness. In the United States, our benefit programs are designed to help protect the health and financial well-being of our full-time employees and their family members, offering a choice of several medical & dental plans, as well as vision, flexible spending accounts, short-term and long-term disability insurance and an employee assistance program. To help them prepare for their future, we offer a defined contribution savings plan, which includes company contributions. Benefits outside the United States are designed to supplement government-provided programs in each country.
We benefit from our talented, dedicated and diverse employee population and we actively promote diversity in an effort to maintain a workforce that reflects the diversity of the societies in which we operate. As of December 31, 2023, we had 911 employees worldwide, of which 784 were employed in the United States. Further, as of December 31, 2023, approximately 24% of our U.S.-based executives, managers and professionals were females and 21% were non-white males. As of December 31, 2023, approximately 44% of our employees were represented by a union, works council or other employee representative body. We believe we have good relationships with our employees and their respective works councils, unions or other bargaining representatives.
This international strength, supported by our core values of SHINE, fosters a rich culture founded on diversity of thought. We firmly believe that success is achieved through the intellect and commitment of our people, so we employ a long-term human capital program to attract, retain and develop talent for the future. We are proud of our highly collaborative teams that enable an inclusive workplace where employees are encouraged to bring their own experiences to promote innovation from all levels of the organization. This constructive work environment is supplemented with a fully integrated on-line performance management process that improves the communication of aligned goals, encourages consistent feedback and furthers employee engagement. Today, there are women on the leadership teams of each of our businesses as well as in our R&D, Finance, E&S and Human Resources functions.

In 2023, our sites continued to work to have a positive impact in the communities in which we operate. Some of these events included: (a) our office in The Woodlands, Texas participated in a food drive sponsored by a non-profit organization to provide Thanksgiving meals to families as well as sponsor local AAU basketball teams; (b) our Houston, Texas plant supported a local elementary school by providing lunches for Teacher Appreciation day, provided bus services for children to take a field trip for the holidays, and donated jerseys to a soccer team; (c) our Hammond, Indiana plant supported a local school district back-to-school parade; (d) our Baytown, Texas plant donated benches to a local elementary school and wrote holiday cards for troops stationed abroad; (e) employees at our Baton Rouge, Louisiana facility collaborated with a non-profit organization to renovate the residences of elderly and disabled, low-income homeowners and adopted Angels through the Salvation Army for the holiday season; (f) our Martinez, California facility participated in several community awareness and emergency response task forces; (g) our Dominguez, California plant personnel donated $1,000 to a local Rotary Club to subsidize food items for local families and donated benches to a local school; (h) our West Orange, Texas plant donated to organizations whose mission is to train, educate, and empower young women; (i) our Kansas City, Kansas site participated in the “Adopt an Angel” program sponsored by a charitable organization where employees purchased and wrapped holiday gifts; (j) our Warrington, United Kingdom sponsored uniforms for a local youth soccer team; (k) our Delfzijl, The Netherlands site donated funds to a local food pantry; (l) our Conshohocken, Pennsylvania site participated in a food drive, donated toys for Toys for Tots and cleaned the surrounding neighborhood for Earth Day; and (m) our Malvern, Pennsylvania office personnel participated in a food drive sponsored by a local food pantry to provide Thanksgiving meals to families, as well as in the “Adopt a Child” program sponsored by a local church to provide holiday gifts for children whose families would not otherwise be able to afford gifts.
Governance
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
Our governance programs and policies can be found on the Company’s sustainability webpages, which is routinely updated and includes a description of our enterprise risk management program and our policies on child labor, human trafficking, anti-harassment, antibribery, and cybersecurity all of which are evaluated by third-parties, including EcoVadis. In addition, the investors pages of our website contain additional materials regarding our corporate governance process, including our Board committee charters, our corporate governance guidelines, our Code of Conduct, our Supplier Code of Conduct and other documents.
Additional Sustainability Information: Further information about our sustainability programs can be found on our website at https://www.ecovyst.com/sustainability/. The information available on our sustainability website includes our sustainability report, our sustainability goals (and how such goals map to the UN Sustainable Development Goals), materiality matrix, letters of assurance, Global Reporting Initiative (GRI) Disclosure and Sustainability Accounting Standards Board (SASB) Index, our Health Safety Environment & Security Policy Statement, our Corporate Code of Conduct, our Human Rights Policy Statement, a description of our Ethics & Compliance Complaint and Review Process and our Labor Policy. The further information contained on our website is not incorporated herein by reference and is not a part of this Annual Report on Form 10-K.

Environmental Regulations
We are subject to extensive, evolving and increasingly stringent national, state and/or local environmental laws and regulations, which address, among other things, the following:
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
Again, we apply the principles of the Environmental Management standard of the International Organization for Standardization (ISO 14001) at our facilities throughout the world. For chemical facilities in the United States, we also adhere to the Responsible Care RC14001 Technical Specifications of the American Chemistry Council.
We maintain policies and procedures to monitor and control HSE risks, and to monitor compliance with applicable state, national, and international HSE requirements. We have a strong HSE organization. We maintain a staff of professionals who are responsible for environmental, safety, health and product regulatory compliance. We have implemented a corporate audit program for all of our facilities. However, we cannot provide assurance that we will be in full compliance at all times with all applicable environmental laws and regulations. We expect that stringent environmental regulations will continue to be imposed on us and our industry in general. Evolving chemical regulation programs throughout the world could impose testing requirements or restrictions on our chemical raw materials and products.
Environmental Remediation
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
Environmental Programs
We have comprehensive HSE compliance, auditing and management programs in place to assist in our compliance with applicable regulatory requirements and with internal policies and procedures, as appropriate. Each facility has developed and implemented specific critical occupational health, safety, environmental, security and loss control programs.
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

Product Safety and Product Stewardship
We have established a Product Safety and Product Stewardship management system that is compliant with the RC14001 technical specification and is supported by a highly skilled Director of Product Stewardship, who is a “Registration, Evaluation, Authorisation and Restriction of Chemicals” (“REACH”) Specialist. We conduct Product Stewardship reviews as part of new product development and routinely evaluate product safety risk for raw materials, intermediates, and products.
As a chemical company, we are subject to extensive and evolving regulations regarding the manufacturing, processing, distribution, importing, exporting, and labeling of our products and raw materials. In the European Union, the REACH regulations came into effect in 2007, with implementation rolling out over time. Registered chemicals then can be subject to further evaluation and potential restrictions. Our high-volume chemicals have been registered under REACH; lower-volume chemicals (mainly catalysts) were registered by the applicable 2018 deadline. To date, no further testing has been required.
Since the promulgation of REACH, other countries have enacted or are in the process of implementing similar comprehensive chemical regulations. These programs include the Korea REACH law, which is requiring registration and potential testing of chemicals, and similar programs implemented in the UK, Taiwan, Turkey, India, and elsewhere. In the US, all pertinent chemicals have been designated as “active” under the US Frank R. Lautenberg Chemical Safety for the 21st Century Act. At this time, none have been designated as chemicals which the EPA will prioritize and evaluate for regulation. Based on our chemicals and the various regulations promulgated to date, we do not anticipate costly testing requirements nor severe restrictions, but cannot guarantee that we will not be subject to requirements for our products or raw materials that could materially affect our operations. In particular, some of our products might be characterized as nanomaterials and then be subject to evolving, new nanomaterial regulations.
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
We have operations in several countries, including manufacturing sites, research and development facilities, sales personnel and customer support operations. As of December 31, 2023, we operated ten manufacturing facilities. For the year ended December 31, 2023, our foreign subsidiaries accounted for 6% of our sales. Our operations are affected directly and indirectly by global regulatory, economic, political and social conditions, including:
•new and different legal and regulatory requirements in local jurisdictions;
•export duties or import quotas;
•domestic and foreign customs and tariffs or other trade barriers, including the threat of escalating trade disputes that may result in higher tariffs and the imposition of trade sanctions against certain countries, persons and entities;
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
•regional conflicts, such as the invasion of Ukraine by Russia and the conflict involving Israel and Hamas and potentially other countries in the Middle East;
•risks relating to information security and cyber security events;
•risks relating to epidemics and pandemics and effects therefrom; and
•local political, economic and social conditions, including the possibility of hyperinflationary conditions and political instability in certain countries.
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
We sell advanced materials, catalysts and services that are used in manufacturing processes and as components of, or ingredients in, other products and, as a result, our sales are correlated with and affected by fluctuations in the level of industrial production and manufacturing output and by fluctuations in general economic activity. Demand for the products we manufacture often depends on trends in demand in the end uses our customers serve. General economic conditions and macroeconomic trends, including economic recessions and inflation, could affect overall demand for our products and any overall decline in such demand could significantly reduce our sales and profitability. In addition, volatility and disruption in financial markets could adversely affect our sales and results of operations by limiting our customers’ ability to obtain the financing necessary to maintain or expand their own operations.
Unfavorable global economic conditions could adversely affect our business, financial condition, and results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, during the past several years the global economy has experienced extreme volatility and disruptions, including significant volatility in commodity and market prices, including increasing energy prices, volatility in sulfur prices, declines in consumer confidence, declines in economic growth, supply chain interruptions, uncertainty about economic stability, record inflation globally, rising interest rates and the threat of recession. Unfavorable economic conditions could result in a variety of risks to our business, including demand and pricing for our products and difficulty in forecasting our financial results. A weak or declining economy also could strain our suppliers, possibly resulting in supply chain disruptions. In addition, inflation has increased our costs, which could impact our profitability. These and other economic factors could adversely impact our business and results of operations.
Exchange rate fluctuations could adversely affect our financial condition, results of operations and cash flows.
As a result of our international operations, for the year ended December 31, 2023, we generated 6% of our sales and associated expenses in currencies other than U.S. dollars. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. The main currencies to which we are exposed, besides the U.S. dollar, are the Euro and the British pound. The exchange rates between these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so in the future. In many cases, we sell exclusively in those jurisdictions and do not have the ability to mitigate our exposure to currency fluctuations through our operations. Accordingly, to the extent that we are unable to match sales made in such foreign currencies with costs paid in the same currency, exchange rate fluctuations could adversely affect our financial condition, results of operations and cash flows. In the past, we have experienced economic loss and a negative impact on earnings as a result of foreign currency exchange rate fluctuations and any future fluctuations may have similar impacts. We expect that the amount of our sales denominated in non-U.S. dollar currencies may increase in future periods. Given the volatility of exchange rates, there can be no assurance that we will be able to effectively manage our currency transaction risks or that any volatility in currency exchange rates will not have a material adverse effect on our financial condition or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”
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
In addition, we are required to comply with applicable economic sanctions, export controls, and similar laws and regulations imposed by the U.S. government and other countries. These laws and regulations may restrict our business practices, or the counterparties or regions with which we can trade. In addition, these laws and regulations are subject to frequent change, and such changes may require us to adjust our business practices, including by ceasing business activities in newly sanctioned countries or regions or with newly sanctioned entities or individuals, or to modify our compliance program. For example, the invasion of Ukraine by Russia and the related sanctions, export controls or other actions that have been or may be initiated by nations—including the U.S., the European Union, the United Kingdom, and Russia—could disrupt or otherwise adversely impact our customers in those countries, as well as adversely impact our business or our supply chain, business partners or customers in other countries beyond Ukraine and Russia. Further, violations of these legal requirements are punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts, loss of export privileges and other remedial measures.
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
We purchase significant amounts of raw materials, including precursor products in our Advanced Materials & Catalysts business and sulfur in our Ecoservices business, and we purchase significant amounts of natural gas to supply the energy required in our production process. The cost of these raw materials represents a substantial portion of our operating expenses and our results of operations have been, and could in the future be, significantly affected by increases in the costs of such raw materials. In addition, we obtain a significant portion of our raw materials from certain key suppliers. If any of those suppliers is unable to meet its obligations under current or future supply agreements, we may be forced to pay higher prices to obtain the necessary raw materials. Furthermore, if any of the raw materials that we use become unavailable within the geographic area from which we currently source them, we may not be able to obtain suitable and cost-effective substitutes. Any interruption of supply or any price increase of raw materials could adversely affect our profitability.
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
Our Advanced Materials & Catalysts segment primarily competes with other global producers in the petrochemicals and refining industries such as Grace, BASF, UOP, and Albemarle, as well as other niche competitors such as Tosoh, Axens, and Haldor Topsoe. In our Ecoservices segment, we compete in the North American refining services industry with competitors such as Chemtrade and Veolia. We believe that we typically compete on the basis of performance, product consistency, quality, reliability, and ability to innovate in response to customer demands.
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
A loss of any significant customer, including a pipeline customer in our Ecoservices segment, or a decrease in the provision of products to any significant customer could have an adverse effect on our business until alternative arrangements are secured. Any alternative arrangement to replace the loss of a customer could result in increased variable costs relating to product shipment. In addition, any new customer agreement we enter into may not have terms as favorable as those contained in our current customer agreements, which could have a material adverse effect on our business, financial condition and results of operations. For the year ended December 31, 2023, our top ten customers represented approximately 60% of our sales and one single customer represented 13% or $91.5 million of our sales in both Ecoservices and Advanced Materials & Catalysts.
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
Many of the customer contracts in our Ecoservices segment are multi-year agreements. Sulfuric acid regeneration customer contracts are typically on five- to ten-year terms and virgin sulfuric acid customer contracts are typically on one- to five-year terms, with larger customers typically favoring longer terms. Excluding contracts with automatic evergreen provisions, approximately 20% of our sulfuric acid volume for the year ended December 31, 2023 was under contracts expiring at the end of 2024 or beyond. In addition, our sulfuric acid regeneration contracts with major refinery customers typically allow for termination with advance notice of one to two years. We cannot provide assurance that our existing contracts will not be subjected to early terminations or that our expiring contracts will be renewed at the end of their terms. If we receive a significant number of such contract terminations or experience non-renewals from key customers in our Ecoservices segment, our results of operations, financial condition and cash flows may be materially adversely affected.
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
Even though we are generally an advanced materials and services supplier rather than a manufacturer of finished goods, the sale of our products involves the risk of product liability claims and voluntary or government-ordered product recalls. For example, certain of the products that we manufacture are used in chemical manufacturing processes in our customers’ manufacturing operations and are used in and around other chemical manufacturing facilities and other locations where personal injury or property damage may occur. While we attempt to protect ourselves from product liability claims and exposures through our adherence to standards and specifications, quality control and assurance and through contractual negotiations and provisions, there can be no assurance that our efforts will ultimately protect us from such claims. A product liability claim or voluntary or government-ordered product recall could result in substantial and unexpected expenditures, affect customer confidence in our products and divert management’s attention from other responsibilities. A product recall or successful product liability claim or series of claims against us in excess of our insurance coverage and for which we are not otherwise indemnified could have a material adverse effect on our business, financial condition, results of operations or cash flows. We have product liability insurance in amounts that we believe are adequate to cover this product liability risk. However, our insurance may not provide adequate coverage against all potential liabilities, including product recall liabilities. If a claim is brought against us, we might be required to pay legal and other expenses to defend the claim, as well as pay uncovered damage awards resulting from a claim brought successfully against us and these damages could be significant and have a material adverse effect on our financial condition. Furthermore, whether or not we are ultimately successful in defending any such claims, we might be required to direct significant financial and managerial resources to such defense and adverse publicity is likely to result.
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
Our products, including the raw materials we handle, are subject to rigorous chemical registration and industrial hygiene regulations and investigation. There is risk that a key raw material, chemical or substance, or one of the end products of which our products are a part of or are utilized to make, may be recharacterized as having a toxicological or health-related impact on the environment, our customers or our employees. Industrial hygiene regulations are continually strengthened and if such recharacterization occurs, the relevant raw material, chemical or product may be banned or we may incur increased costs in order to comply with new requirements. Changes in industrial hygiene regulations also affect the marketability of certain of our products, and future regulatory changes may have a material adverse effect on our business.
New laws and regulations, and changes in existing laws and regulations, may become effective in the future and could prevent or inhibit the development, distribution and sale of our products, including, but not limited to, the imposition of additional compliance costs, seizures, confiscation, recall or monetary fines. For example, as discussed in more detail in “Business-Environmental Regulations” and “Business-Chemical Product Regulation,” we may be materially impacted by regulatory initiatives worldwide with respect to chemical product safety such as the 2016 amendments to the U.S. Toxic Substances Control Act, the E.U. REACH regulation, and/or similar regulations being enacted in other countries (e.g., China REACH; Korea REACH). Additionally, current or future U.S. administrations may seek to tighten current environmental standards and regulations, including, but not limited to, the Corporate Average Fuel Economy standards, which could have a material adverse effect on our sales into the clean fuels, emission control and other industries.
We are subject to extensive environmental, health and safety regulations and face various risks associated with potential non-compliance or releases of hazardous materials.
Like other chemical companies, our operations and properties are subject to extensive and stringent federal, state, local and foreign environmental laws and regulations. U.S. federal environmental laws that affect us include, but are not limited to, the Resource Conservation and Recovery Act (“RCRA”), the Clean Air Act, the Clean Water Act and the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”). These laws govern, among other things, emissions to the air, discharges or releases of hazardous substances to land, surface, subsurface strata and water, wastewater discharges and the generation, handling, storage, transportation, treatment, disposal and remediation of hazardous materials and petroleum products. We are also subject to other federal, state, local and foreign laws and regulations regarding chemical and product safety as well as employee health and safety matters, including process safety requirements. These laws and regulations may become more stringent over time and the failure to comply with such laws and regulations can result in significant fines or penalties.

We have in the past been and currently are the subject of investigations and enforcement actions pursuant to environmental laws, including the Clean Air Act. Some of these matters were resolved through the payment of significant monetary penalties and a requirement to implement corrective actions at our facilities. For instance, we remain subject to a 2007 Consent Decree that resolves certain alleged Clean Air Act violations at six Ecoservices operating locations involving New Source Review, Prevention of Significant Deterioration and New Source Performance Standard obligations under the U.S. federal rules for the pollutants sulfur dioxide and sulfuric acid mist. The Consent Decree required Solvay (the owner of such facilities at the time) to pay a $2 million penalty and spend approximately $34 million on air pollution controls at our facilities, the majority of which was received from customers in contractual arrangements. Work under the Consent Decree has proceeded since 2007, and all of the significant capital improvements related to the Consent Decree have been completed. Three of our operating locations have been released from the scope of the Consent Decree and we are seeking release of the other locations covered by the Consent Decree. Upon issuance of New Source Review permit amendments at the remaining sites, we expect to be fully released from the Consent Decree.
We are required by these environmental laws and regulations to obtain registrations, licenses, permits and other approvals in order to operate, make disclosures to public authorities about our chemical handling and usage activities and install expensive pollution control and spill containment equipment at our facilities, or incur other capital expenditures aimed at achieving or maintaining compliance with such laws and regulations. The failure to timely identify and implement any such capital projects required to achieve or maintain compliance could expose us to enforcement and penalty.
Under CERCLA and analogous statutes in local and foreign jurisdictions, current and former owners and operators of land impacted by releases of hazardous substances are strictly liable for the investigation and remediation of the contamination resulting from the release. Liability under CERCLA and analogous laws is strict, unlimited, joint, several and retroactive, may be imposed regardless of fault and may relate to historical activities or contamination not caused by the affected property’s current owner or operator. We could be held responsible for all cleanup costs at a site, whether currently or formerly owned or operated, regardless of fault, knowledge, timing or cause of the contamination. Further, under CERCLA and analogous laws, we may be jointly and severally liable for contamination at third party sites where we or our predecessors in interest have sent waste for treatment or disposal, even if we complied with applicable laws. In addition, we may face liability for personal injury, property damage and/or natural resource damage resulting from environmental conditions attributable to hazardous substance releases at or from facilities we currently own or operate or formerly owned or operated or to which we sent waste. As such, a product spill or emission at one of our facilities or otherwise resulting from our operations could have adverse consequences on the environment and surrounding community and could result in significant liabilities with respect to investigation and remediation.
Our facilities have an extended history of industrial use, and soil and groundwater contamination exists at some of our sites. As of December 31, 2023, we had current remediation, monitoring and/or maintenance obligations at several of our current or former sites, including Dominguez, California and Martinez, California. As of December 31, 2023, we had established reserves of approximately $0.4 million to cover anticipated expenses at these sites, all of which have reached relatively mature stages of the investigation, remediation or monitoring process. Actual costs to complete these projects may exceed our current estimates.
As of December 31, 2023, our total reserves associated with environmental remediation and enforcement matters were $0.4 million. In addition to the ongoing remediation and monitoring activities discussed above, there is risk that the long-term industrial use at our facilities may have resulted in, or may in the future result in, contamination that has yet to be discovered, which could require additional, unplanned investigation and remediation efforts by us for which no reserves have been established, potentially without regard to whether we knew of, or caused, the release of such contaminants. Discovery of additional or unknown conditions at our facilities could have an adverse impact on our business by substantially increasing our capital expenditures, including compliance, investigation and remediation costs. Such environmental liabilities attached to our properties, or for properties that we are otherwise responsible for, could have a material adverse effect on our results of operations or financial condition.

Existing and proposed regulations to address climate change by limiting greenhouse gas emissions may cause us to incur significant additional operating and capital expenses and may impact our business and results of operations.
Certain of our operations result in emissions of greenhouse gases (“GHGs”), such as carbon dioxide. Growing concern about the sources and impacts of global climate change has led to a number of domestic and foreign legislative and administrative measures, both proposed and enacted, to monitor, regulate and limit carbon dioxide and other GHG emissions. In the European Union, our emissions are regulated under the E.U. Emissions Trading System (the “E.U. ETS”), an E.U.-wide trading scheme for industrial GHG emissions. The E.U. ETS is anticipated to become progressively more stringent over time, including by reducing the number of allowances to emit GHGs that E.U. member states will allocate without charge to industrial facilities. In the United States, the EPA has promulgated federal GHG regulations under the Clean Air Act that affect certain sources. For example, the EPA has issued mandatory GHG reporting requirements, under which our Dominguez, California and Baton Rouge, Louisiana facilities currently report. Moreover, California has enacted the Global Warming Solutions Act of 2006 (“Assembly Bill 32”), a law that establishes a comprehensive program to reduce GHG emissions from all sources throughout the state and contains reporting requirements under which our Dominguez and Martinez facilities currently report. Our Dominguez facility also participates in the emissions trading market established under Assembly Bill 32. Although we believe it is likely that GHG emissions will continue to be regulated in at least some regions of the United States and in other countries (in addition to the European Union) in the future, we cannot yet predict the form such regulation will take (such as a cap-and-trade program, technology mandate, emissions tax or other regulatory mechanism) or, consequently, estimate the costs that we may be required to incur to meet such requirements, which could, for example, require that we install emission control equipment, purchase emissions allowances, administer and manage our GHG emissions program or address other regulatory obligations. Such requirements could also adversely affect our energy supply or the costs and types of raw materials that we use for fuel. Accordingly, regulations controlling or limiting GHG emissions could have a material adverse effect on our business, financial condition or results of operations, including by reducing demand for our products.
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
This growing global environmental concern is also manifesting in existing and pending sustainability legislation, regulations, and directives at the federal, state and international levels, including, but not limited to, the E.U. Corporate Sustainability Reporting Directive (“CSRD”), the California Climate Corporate Data Accountability Act (SB 253) and GHG Climate-related Financial Risk Act (SB 261), and proposed United States SEC rules addressing Scope 1, 2, and 3 emissions. In the future, these developments are anticipated to increase the cost associated with complying with existing, pending, and future sustainability-related legislation, regulations and directives and such increased costs and/or our failure to comply with any such legislation, regulations and directives could adversely affect our financial condition, results of operations and cash flows.
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
•epidemics and pandemics and effects therefrom; and
•exposure to toxic chemicals.
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
If disruptions at our manufacturing facilities or in our distribution channels occur, alternative options with sufficient capacity or capabilities may not be available, may cost substantially more or may require significant time to start production or distribution. Any of these scenarios could negatively affect our business and financial performance. If one of our manufacturing facilities or distribution channels is unable to produce or distribute our products for an extended period of time, our sales may be reduced by the shortfall caused by the disruption and we may not be able to meet our customers’ needs, which could cause them to seek other suppliers. Furthermore, to the extent a production disruption occurs at a manufacturing facility that has been operating at or near full capacity, the resulting shortage of our product could be particularly harmful because production at the manufacturing facility may not be able to reach levels achieved prior to the disruption. Such risks are heightened in our Ecoservices segment, which has operations and customers primarily located in the Gulf Coast, which is susceptible to a heightened risk of hurricanes, and in California, which is susceptible to a heightened risk of earthquakes. For example, in December 2022, the operations of our Ecoservices’ Houston and Hammond facilities were disrupted by Winter Storm Elliot.
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
We currently participate in a joint venture relating to the Zeolyst International business and may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties and we sometimes have joint and several liability with our joint venture partners. If our joint venture partners do not fulfill their obligations, or if differences in views among the joint venture participants result in delayed decisions or failures to agree on major issues, the affected joint venture may not be able to operate according to its business plan. For example, the Zeolyst Joint Venture is structured as a general partnership in which we are equal partners with Shell Catalysts & Technologies, an affiliate of Royal Dutch Shell plc. or “Shell”. Accordingly, we do not control the Zeolyst Joint Venture and cannot unilaterally undertake strategies, plans, goals and operations or determine when cash distributions will be made to us. Furthermore, we are liable on a joint and several basis with Shell for all of the partnership’s liabilities if it does not have sufficient assets to satisfy such liabilities. Such factors may adversely affect our results of operation and force us to dedicate additional and unexpected resources to our joint ventures.
Our failure to protect our intellectual property rights could adversely affect our future performance and growth.
Protection of our proprietary processes, methods, compounds and other technologies is important to our business. We depend upon our ability to develop and protect our intellectual property rights to distinguish our products from those of our competitors. Failure to protect our existing intellectual property rights may allow our competitors to copy our products and may result in the loss of valuable proprietary technologies or other intellectual property. Failure to protect our innovations and trademarks by securing intellectual property rights could also result in our having to pay other companies for infringing on their intellectual property rights. We rely on a combination of patent, trade secret, trademark and copyright law as well as regulatory and judicial enforcement to protect such technologies and trademarks. In addition, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. As of December 31, 2023, we owned 21 patented inventions in the United States, with 175 patents issued in countries around the world and 61 patent applications pending worldwide covering such inventions. Some of these patents are licensed to others. In addition, we have acquired certain rights under patents and inventions of others through licenses. Should any of these licenses granted to us by third parties terminate prior to the expiration of the licensed intellectual property, we would need to cease using the licensed intellectual property, and either develop or license alternative technologies. In such a case, there can be no assurance that alternative technologies exist or that we would be able to obtain such a license on favorable terms.
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
Our industry is characterized by vigilant pursuit of intellectual property rights, particularly with respect to our advanced silicas and zeolite catalysts product groups. Like us, our competitors rely on intellectual property rights to maintain profitability and competitiveness. As the number of products and competitors has increased, the likelihood of intellectual property disputes has risen. Although it is our policy and intention not to infringe valid patents of others, our processes, apparatuses, technology, proprietary manufacturing expertise, methods, compounds and products may infringe on issued patents or infringe or misappropriate other intellectual property rights of others. Accordingly, we continually monitor third-party intellectual property to confirm our freedom to operate. Nevertheless, we may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the patents or trademarks or infringement or misappropriation of other intellectual property rights of third parties by us or our licensees in connection with their use of our products. Intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert the attention of our management and technical personnel away from operating our business. If we were to discover that our processes, apparatuses, technology, products or trademarks infringe the valid intellectual property rights of others, we might need to obtain licenses from these parties or substantially reengineer or rebrand our products in order to avoid infringement. We may not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer our products successfully or at an acceptable cost. Moreover, if we are sued for infringement and lose the suit, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology or using the infringing trademark. Additionally or alternatively, we may seek to challenge third-party patents in administrative proceedings before the United States patent office or one or more foreign patent offices. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products, which could have an adverse effect on our business, financial condition, results of operations and cash flows. Even if we ultimately prevail, the existence of lawsuits could prompt our customers to switch to alternative products. In addition, we have agreed, and will continue to agree, to indemnify certain customers for certain intellectual property infringement claims related to intellectual property relating to our products and the manufacture thereof. Should there be infringement claims against our licensees, we could be required to indemnify them for losses resulting from such claims or to refund amounts they have paid to us.
Disruption, failure or cybersecurity breaches affecting or targeting computers and infrastructure used by us or our business partners may adversely impact our business and operations.
We use computers and telecommunication systems to analyze and store financial and operating data and to communicate within our company, with outside business partners, and across international borders. These systems can be subject to technical system flaws; power loss; cyber attacks, including viruses, malware, phishing, ransomware, terrorism, and surveillance; unauthorized access; malicious software; intentional or inadvertent data privacy breaches by employees or others with authorized access; hacktivism; ransomware; physical or electronic break-ins; fires or natural disasters; supply chain attacks; and other cybersecurity issues. We have no assurance that our systems are appropriately redundant to withstand these events. Accordingly, such events could cause adverse effects and material disruptions to our operations or systems or those of our business partners; compromise the security, integrity, availability, and confidentiality of customer information, employee information, strategic projects, product formulas and other trade secrets, other business or personal sensitive data, including third party confidential information in our possession. Release of third party confidential information could materially harm our reputation, affect our relationships with such parties and expose us to liability. Although we have introduced many security measures, including firewalls and information technology security policies and training, these measures may not offer the appropriate level of security. A security breach or other compromise of our information security safeguards could expose our confidential information, including third party confidential information in our possession (such as customer information) to theft and misuse, which could in turn adversely affect our relationships with such third parties and have an adverse effect on our business, financial condition, results of operations and cash flows. In addition, a disruption, blockage, failure or a cyber breach of software or operating systems we use, or of the networks and infrastructure on which they rely, could damage critical production, distribution and/or storage assets, delay or prevent delivery to markets, and make it difficult or impossible to accurately account for production and settle transactions.
These impacts may adversely affect our relationships with employees, customers and other third parties and may have an adverse effect on our business reputation, competitiveness, financial condition, results of operations and cash flows, including damage to our operations, employees, or other third parties, resulting in remediation costs, litigation or regulatory actions. Although we have introduced many security measures, including firewalls and information technology security policies and training, these measures may not offer the appropriate level of security. We routinely experience attempts by external parties to penetrate and attack our networks and systems. Although such attempts to date have not resulted in any material breaches, disruptions, financial loss, or loss of business-critical information, our systems and procedures for protecting against such attacks and mitigating such risks may prove to be insufficient in the future. As technologies evolve and these cyber security attacks become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks, and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm.

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
We performed our annual impairment test on goodwill on October 1, 2023, and determined there was no goodwill impairment.
We may be subject to future changes in tax legislation or exposure to additional tax liabilities that may adversely affect our results of operations.
We are subject to taxes in the U.S. as well as foreign jurisdictions where our subsidiaries are organized. Due to economic and political conditions, tax rates, tax laws and other non-tax legislation, such as economic substance regulations, our business may experience significant impacts as a result of prospective changes. For example, the Inflation Reduction Act (“IRA”) enacted in the U.S. on August 16, 2022 imposes several new taxes that became effective in 2023, including a 1% excise tax on stock repurchases. Our future effective tax rates may be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in available tax credits or tax deductions, as well as changes in tax and other non-tax laws or their interpretation. Additionally, our organization is engaged in a number of cross-border intercompany transactions, subject to local transfer pricing regimes currently in place. We believe the economics of these transactions have been clearly reported, and the appropriate local transfer pricing documentation is contemporaneously available, although tax authorities may propose and potentially sustain adjustments that could result in changes to our mix of earnings in countries with differing statutory tax rates. The Organization of Economic Cooperation and Development (“OECD”), which represents a coalition of member countries, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project. This project focuses on a number of issues, including the shifting of profits cross-border amongst affiliated entities. Given the scope of the Company's international operations and the fluid and uncertain nature of how the BEPS project might ultimately lead to future legislation, it is difficult to assess how any changes in tax laws would impact the Company's future income tax expense. For example, the Model Rules under BEPS’s Pillar Two include a common approach for a global minimum tax. The Company has assessed the minimum tax and does not expect it to be within the scope of the Model Rules beginning January 1, 2024. The Company will continue to monitor the BEPS project and the applicability of new tax legislation to the Company.
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
We maintain defined benefit pension plans covering employees who meet age and service requirements. While all of our plans have been frozen, our net pension liability and cost is materially affected by the discount rate used to measure pension obligations, the longevity and actuarial profile of our workforce, the level of plan assets available to fund those obligations and the actual and expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, particularly equity securities, or in a change in the expected rate of return on plan assets. Assets available to fund the pension obligations of our plans as of December 31, 2023 were approximately $61.6 million, or approximately $4.9 million less than the measured pension benefit obligation on a GAAP basis. In addition, any changes in the discount rate could result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost in the following years.
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
We have substantial indebtedness, which as of December 31, 2023, totaled approximately $877.5 million. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences, including:
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
•changes in accounting principles;

•sales of substantial amounts of our stock by current stockholders (including stock by insiders or 5% stockholders);
•terrorist acts, acts of war or periods of widespread civil unrest;
•natural disasters and other calamities; and
•changes in general market and economic conditions.
In addition, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance, and factors beyond our control may cause our stock price to decline rapidly and unexpectedly. We are exposed to the impact of any global or domestic economic disruption that may occur..
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
Provisions in our certificate of incorporation and bylaws and Delaware law could make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include a classified board of directors and the ability of our board of directors to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquiror. Our certificate of incorporation imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than INEOS Limited and investment funds affiliated with CCMP, Capital Advisors, L.P. (“CCMP”), one of our former stockholders. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the company may be unsuccessful.
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
As of December 31, 2023, we had 911 employees worldwide, approximately 44% of which were represented by a union, works council or other employee representative body. As of December 31, 2023, 137 of our U.S. unionized employees were covered under collective bargaining agreements that will expire on or before December 30, 2024. Failure to reach agreement with any of our unionized work groups regarding the terms of their collective bargaining agreements or annual pay increases may result in a labor strike, work stoppage or slowdown. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, many of our employees in Europe are represented by works councils that must approve any changes in conditions of employment, including salaries, benefits and staff changes, and may impede efforts to restructure our workforce. Although we believe that we have a good working relationship with our employees, a strike, work stoppage or slowdown by our employees or a dispute with our employees could result in a significant disruption to our operations or higher ongoing labor costs. In addition, our ability to make adjustments to control compensation and benefit costs, or otherwise adapt to changing business needs, may be limited by the terms and duration of our collective bargaining agreements.

We are subject to certain risks related to litigation filed by or against us, as well as administrative and regulatory proceedings, and adverse results may harm our business.
We cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation and other administrative and regulatory proceedings filed by or against us, including remedies or damage awards, and how adverse results in any litigation or other administrative and regulatory proceedings may materially harm our business. Litigation and other administrative and regulatory proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, environmental, health and safety matters, joint venture agreements, labor and employment matters, domestic and foreign antitrust matters or other harms resulting from the actions of individuals or entities outside of our control. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of our processes, apparatuses, technology, trade secrets and proprietary manufacturing expertise, methods and compounds that are subject to third-party patents or other third-party intellectual property rights. Litigation based on environmental matters or exposure to hazardous substances in the workplace or from our products could result in significant liability for us. For example, we are currently subject to various asbestos premises liability claims that relate to a contractor exposure to asbestos contained in certain building materials at our sites. Furthermore, our international operations expose us to potential administrative and regulatory proceedings in foreign jurisdictions. Adverse outcomes in any of the foregoing could have a material adverse effect on our business.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C.    CYBERSECURITY.
Risk Management and Strategy
The Company has adopted processes designed to identify, assess and manage material risks from cybersecurity threats, which are integrated into the Company’s overall risk management systems and processes. Those processes include response to and an assessment of internal and external threats to the security, confidentiality, integrity and availability of our data and information systems, along with other material risks to our operations. The Company references the National Institute of Standards and Technology Cybersecurity Framework to help identify, assess, and manage cybersecurity risks and has adopted and tested a formal cybersecurity incident response plan. As part of our risk management process, the Company also engages third-party providers to conduct periodic internal and external penetration testing and maturity assessments. The Company stores data on premise and in cloud environments, with security appropriate to the data involved and has adopted controls around, among other things, access and acceptable use, backup and recovery and vendor risk assessment.
Our cybersecurity program is managed by the Cyber Incident Response Team (the “CIRT”), which is led by the Global IT Director, System Infrastructure Manager and the Network Infrastructure Manager, each with over 20 years of experience in IT. The CIRT serves as the core team responsible for managing the enterprise-wide cybersecurity policy, maintenance and compliance across all platforms. The CIRT is responsible for the detection and initial assessment of potential cybersecurity threats and incidents. The CIRT classifies detected cyber incidents to allow prioritization, response and escalation. Incidents are documented for internal reporting processes and regularly shared with senior management.
In the event of a potential cybersecurity incident, the CIRT will conduct an assessment to determine the nature and scope of the incident and manages the incident in accordance with our incident response plan until the incident is contained and resolved. The CIRT will document findings and make them available to the Disclosure Committee, which includes cross functional senior management representation from information technology, legal, finance, investor relations and business segments. The Disclosure Committee, in conjunction with third-party experts, including outside legal counsel, is responsible for assessing the materiality of any cybersecurity incident and coordinating external communications and disclosures, including with the Securities and Exchange Commission.
On a quarterly basis, our employees, contractors, and other users of the Company’s systems and networks are required to take cybersecurity training. The training is designed to provide employees and contractors with a baseline understanding of cybersecurity fundamentals to prevent security breaches and safely identify potential threats. These trainings are administered through a collaboration with third-party services and systems and address various topics, including how to handle sensitive and personal information, physical security of intellectual property, how to identify phishing attempts, reducing our risk to being phished and how to improve cybersecurity intelligence while working from home.

As of December 31, 2023, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company's business strategy, results of operations, or financial condition, although we may be materially affected in the future by such risks or future material incidents. See “Risk Factors—Risks Related to Our Business Operations—Disruption, failure or cyber security breaches affecting or targeting computers and infrastructure used by us or our business partners may adversely impact our business and operations” for additional information regarding cybersecurity risks.
Governance
Roles and Responsibilities
Cybersecurity is an important part of our risk management processes and an area of focus for Ecovyst’s management and Board of Directors. We continue to invest in cybersecurity and the resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure and the information they contain.
Our Board is actively involved in the assessment, oversight and management of the material risks that could affect the Company. The Board carries out its risk oversight and management responsibilities by monitoring risk directly as a full Board and, where appropriate, through its committees. The Board has delegated to the Audit Committee the responsibility to oversee the integrity of the Company’s information technology and cybersecurity risks and to assess the risks and incidents relating to cybersecurity threats. While our Board and Audit Committee oversee cybersecurity risk, management, through the CIRT, is responsible for the implementation and management of cybersecurity risk management systems and processes and for the communication of incidents to senior management and the Audit Committee.
The CIRT meets with the CEO and other members of our senior management on a quarterly basis and meets with the Audit Committee at least annually. Additionally, the Audit Committee regularly meets with members of the Company’s internal audit function to discuss risk management activities, compliance, best practices, and other related matters.
ITEM 2.    PROPERTIES.
Our operating headquarters are located in Malvern, Pennsylvania and our primary research and development facility is in Conshohocken, Pennsylvania. As of December 31, 2023, we had ten manufacturing facilities in two countries. We also had five administrative facilities and two research and development facilities located in three countries. Our joint ventures operated out of two facilities located in two countries.
The table below presents summary information regarding our principal manufacturing facilities that we own as of December 31, 2023.

Location	Segment

Baton Rouge, Louisiana, United States	Ecoservices
Baytown, Texas, United States	Ecoservices
Dominguez, California, United States	Ecoservices
Delfzijl, The Netherlands(1)	Advanced Materials & Catalysts
Hammond, Indiana, United States	Ecoservices
Houston, Texas, United States	Ecoservices
Kansas City, Kansas, United States(1)	Advanced Materials & Catalysts
Martinez, California, United States	Ecoservices
West Orange, Texas, United States	Ecoservices
Portland, Oregon, United States	Ecoservices

(1)    We lease a portion of the site to the Zeolyst Joint Venture.

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
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information, Holders and Dividends
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ECVT”. As of February 23, 2024, there were 11 shareholders of record of our common stock. A substantially greater number of holders of our common stock hold their shares in “street name” through banks, brokers and other financial institutions.
We have not and do not currently intend to pay regular dividends on our common stock in the foreseeable future. The declaration and payment of any future dividends by our Board of Directors is subject to compliance with the covenants contained in the agreements governing our credit facilities, applicable law and other considerations. See Note 16 to our consolidated financial statements included in this Form 10-K for information regarding covenant restrictions on the payment of dividends under our debt agreements.
Stock Performance Graph
The graph below shows the cumulative total shareholder return of our common stock for the period from December 31, 2018 to December 31, 2023 as compared to the cumulative total return of the Russell 2000 Total Return Index and the S&P 1500 Specialty Chemicals Index, assuming an investment of $100 made at the respective closing prices on December 31, 2018. The information contained in the graph below is furnished and therefore not to be considered “filed” with the SEC, and is not incorporated by reference into any document that incorporates this Form 10-K by reference.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
ECVT (formerly PQG)	$100	$116	$110	$98	$85	$93
Russell 2000	100	126	151	173	138	161
SP 1500 Spec Chem	100	118	138	176	132	152

Issuer Purchases of Equity Securities
The following table contains information about purchases of our common stock during the fourth quarter of 2023.

			Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Dollar Value) of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (3)
	Total Number of Shares of Common Stock Purchased (1)	Average Price Paid per Share of Common Stock (2)

October 1, 2023 — October 31, 2023	—	$—	—	$234,592
November 1, 2023 — November 30, 2023	—	$—	—	$234,592
December 1, 2023 — December 31, 2023	—	$—	—	$234,592
Total	—

2022 Stock Repurchase Program
(1)    During the three months ended December 31, 2023, the Company did not repurchase shares on the open market or accrue excise tax related to these repurchases, net of shares issued under the Company’s equity incentive program. As of December 31, 2023, $234.6 million was available for additional share repurchases under the program.
(2)     Excludes brokerage commissions and other costs of execution.
(3)    In April 2022, our Board of Directors approved a stock repurchase program that authorized the Company to purchase up to $450 million of the Company’s common stock over the four-year period from the date of approval. This program is expected to be funded using cash on hand and cash generated from operations. We primarily expect to conduct the repurchase program through negotiated transactions with the Company’s equity sponsors, as well as through open market repurchases or other means, including through Rule 10b-18 trading plans or through the use of other techniques such as accelerated share repurchases. The actual timing, number and nature of shares repurchased will depend on a variety of factors, including stock, price, trading volume, and general business and market conditions. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be amended, suspended or discontinued at any time at our discretion.
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
Tax Withholdings
(1)    In connection with the vesting of restricted stock awards, restricted stock units and performance stock units, shares of common stock may be delivered to the Company by employees to satisfy withholding tax obligations at the instruction of the employee award holders. These transactions when they occur, are accounted for as stock repurchases by the Company, with the shares returned to treasury stock at a cost representing the payment by the Company of the tax obligations on behalf of the employees in lieu of shares for the vesting unit. There were no such transactions during the three months ended December 31, 2023.

ITEM 6.    [Reserved]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
We are a leading integrated and innovative global provider of advanced materials, specialty catalysts and services. We believe that our products and services contribute to improving the sustainability of the environment.
We conduct operations through two reporting segments: (1) Ecoservices and (2) Advanced Materials & Catalysts (including our 50% interest in the Zeolyst Joint Venture).
Ecoservices: We are a leading provider of sulfuric acid recycling to the North American refining industry for the production of alkylate, an essential gasoline component for lowering vapor pressure and increasing octane to meet stringent gasoline specifications and fuel efficiency standards. We are also a leading North American producer of high quality and high strength virgin sulfuric acid for industrial and mining applications. We also provide chemical waste handling and treatment services, as well as ex-situ catalyst activation services for the refining and petrochemical industry.
Advanced Materials & Catalysts: We are a global supplier of finished silica catalyst, catalyst supports and functionalized silicas necessary to produce high performing plastics and to enable sustainable chemistry. This segment includes our 50% interest in the Zeolyst Joint Venture, where we are a leading global supplier of zeolites used for catalysts that support the production of sustainable fuels, remove nitrogen oxides from diesel engine emissions and are broadly applied in refining and petrochemical processes.
Effective November 28, 2023, the Company renamed the Catalyst Technologies segment to Advanced Materials & Catalysts. Beginning with the year ended December 31, 2023, the segment results and disclosures included in the Company’s consolidated financial statements reflect the new segment name for all periods presented. This change to the Company’s segment name does not change the Company’s consolidated balance sheets, statements of income or cash flows for the prior periods or the way the Company’s chief operating decision maker (“CODM”) evaluated the business.
In 2023, we served global customers across many end uses and, as of December 31, 2023, operated out of ten strategically located manufacturing facilities.
On December 14, 2020, we completed the sale of our Performance Materials business to Potters Buyer, LLC, an affiliate of The Jordan Company, L.P. Effective on August 1, 2021, we completed the sale of our Performance Chemicals business to Sparta Aggregator L.P., a partnership with Koch Minerals & Trading, LLC and Cerberus Capital Management, L.P. The results of operations, financial condition, and cash flows for the Performance Materials and Performance Chemicals businesses are presented herein as discontinued operations for the 2022 and 2021 periods presented. Refer to Note 4 of our consolidated financial statements for additional information.
Economic Effects on our Business and Results
We continue to monitor the developments in Russia and Ukraine, as well as the related economic sanctions and export controls imposed on certain industry sectors. Although the current conflict has created global economic and political uncertainties and affected certain supply chain disruptions, we do not believe we have significant exposure in those countries. We have no operations in Russia or Ukraine. We had no sales to customers in Ukraine and Russia in December 31, 2023 and our sales to a customer in Russia were immaterial for the year ended December 31, 2022 and 2% for the year ended December 31, 2021. We also did not make any purchases from suppliers in Russia or Ukraine. As Russia’s invasion of Ukraine continues to unfold, we will continue to monitor compliance with sanctions imposed by the U.S. government and other countries.
We continue to monitor the developments in the Middle East. Although the Company experienced shipment delays, the impact remained immaterial on our business.

2022 Stock Repurchase Program
On April 27, 2022, the Board approved a stock repurchase program that authorized the Company to purchase up to $450 million of the Company’s common stock over the four-year period from the date of approval. During the year-ended December 31, 2023, the Company repurchased 541,494 shares on the open market at an average price of $9.85 per share, for a total of $5.3 million, excluding brokerage commissions and accrued excise tax. Additionally, in connection with secondary offerings of the Company’s common stock in March and May 2023, the Company repurchased 7,000,000 shares of its common stock sold in the offerings from the underwriters at a weighted average price of $10.48 per share concurrently with the closing of the offerings, for a total of $73.4 million, excluding accrued excise tax.
As of December 31, 2023, $234.6 million was available for additional share repurchases under the program.
During the year-ended December 31, 2022, the Company repurchased 1,970,763 shares on the open market at an average price of $9.82 per share, for a total of $19.4 million, excluding brokerage commissions. Additionally, in connection with secondary offerings of the Company’s common stock in August and November 2022, the Company repurchased 14,500,000 shares of its common stock sold in the offerings from the underwriters at a weighted average price of $8.09 per share concurrently with the closing of the offerings, for a total of $117.3 million.
Basis of Presentation
Our zeolite catalysts product group operates through the Zeolyst Joint Venture, which we account for as an equity method investment in accordance with accounting principles generally accepted in the United States (“GAAP”). We do not record sales by the Zeolyst Joint Venture as revenue and such sales are not consolidated within our results of operations. However, net income and Adjusted EBITDA reflects our share of the earnings of the Zeolyst Joint Venture that have been recorded as equity in net income from affiliated companies in our consolidated statements of income and includes Zeolyst Joint Venture adjustments on a proportionate basis based on our 50% ownership interest.
Key Performance Indicators
Adjusted EBITDA and Adjusted Net Income
Adjusted EBITDA and adjusted net income are financial measures that are not prepared in accordance with GAAP and that we use to evaluate our operating performance, for business planning purposes and to measure our performance relative to that of our competitors. Adjusted EBITDA and adjusted net income are presented as key performance indicators as we believe these financial measures will enhance a prospective investor’s understanding of our results of operations and financial condition. EBITDA consists of net income (loss) attributable to continuing operations before interest, taxes, depreciation and amortization. Adjusted EBITDA consists of EBITDA adjusted for (i) non-operating income or expense, (ii) the impact of certain non-cash, nonrecurring or other items included in net income (loss) and EBITDA that we do not consider indicative of our ongoing operating performance, and (iii) depreciation, amortization and interest of our 50% share of the Zeolyst Joint Venture. Adjusted net income consists of net income (loss) adjusted for (i) non-operating income or expense and (ii) the impact of certain non-cash, nonrecurring or other items included in net income (loss) that we do not consider indicative of our ongoing operating performance. We believe that these non-GAAP financial measures provide investors with useful financial metrics to assess our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business.
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

Key Factors and Trends Affecting Operating Results and Financial Condition
Sales
Overall, our Ecoservices and Advanced Materials & Catalysts segments continued to benefit from demand trends for our products and services in the industries we serve. While sales of our virgin sulfuric acid into the production of nylon intermediates and sales of polyethylene catalysts weakened in the second half of 2023, demand across the balance of product categories, end-uses and customers throughout 2023 remained positive. Contractual pass-through mechanisms and targeted price increases have served to mitigate the adverse impacts of inflationary pressures in 2023, including higher variable costs on our businesses and supply chain constraints, including limited availability and higher costs for energy, logistics, and other raw materials.
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
The primary raw materials for our Ecoservices segment include spent sulfuric acid, sulfur, acids, bases (including sodium hydroxide, or “caustic soda”), and certain metals. Spent sulfuric acid for our Ecoservices segment is supplied by customers for a nominal charge as part of their contracts. The primary raw materials used in the manufacture of products in our Advanced Materials & Catalysts segment include sodium silicate and cesium hydroxide. During the second quarter of 2023, inflationary pressures began to ease, which reduced the cost of goods for sulfur, energy, logistics and other raw materials.
Most of our Ecoservices contracts feature take-or-pay volume protection and/or quarterly price adjustments for commodity inputs, labor, the Chemical Engineering Index (U.S. chemical plant construction cost index) and natural gas. Over 80% of our Ecoservices segment sales for the year ended December 31, 2023 were under contracts featuring quarterly price adjustments. The price adjustments generally reflect actual costs for producing acid and tend to protect us from volatility in labor, fixed costs and raw material pricing. The take-or-pay volume protection allows us to cover fixed costs through intermittent, temporary production issues at customer refineries.
While natural gas is not a direct feedstock for any product, natural gas powered machinery and equipment are used to heat raw materials and create the chemical reactions necessary to produce end-products. We maintain multiple suppliers wherever possible and structure our customer contracts when possible to allow for the pass-through of raw material, labor and natural gas costs.
Joint Ventures
We account for our investments in our equity joint ventures under the equity method. Our joint venture, the Zeolyst Joint Venture, manufactures high performance, specialty, zeolite-based catalysts, used in emission control, refining and petrochemical industry applications and by the broader chemicals industry. Demand for the Zeolyst Joint Venture products fluctuates based upon the timing of our customer’s fixed bed catalyst replacements. We share proportionally in the management of our joint venture with the other parties to such joint venture.
Seasonality
Our regeneration services product group, which is a part of our Ecoservices segment, typically experiences seasonal fluctuations as a result of higher demand for gasoline products in the summer months and lower demand in the winter months. These demand fluctuations results in higher sales and working capital requirements in the second and third quarters.

Foreign Currency
As a global business, we are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. We operate in various geographies with approximately 6% of our sales for the years ended December 31, 2023 and 2022 in currencies other than the U.S. dollar. Because our consolidated financial results are reported in U.S. dollars, sales or earnings generated in currencies other than the U.S. dollar can result in a significant increase or decrease in the amount of those sales and earnings when translated to U.S. dollars. The foreign currency to which we have the most significant exchange rate exposure is the British Pound.
Results of Operations
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Highlights
The following is a summary of our financial performance for the year ended December 31, 2023 compared with the year ended December 31, 2022.
Sales
Sales decreased $129.1 million to $691.1 million. The decrease in sales was primarily due to lower sales volume and the pass-through of lower sulfur costs, offset by higher average selling prices, after adjusting for impact of the pass-through of lower sulfur costs.
Gross Profit
Gross profit decreased $26.8 million to $197.9 million. The decrease in gross profit was primarily due to lower sales volume.
Operating Income
Operating income decreased $7.7 million to $96.7 million. The decrease in operating income was primarily due to the decrease in gross profit, offset by lower selling, general and administrative expenses and other operating expenses.
Equity in Net Income from Affiliated Companies
Equity in net income of affiliated companies increased $2.9 million to $30.6 million. The increase was primarily due to higher sales within the Zeolyst Joint Venture partially offset by the impact of unfavorable fixed cost absorption.

The following is our consolidated statement of income and a summary of financial results for the years ended December 31, 2023 and 2022.

	Years ended December 31,		Change
	2023	2022	$	%
	(in millions, except percentages)
Sales	$691.1	$820.2	$(129.1)	(15.7)%
Cost of goods sold	493.2	595.5	(102.3)	(17.2)%
Gross profit	197.9	224.7	(26.8)	(11.9)%
Gross profit margin	28.6%	27.4%
Selling, general and administrative expenses	79.2	85.3	(6.1)	(7.2)%
Other operating expense, net	22.0	35.0	(13.0)	(37.1)%
Operating income	96.7	104.4	(7.7)	(7.4)%
Operating income margin	14.0%	12.7%
Equity in net income from affiliated companies	(30.6)	(27.7)	(2.9)	10.5%
Interest expense, net	44.7	37.2	7.5	20.2%
Other expense, net	0.6	0.2	0.4	200.0%
Income from continuing operations before income taxes	82.0	94.7	(12.7)	(13.4)%
Provision for income taxes	10.8	24.9	(14.1)	(56.6)%
Effective tax rate	13.2%	26.3%
Net income from continuing operations	71.2	69.8	1.4	2.0%
Net income from discontinued operations, net of tax	—	3.9	(3.9)	(100.0)%
Net income	$71.2	$73.7	$(2.5)	(3.4)%

Sales

	Years ended December 31,		Change
	2023	2022	$	%
	(in millions, except percentages)
Sales:
Ecoservices	$584.8	$702.5	$(117.7)	(16.8)%
Advanced Materials & Catalysts	106.3	117.7	(11.4)	(9.7)%
Total sales	$691.1	$820.2	$(129.1)	(15.7)%

Ecoservices: Sales in Ecoservices for the year ended December 31, 2023 were $584.8 million, a decrease of $117.7 million, or 16.8%, compared with sales of $702.5 million for the year ended December 31, 2022. The decrease in sales reflects lower sales volume of $52.1 million and the negative impact associated with the pass-through of lower sulfur costs of approximately $86 million, offset by higher average selling pricing of $20.4 million, after adjusting for the impact of the pass-through of lower sulfur costs.
Sales volume was lower primarily due to lower virgin sulfuric acid sales associated with the adverse impact of Winter Storm Elliott earlier in the year, extended maintenance turnaround activity at our facilities and lower end use demand of virgin sulfuric acid, primarily in the production of nylon intermediates. Favorable pricing continued to benefit Ecoservices, driven by higher contractual and index pricing within regeneration services, as well as the pass-through of higher freight costs.

Advanced Materials & Catalysts: Sales in Advanced Materials & Catalysts for the year ended December 31, 2023 were $106.3 million, a decrease of $11.4 million, or 9.7%, compared with sales of $117.7 million for the year ended December 31, 2022. The decrease in sales was primarily due to lower sales volume of $24.2 million, partially offset by higher average selling prices of $12.4 million and the effects of foreign currency translation of $0.4 million.
The decrease in sales volume was primarily driven by lower end use demand for polyethylene catalysts and niche custom catalysts during the year ended December 31, 2023. The higher average selling prices were primarily driven by implemented price increases.
Gross Profit
Gross profit for the year ended December 31, 2023 was $197.9 million, a decrease of $26.8 million, or 11.9%, compared with $224.7 million for the year ended December 31, 2022. The decrease in gross profit is primarily driven by lower sales volume of $30.1 million as well as unfavorable manufacturing costs of $29.5 million, partially offset by favorable average selling prices of $32.8 million, exclusive of the pass-through of sulfur costs.
Sales volume was lower primarily due to lower virgin sulfuric acid sales and lower polyethylene catalysts sales. The unfavorable manufacturing costs was primarily driven by costs related to the extended maintenance turnaround activity, planned turnaround activity, and higher unplanned repair and maintenance costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2023 were $79.2 million, a decrease of $6.1 million compared with $85.3 million for the year ended December 31, 2022. The decrease in selling, general and administrative expenses was mainly due to a decrease in compensation related costs of $6.3 million and a decrease in stock-based compensation expense of $4.6 million driven by fewer overall awards granted and outstanding for the year ended December 31, 2023. This was partly offset by an increase in professional fees of $3.4 million primarily related to consulting and recruiting charges.
Other Operating Expense, Net
Other operating expense, net for the year ended December 31, 2023 was $22.0 million, a decrease of $13.0 million, or 37.1%, compared with $35.0 million for the year ended December 31, 2022. The decrease in other operating expense, net was mainly driven by severance charges incurred in the prior period from contracts associated with former executives and residual costs from the sale of the Performance Chemicals business and other transactions costs for the year ended December 31, 2022.
Equity in Net Income from Affiliated Companies
Equity in net income from affiliated companies for the year ended December 31, 2023 was $30.6 million, an increase of $2.9 million or 10.5%, compared with $27.7 million for the year ended December 31, 2022. The increase was primarily due to higher sales for hydrocracking, sustainable fuels and emission control catalysts within the Zeolyst Joint Venture partially offset by the impact of unfavorable fixed cost absorption during the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Interest Expense, Net
Interest expense, net for the year ended December 31, 2023 was $44.7 million, an increase of $7.5 million, as compared with $37.2 million for the year ended December 31, 2022. The increase in interest expense was due to year over year increase in variable rates, which was partially offset by lower outstanding debt for the year ended December 31, 2023, as compared to the year ended December 31, 2022. This was offset by the benefits associated with our interest rate caps, which included an adjustment related to prior year interest rate amortization.
Other Expense, Net
Other expense, net was $0.6 million for the year ended December 31, 2023, an increase of $0.4 million, compared with $0.2 million for the year ended December 31, 2022. The change primarily related to a $1.6 million change in net gains in foreign currency translation in the current year and a change of $1.1 million in pension plan costs.

Provision for Income Taxes
The provision for income taxes for the year ended December 31, 2023 was $10.8 million compared with $24.9 million for the year ended December 31, 2022. The effective income tax rate for the year ended December 31, 2023 was 13.2% compared to 26.3% for the year ended December 31, 2022. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the year ended December 31, 2023 was mainly due to the impact of a valuation allowance release connected to our state investment tax credit carryovers, foreign tax credit benefit, the Section 162(m) deduction limitation for “covered” employees with compensation in excess of $1 million, along with the tax deductibility of stock compensation. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the year ended December 31, 2022 was mainly due the impact of the Section 162(m) deduction limitation for “covered” employees with compensation in excess of $1 million, along with the tax deductibility of stock compensation.
Net Income
For the foregoing reasons, net income was $71.2 million for the year ended December 31, 2023 as compared to $73.7 million for the year ended December 31, 2022.
Adjusted EBITDA
Summarized EBITDA and Adjusted EBITDA information is shown below in the following table:

	Years ended December 31,		Change
	2023	2022	$	%
	(in millions, except percentages)
Adjusted EBITDA(1):
Ecoservices	$200.0	$227.8	$(27.8)	(12.2)%
Advanced Materials & Catalysts(2)	81.9	78.0	3.9	5.0%
Unallocated corporate expenses	(22.0)	(29.0)	7.0	(24.1)%
Total	$259.9	$276.8	$(16.9)	(6.1)%

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
(2)The Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $50.5 million for the year ended December 31, 2023, which includes $30.7 million of equity in net income, excluding $6.4 million of amortization of investment in affiliate step-up plus $13.4 million of joint venture depreciation, amortization and interest. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $50.3 million for the year ended December 31, 2022, which includes $27.9 million of equity in net income, excluding $6.4 million of amortization of investment in affiliate step-up plus $16.0 million of joint venture depreciation, amortization and interest.
Ecoservices: Adjusted EBITDA for the year ended December 31, 2023 was $200.0 million, a decrease of $27.8 million, or 12.2%, compared to $227.8 million for the year ended December 31, 2022. The decrease in Ecoservices’ Adjusted EBITDA was the result of lower sales volumes for virgin sulfuric acid, as well as higher unplanned repair and maintenance costs associated with production downtime at several of our manufacturing sites and the associated impact from Winter Storm Elliott, partially offset by higher average selling prices, excluding the pass-through of lower sulfur costs.
Favorable pricing continued to benefit Ecoservices driven by higher contractual pricing and index pricing within regeneration services as well as the pass through of higher freight costs. The Winter Storm Elliott and unplanned production downtime drove both lower sales of virgin sulfuric acid as well as higher maintenance costs during the year.

In addition, the lower volume was driven by a decrease in demand for virgin sulfuric acid used in the production of nylon intermediates.
Advanced Materials & Catalysts: Adjusted EBITDA for the year ended December 31, 2023 was $81.9 million, an increase of $3.9 million, or 5.0%, compared with $78.0 million for the year ended December 31, 2022. Adjusted EBITDA increased due higher average selling prices from implemented price increases, partially offset by lower volume from decreased demand for polyethylene catalysts and the timing of niche custom catalyst sales. In addition, within the Zeolyst Joint Venture, strong pricing and higher sales of hydrocracking catalyst, emission control catalyst and catalyst used in the production of sustainable fuels was offset by higher manufacturing costs and the year-over-year impact of prior year unfavorable fixed cost absorption.
A reconciliation of net income attributable to Ecovyst Inc. to Adjusted EBITDA is as follows:

	Years ended December 31,
	2023	2022
	(in millions)
Reconciliation of net income to Adjusted EBITDA
Net income from continuing operations	$71.2	$69.8
Provision for income taxes	10.8	24.9
Interest expense, net	44.7	37.2
Depreciation and amortization	84.6	79.2
EBITDA	211.3	211.1
Joint venture depreciation, amortization and interest(a)	13.4	16.0
Amortization of investment in affiliate step-up(b)	6.4	6.4
Net loss on asset disposals(c)	4.1	3.6
Foreign currency exchange (gain) loss(d)	(1.3)	1.4
LIFO expense (benefit)(e)	3.5	(0.2)
Transaction and other related costs(f)	3.0	7.0
Equity-based compensation	16.0	20.6
Restructuring, integration and business optimization expenses(g)	2.7	11.6
Other(h)	0.8	(0.7)
Adjusted EBITDA	$259.9	$276.8

(a)We use Adjusted EBITDA as a performance measure to evaluate our financial results. Because our Advanced Materials & Catalysts segment includes our 50% interest in the Zeolyst Joint Venture, we include an adjustment for our 50% proportionate share of depreciation, amortization and interest expense of the Zeolyst Joint Venture.
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
Adjusted Net Income
    Summarized adjusted net income information is shown below in the following table:

	Years ended December 31,
	2023			2022
	Pre-tax	Tax expense (benefit)	After-tax	Pre-tax	Tax expense (benefit)	After-tax
	(in millions)
Reconciliation of net income to Adjusted Net Income (1)(2)
Net income from continuing operations	$82.0	$10.8	$71.2	$94.7	$24.9	$69.8
Amortization of investment in affiliate step-up(b)	6.4	1.6	4.8	6.4	1.5	4.9
Net loss on asset disposals(c)	4.1	1.0	3.1	3.6	0.9	2.7
Foreign currency exchange (gain) loss(d)	(1.3)	(0.3)	(1.0)	1.4	0.4	1.0
LIFO expense (benefit)(e)	3.5	0.9	2.6	(0.2)	(0.1)	(0.1)
Transaction and other related costs(f)	3.0	0.8	2.2	7.0	1.1	5.9
Equity-based compensation	16.0	1.5	14.5	20.6	(0.1)	20.7
Restructuring, integration and business optimization expenses(g)	2.7	0.7	2.0	11.6	2.8	8.8
Other(h)	0.8	0.2	0.6	(0.7)	(0.2)	(0.5)
Adjusted Net Income, including Impact valuation allowance release	117.2	17.2	100.0	144.4	31.2	113.2
Impact of valuation allowance release(3)	—	10.2	(10.2)	—	—	—
Adjusted Net Income	$117.2	$27.4	$89.8	$144.4	$31.2	$113.2

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
(3)Represents the tax impact of the state tax credit valuation allowance release. Item is not expected to be recurring.
The adjustments to net income attributable to Ecovyst Inc. are shown net of each applicable statutory tax rates of 25.4% and 23.9% for the year ended December 31, 2023 and 2022, respectively, except for equity-based compensation. The tax effect on equity-based compensation is derived by removing the tax effect of any equity-based compensation expense disallowed as a result of its inclusion within IRC Sec. 162(m), and adding the tax effect of equity-based stock compensation shortfall recorded as a discrete item.
Results of Operations
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
A discussion of our performance for the year ended December 31, 2022 compared to the year ended December 31, 2021 is set forth in Part II, Item 7 of our Form 10-K for the year ended December 31, 2022 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Financial Condition, Liquidity and Capital Resources
Our primary sources of liquidity consist of cash flows from operations, existing cash balances as well as funds available under our asset based lending revolving credit facility (“ABL Facility”). We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources of funds. Our primary liquidity requirements include funding working capital requirements (primarily inventory and accounts receivable, net of accounts payable and other accrued liabilities), debt service requirements and capital expenditures. Our capital expenditures include both maintenance of business, which include spending on maintenance and HSE initiatives as well as growth, which includes spending to drive organic sales growth and cost savings initiatives.
We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our ABL Facility, will be sufficient to meet our presently anticipated future cash needs for at least the next twelve months. We may also pursue strategic acquisition or divestiture opportunities, which may impact our future cash requirements. We may, from time to time, increase borrowings under our ABL Facility to meet our future cash needs. As of December 31, 2023, we had cash and cash equivalents of $88.4 million and availability of $63.8 million under our ABL Facility, after giving effect to $4.0 million of outstanding letters of credit, for a total available liquidity of $152.2 million. As of December 31, 2023, we did not have any revolving credit facility borrowings and were in compliance with all covenants under our debt agreements.
Our ABL Facility has one financial covenant with two ratios to maintain. The first ratio compares the total ABL availability against a threshold: the greater of 10% of the line cap (which is defined as the lesser of our revolving loan commitments and the value of our assets) or $20.0 million. The greater of this threshold cannot be greater than the total availability of the ABL Facility. The second ratio compares the ABL Facility availability of the U.S. revolving credit facility against a $15.0 million threshold. As of December 31, 2023, we were in compliance with the financial covenant under the ABL Facility.
The 2021 Term Loan Facility and the ABL Facility contain various restrictive covenants. Each limits the ability of the Company and its restricted subsidiaries to incur certain indebtedness or liens, merge, consolidate or liquidate, dispose of certain property, make investments or declare or pay dividends, make optional payments, modify certain debt instruments, enter into certain transactions with affiliates, enter into certain sales and leasebacks, and certain other non-financial restrictive covenants. The ABL Facility also contains one financial covenant which applies when minimum availability under the ABL Facility exceeds a certain threshold. During such time, the Company is required to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0. The Company was in compliance with all debt covenants under the 2021 Term Loan Facility and the ABL Facility as of December 31, 2023 and 2022, respectively.
Included in our cash and cash equivalents balance as of December 31, 2023 was $10.7 million of cash and cash equivalents in foreign jurisdictions. Depending on foreign cash balances, we have certain flexibility to repatriate funds should the need arise. Should the need arise, we would repatriate the funds in the most tax efficient manner from those subsidiaries. Repatriation of foreign cash is generally not subject to U.S. federal income taxes at the time of cash distribution. However, foreign earnings may still be taxed for state income tax purposes, as well as subject to certain foreign withholding tax obligations, when cash amounts are distributed back to the U.S.
Over the course of the next twelve months and beyond, we anticipate making significant cash payments for known contractual and other obligations, including:
Principal and interest on long-term debt
As of December 31, 2023, our total indebtedness was $877.5 million, with up to $63.8 million of available borrowings under our ABL. Our liquidity requirements are significant, primarily due to debt service requirements. As reported, our cash interest expense for the years ended December 31, 2023, 2022 and 2021 was approximately $42.1 million, $35.4 million and $59.0 million, respectively. Before any impact of hedges, a one percent change in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $8.8 million on interest expense. The principal balance due in the next twelve months is $9.0 million.
Interest payments due within the next twelve months are $70.7 million using the interest rate effective as of December 31, 2023 on our variable interest credit facilities. Interest on long-term debt excludes amortization of deferred financing fees and original issue discount. The actual interest payments may differ materially based on actual amounts of long-term debt outstanding and actual interest rates in future periods, as well as the hedging impact from our interest rate cap agreements.
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
Lease obligations
The Company has operating and finance lease agreements for land, buildings, railcars, vehicles, manufacturing equipment and general office equipment, as well as a financing obligation in connection with a failed-sale-leaseback. We utilize an incremental borrowing rate over the relevant operating and finance lease terms, which is the rate of interest that it would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. We utilize a fixed borrowing rate for the financing obligation.
As of December 31, 2023, our total operating lease liabilities was $24.2 million, with $10.8 million of principal and interest payments made during the year. Operating lease payments due within the next twelve months is $9.5 million.
As of December 31, 2023, our total finance lease liabilities was $0.1 million as of December 31, 2023, with $0.1 million of principal and interest payments made during the year. Finance lease payments due withing the next twelve months is $0.1 million.
As of December 31, 2023, our total finance obligation was $7.9 million as of December 31, 2023, with $3.1 million of principal and interest payments made during the year. Finance obligation due withing the next twelve months is $3.2 million.

Cash Flow

	Years ended December 31,
	2023	2022	2021
	(in millions)
Continuing Operations
Net cash provided by (used in)
Operating activities	$137.6	$180.4	$137.3
Investing activities	(65.3)	(63.0)	875.7
Financing activities	(93.5)	(148.1)	(963.1)
Discontinued Operations
Net cash provided by (used in)
Operating activities	—	6.3	(7.4)
Investing activities	—	—	(40.0)
Financing activities	—	—	(1.1)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(5.5)	2.3
Net change in cash and cash equivalents	(22.5)	(29.9)	3.7
Cash and cash equivalents at beginning of period	110.9	140.9	137.2
Cash and cash equivalents at end of period	$88.4	$111.0	$140.9

	Years ended December 31,
	2023	2022	2021
	(in millions)
Continuing Operations
Net income	$71.2	$69.8	$1.8
Non-cash and non-working capital related activities(1)	86.6	114.3	156.6
Changes in working capital	(20.8)	(2.2)	(18.1)
Other operating activities	0.6	(1.5)	(3.0)
Net cash provided by operating activities, continuing operations	$137.6	$180.4	$137.3

(1)Includes depreciation, amortization, amortization of deferred financing costs and original issue discount, debt extinguishment costs, foreign currency exchange (gain) loss, pension and postretirement healthcare (benefit) expense, deferred income tax provision (benefit), net (gain) loss on asset disposals, stock compensation expense, equity in net income and dividends received from affiliated companies.

	Years ended December 31,
	2023	2022	2021
	(in millions)
Continuing Operations
Working capital changes that provided (used) cash:
Receivables	$(6.1)	$5.4	$(33.5)
Inventories	(1.4)	9.9	0.6
Prepaids and other current assets	(1.1)	—	(7.8)
Accounts payable	2.4	(10.1)	10.0
Accrued liabilities	(14.6)	(7.4)	12.6
	$(20.8)	$(2.2)	$(18.1)

	Years ended December 31,
	2023	2022	2021
	(in millions)
Continuing Operations
Purchases of property, plant and equipment	$(65.3)	$(58.9)	$(60.0)
Proceeds from business divestitures, net of cash	—	—	978.4
Payments for business divestiture, net of cash	—	(3.7)	—
Business combinations, net of cash acquired	—	(0.5)	(42.6)
Other, net	—	0.1	(0.1)
Net cash (used in) provided by investing activities, continuing operations	$(65.3)	$(63.0)	$875.7

	Years ended December 31,
	2023	2022	2021
	(in millions)
Continuing Operations
Cash repayments on debt obligations	$(9.0)	$(9.0)	$(542.9)
Dividends paid to stockholders	—	—	(435.6)
Repurchases of common shares	(78.7)	(136.7)	—
Tax withholdings on equity award vesting	(3.4)	(0.3)	—
Repayment of financing obligation	(2.8)	(2.7)	—
Other financing activities	0.4	0.6	15.4
Net cash used in financing activities, continuing operations	$(93.5)	$(148.1)	$(963.1)

The following discussions related to our cash flows are presented on a continuing operations basis, which excludes the cash flows from our former Performance Chemicals and Performance Materials businesses, which are accounted for as discontinued operations.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Net cash provided by operating activities was $137.6 million for the year ended December 31, 2023, compared with $180.4 million provided for the year ended December 31, 2022. Cash generated by operating activities, other than changes in working capital was lower by $24.1 million during the year ended December 31, 2023, as compared to the prior year was primarily driven by lower earnings, lower dividends from affiliates, higher cash taxes and cash interest, and unfavorable change in working capital. The decrease in cash from working capital during the year ended December 31, 2023 of $18.6 million was unfavorable compared to the year ended December 31, 2022 primarily due to unfavorable changes in receivables, inventories, prepaids and other current assets and accrued liabilities, which were offset by favorable change in accounts payable.
The unfavorable change in receivables was driven by the timing of sales orders and collections. The unfavorable change in inventory was primarily due to the timing of sales orders and inventory build. The unfavorable change in prepaid and other current assets primarily relates to the timing of interest receivable and non-trade receivables from related parties. The unfavorable change in accrued liabilities primarily relates to changes in payments for other compensation-related liabilities in the current period. The favorable change in accounts payable is due to the timing of vendor payments.
Net cash used in investing activities was $65.3 million for the year ended December 31, 2023, compared to net cash used of $63.0 million during the year ended December 31, 2022. Cash used in investing activities consisted of $65.3 million and $58.9 million to fund capital expenditures during the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2022, we made an additional payment of $3.7 million related to our divestiture of our Performance Chemicals business representing the final adjustments to the sale price.
Net cash used in financing activities was $93.5 million for the year ended December 31, 2023, compared with $148.1 million used during the year ended December 31, 2022. Net cash used in financing activities was driven by fewer repurchases of common stock of $58.0 million in December 31, 2023 compared to December 31, 2022.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
A discussion of our cash flows for the year ended December 31, 2022 compared to the year ended December 31, 2021 is set forth in Part II, Item 7 of our Form 10-K for the year ended December 31, 2022 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Debt

	December 31,
	2023	2022
	(in millions)
Senior Secured Term Loan Facility due June 2028	$877.5	$886.5
ABL Facility	—	—
Total debt	877.5	886.5
Original issue discount	(6.2)	(7.5)
Deferred financing costs	(3.4)	(4.1)
Total debt, net of original issue discount and deferred financing costs	867.9	874.9
Less: current portion	(9.0)	(9.0)
Total long-term debt, excluding current portion	$858.9	$865.9

As of December 31, 2023 our total debt was $877.5 million excluding the original issue discount of $6.2 million and deferred financing fees of $3.4 million for our senior secured credit facilities. Our net debt was $789.1 million, including cash and cash equivalents of $88.4 million. Our total available liquidity as of December 31, 2023 was $152.2 million, which represents our cash on hand of $88.4 million plus our excess availability under our ABL of $63.8 million, after giving effect to $4.0 million of outstanding letters of credit and no revolving credit facility borrowings. We may seek, subject to market conditions and other factors, opportunities to repurchase, refinance or otherwise reprice our debt.

ABL Facility
On May 4, 2016, we entered a $200.0 million senior secured ABL facility, which provided for $200.0 million in revolving credit commitments.
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
On June 9, 2021, we amended the ABL Facility a third time to decrease the aggregate amount of revolving loan commitments available to $100.0 million, consisting of $90.0 million in U.S. commitments and $10.0 million in European commitments and extended the maturity date to August 2, 2026.
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
As of December 31, 2023, there were no revolving credit borrowings under the ABL Facility. Revolving credit borrowings are payable at our option throughout the term of the ABL Facility with the balance due August 2, 2026. We have the availability to request letters of credit under the ABL Facility. We had $4.0 million of letters of credit outstanding as of December 31, 2023, which reduce available borrowings under the ABL Facility by such amounts.
We were in compliance with all debt covenants as of December 31, 2023 and 2022, respectively.
2021 Term Loan Facility
On June 9, 2021, we entered into an agreement for a senior secured term loan facility (the “2021 Term Loan Facility”) in an aggregate principal amount of $900.0 million, with an original issue discount of 0.25% and interest at a floating rate of LIBOR (with a 0.50% minimum LIBOR floor) plus 2.75% per annum (or, depending on the Borrower’s first lien net leverage ratio, 2.50%), with a maturity date of June 9, 2028. The 2021 Term Loan Facility requires scheduled quarterly amortization payments, each equal to 0.25% of the original principal amount of the loans under the 2021 Term Loan Facility. The proceeds from the 2021 Term Loan Facility were used to repay the 2020 Term Loan Facility in full and partially repay the 2018 Term Loan Facility.
On February 9, 2023, we amended the 2021 Term Loan Facility to replace LIBOR with SOFR as the benchmark interest rate. Following this amendment, the 2021 Term Loan Facility bears interest at an adjusted SOFR rate (with a 0.50% minimum floor) plus 2.75% per annum (or, depending on the first lien net leverage ratio, 2.50%).

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

	Years ended December 31,
	2023	2022	2021
	(in millions)
Maintenance capital expenditures	$54.1	$46.9	$42.8
Growth capital expenditures	8.1	9.0	19.6
Total capital expenditures	$62.2	$55.9	$62.4

Capital expenditures remained at a level sufficient for required maintenance and certain expansion growth initiatives during these periods. Maintenance capital expenditures were higher in the year ended December 31, 2023 as compared to December 31, 2022 due to extended turnaround activities and additional expenditures incurred related to Winter Storm Elliott impacting our manufacturing facilities earlier in the year. Growth capital expenditures are slightly lower in the year ended December 31, 2023 as compared to December 31, 2022 due to the completion of several expansion projects in 2022.
Pension Funding
We paid an immaterial amount in cash contributions into our defined benefit pension plans and other postretirement plans in December 31, 2023, 2022, and 2021. The net periodic pension and postretirement expense (benefit) was $0.1 million, $(1.0) million, and $(0.3) million for those same periods, respectively.
As of December 31, 2023 and 2022, our pension plans and other post-retirement benefit plans were underfunded by $5.4 million and $6.7 million, respectively.
Off-Balance Sheet Arrangements
We had $4.0 million of outstanding letters of credit on our revolver facility as of December 31, 2023 and 2022, respectively.
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
Goodwill is tested for impairment at the reporting unit level. In performing tests for goodwill impairment, we are able to use our discretion to first perform an optional qualitative assessment about the likelihood of the carrying value of a reporting unit exceeding its fair value. The qualitative assessment need not be applied to all reporting units. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount based on the qualitative assessment, we perform a quantitative goodwill impairment test to identify the potential goodwill impairment and measure the amount of the goodwill impairment loss, if any, to be recognized for that reporting unit. For the annual assessments in 2023 and 2022, we bypassed the option to perform the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test for each of our reporting units. The quantitative test identifies both the potential existence of impairment and the amount of impairment loss.
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
For further information, see Note 14 to these consolidated financial statements.

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
The vesting requirements associated with the awards include a mix of both service and/or performance conditions. Depending on the award and recipient, the service condition may reflect a cliff vesting provision (e.g., 100% vested upon four years of service) or a graded vesting provision (e.g., 33.3% vested each year over a period of three years). Prior to the Company’s IPO, the Company issued restricted stock awards and stock options with performance conditions that were based on the occurrence of a defined liquidity event upon which certain investment funds affiliated with CCMP receive proceeds exceeding defined thresholds. Although achievement of the performance condition is subject to continued service with us, the terms of awards issued with performance conditions stipulate that the performance vesting condition can be attained for a period of six months following separation from service under certain circumstances, depending on the means of separation from the Company and subject to other factors such as individual separation agreements. The same performance vesting condition for our restricted stock awards also governs the achievement of the performance vesting condition for our stock options. The value of the restricted stock awards granted was based on the average of the high and low trading prices of our common stock on the NYSE on the preceding trading day, in accordance with our policy for valuing such awards.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our major market risk exposure is potential losses arising from changing rates and prices regarding foreign currency exchange rate risk, interest rate risk and credit risk. The Company regularly reviews foreign exchange and interest rate activity, and monitors compliance with our hedging policy. We do not use financial instruments for speculative purposes, and we limit our hedging activity to the underlying economic exposure.
Foreign Exchange Risk
Our financial results are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. We operate a geographically diverse business with approximately 6% of our sales during the years ended December 31, 2023 and 2022, respectively, coming from our international operations in currencies other than the U.S. dollar. Because consolidated financial results are reported in U.S. dollars, sales or earnings generated in currencies other than the U.S. dollar can result in a significant increase or decrease in the amount of those sales and earnings when translated to U.S. dollars. The financial statements of our operations outside the United States, where the local currency is considered to be the functional currency, are translated into U.S. dollars using the exchange rate in effect at each balance sheet date for assets and liabilities and the average exchange rate for each period for sales, expenses, gains, losses and cash flows. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. The foreign currency to which we have the most significant exchange rate exposure is the British pound. Sales in this currency represented approximately 5% of our sales during the year ended December 31, 2023. A 10% change in the average British pound to U.S. dollar exchange rate during the year ended December 31, 2023 would have impacted sales by approximately $3.3 million over the same period, or 0.5% of our total sales, assuming product pricing remained constant. The effect of translating foreign subsidiaries’ balance sheets into U.S. dollars is included in other comprehensive income. The impact of gains and losses on transactions denominated in currencies other than the functional currency of the relevant operations are included in other expense (income), net in the consolidated statements of income. Income and expense items are translated at average exchange rates during the year. Net foreign currency exchange gains and losses included in other expense (income), net was a $0.6 million income for the year ended December 31, 2023. The foreign currency loss realized in the year ended December 31, 2023 was primarily driven by the non-permanent intercompany debt denominated in local currency and translated to U.S. dollars, and was principally non-cash in nature.
Interest Rate Risk
We are exposed to fluctuations in interest rates on our Senior Secured Credit Facilities. Changes in interest rates will not affect the market value of such debt but will affect the amount of our interest payments over the term of the loans. Likewise, an increase in interest rates could have a material impact on our cash flow. As of December 31, 2023, a 100 basis point increase in assumed interest rates for our variable interest credit facilities, before impact of any hedges, would have an annual impact of approximately $8.8 million on interest expense.
We hedge the interest rate fluctuations on debt obligations through interest rate cap agreements. We record the fair value of these hedges as assets or liabilities and the related unrealized gains or losses are deferred in stockholders’ equity as a component of other comprehensive income (loss), net of tax. The interest rate caps had a fair value net asset of $16.5 million and $32.3 million at December 31, 2023 and 2022, respectively. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices.
For more information about our interest rate cap agreements, refer to Note 18 — Financial Instrument of our consolidated financials statements included in Part II, Item 8 — Financial Statements and Supplementary Data.
Credit Risk
We are exposed to credit risk on financial instruments to the extent our counterparty fails to perform certain duties as required under the provisions of an agreement. We only transact with counterparties having an appropriate credit rating for the risk involved. Credit exposure is managed through credit approval and monitoring procedures.
Concentration of credit risk can result primarily from trade receivables, for example, with certain customers operating in the same industry or customer groups located in the same geographic region. Credit risk related to these types of receivables is managed through credit approval and monitoring procedures. For the year ended December 31, 2023, we wrote off a nominal amount of bad debt on total sales of $691.1 million.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The consolidated financial statements, supplementary information and financial statement schedules of the Company are set forth beginning on page F-1 of this report.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process, designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made only in accordance with management and board authorizations; and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2023 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.
Trading Arrangements
During the year ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408(a) of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 will be included in our 2024 Proxy Statement, which we intend to file with the SEC within 120 days of our December 31, 2023 fiscal year end, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this Item 11 will be included in our 2024 Proxy Statement, which we intend to file with the SEC within 120 days of our December 31, 2023 fiscal year end, and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 will be included in our 2024 Proxy Statement, which we intend to file with the SEC within 120 days of our December 31, 2023 fiscal year end, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item 13 will be included in our 2024 Proxy Statement, which we intend to file with the SEC within 120 days of our December 31, 2023 fiscal year end, and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item 14 will be included in our 2024 Proxy Statement, which we intend to file with the SEC within 120 days of our December 31, 2023 fiscal year end, and is incorporated herein by reference.

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

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
2.1	Stock Purchase Agreement, dated as of October 15, 2020, by and among PQ Corporation and Potters Buyer, LLC		8-K	001-38221	2.1	10/16/2020
2.2	Stock Purchase Agreement, dated as of February 28, 2021, by and among PQ Group Holdings Inc. and Sparta Aggregator L.P.		8-K	001-38221	2.1	03/04/2021
2.3	Amendment No. 1 to Stock Purchase Agreement, dated as of June 24, 2021, by and among PQ Group Holdings Inc. and Sparta Aggregator L.P.		8-K	001-38221	2.1	6/30/2021
2.4	Amendment No. 2 to Stock Purchase Agreement, dated as of July 12, 2021, by and among PQ Group Holdings Inc. and Sparta Aggregator L.P.		8-K	001-38221	2.1	7/15/2021
3.1	Second Restated Certificate of Incorporation		10-Q	001-38221	3.1	11/14/2017
3.2	Certificate of Amendment of Certificate of Incorporation		8-K	001-38221	3.1	8/3/2021
3.3	Certificate of Correction of Certificate of Amendment of Certificate of Incorporation		10-Q	001-38221	3.3	11/9/2021
3.4	Second Amended and Restated Bylaws of Ecovyst Inc.		8-K	001-38221	3.2	8/3/2021
4.1	Indenture, dated as of May 4, 2016, among PQ Corporation, as Issuer, the Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee and Collateral Agent, including the form of Global Note attached as Exhibit A thereto		S-1	333-218650	4.2	6/9/2017
4.2	Indenture, dated as of December 11, 2017, among PQ Corporation, as Issuer, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee		8-K	001-38221	4.1	12/13/2017
4.3	Description of Ecovyst Inc.’s common stock		10-K	001-38221	4.3	3/1/2022
10.1	Partnership Agreement, dated as of February 1, 1988, by and between PQ Corporation and Shell Polymers and Catalysts Enterprises Inc.		S-1/A	333-218650	10.10	8/14/2017
10.2	First Amendment to Partnership Agreement, dated January 1, 1993, by and among PQ Corporation, Shell Catalyst Ventures Inc. and CRI Zeolites Inc.		S-1/A	333-218650	10.11	8/14/2017
10.3	Second Amendment to Partnership Agreement, dated October 18, 2002, by and between PQ Corporation and Shell Catalyst Ventures Inc.		S-1/A	333-218650	10.12	8/14/2017
10.4	Third Amendment to Partnership Agreement, dated January 1, 2005, by and between PQ Corporation and CRI Zeolites Inc.		S-1/A	333-218650	10.13	8/14/2017
10.5	Form of Amended and Restated Stockholders Agreement between PQ Group Holdings Inc. and certain stockholders of PQ Group Holdings Inc.		S-1/A	333-218650	10.5	9/1/2017

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.6*	Ecovyst Inc. 2017 Omnibus Incentive Plan, as Amended and Restated		S-8	333-262180	4.1	1/14/2022
10.7*	Form of Stock Option Award Agreement under the Ecovyst Inc. 2017 Omnibus Incentive Plan, as Amended and Restated		10-K	001-38221	10.7	3/1/2022
10.8*	Form of Restricted Stock Award Agreement under the Ecovyst Inc. 2017 Omnibus Incentive Plan, as Amended and Restated		10-K	001-38221	10.8	3/1/2022
10.9*	Form of Restricted Stock Unit Award Agreement under the Ecovyst Inc. 2017 Omnibus Incentive Plan, as Amended and Restated		10-K	001-38221	10.9	3/1/2022
10.10*	Form of 2019 Performance Stock Unit Award Agreement under the Ecovyst Inc. 2017 Omnibus Incentive Plan, as Amended and Restated		10-K	001-38221	10.1	3/1/2022
10.11*	Form of 2020 Performance Stock Unit Award Agreement under the Ecovyst Inc. 2017 Omnibus Incentive Plan, as Amended and Restated		10-K	001-38221	10.11	3/1/2022
10.12*	PQ Group Holdings Inc. Stock Incentive Plan		S-1	333-218650	10.6	6/9/2017
10.13*	Form of Nonqualified Stock Option Award Agreement under the PQ Group Holdings Inc. Stock Incentive Plan		S-1	333-218650	10.7	6/9/2017
10.14*	Form of Restricted Stock Agreement under the PQ Group Holdings Inc. Stock Incentive Plan		S-1	333-218650	10.8	6/9/2017
10.15*	Form of Director and Officer Indemnification Agreement		S-1/A	333-218650	10.9	9/1/2017
10.16*	Severance Agreement, dated September 25, 2017, by and between PQ Corporation and Joseph S. Koscinksi		10-K	001-38221	10.37	2/27/2020
10.17	Term Loan Credit Agreement, dated as of June 9, 2021 among CPQ Midco I Corporation, PQ Corporation, Ecovyst Catalyst Technologies LLC, Eco Services Operations Corp., Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lenders from time to time party thereto, with Citibank, N.A., Credit Suisse Loan Funding LLC, BofA Securities, Inc., Deutsche Bank Securities Inc., Goldman Sachs Bank USA, KeyBanc Capital Markets Inc. and Truist Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners		8-K	001-38221	10.1	6/11/2021
10.18
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
			8-K	001-38221	10.2	6/11/2021
10.19*	Amendment to Form of Director and Officer Indemnification Agreement		10-Q	001-38221	10.3	8/9/2021
10.20*	Form of Ecovyst Inc. Director and Officer Indemnification Agreement		10-Q	001-38221	10.4	8/9/2021

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.21*	Form of 2021 Performance Stock Unit Award Agreement under the Ecovyst Inc. 2017 Omnibus Incentive Plan, as Amended and Restated		10-K	001-38221	10.38	3/1/2022
10.22 *	Severance Agreement, dated December 16, 2022, between Ecovyst Catalyst Technologies LLC and Kurt J. Bitting		8-K	001-38221	10.1	12/16/2022
10.23*	Severance Agreement, dated December 16, 2022, between Ecovyst Catalyst Technologies LLC and Michael Feehan		8-K	001-38221	10.2	12/16/2022
10.24*	Amended and Restated Severance Agreement, dated December 16, 2022, between Ecovyst Catalyst Technologies LLC and Joseph S. Koscinski		8-K	001-38221	10.3	12/16/2022
10.25	First Amendment Agreement, dated February 9, 2023 to the Term Loan Credit Agreement, dated June 9, 2021, by and among Ecovyst Catalyst Technologies LLC , Ecovyst Midco II Inc, Eco Services Operations Corp and Credit Suisse AG		10-K	001-38221	10.27	2/28/2023
10.26	Fourth Amendment, dated February 17, 2023 to the ABL Credit Agreement, dated May 4, 2016 by and among Ecovyst Catalyst Technologies LLC, Ecovyst Catalyst Technologies UK Limited, Ecovyst Midco II Inc. and Citibank, N.A.		10-K	001-38221	10.28	2/28/2023
10.27*	Letter of employment, dated July 19, 2022, between Ecoservices and George L. Vann		10-K	001-38221	10.3	2/28/2023
10.28*	Letter of employment, dated November 28, 2022, between Ecovyst Catalyst Technologies LLC and Paul Whittleston		10-K	001-38221	10.31	2/28/2023
21.1	Subsidiaries of Ecovyst Inc.	X
23.1
Consent of PricewaterhouseCoopers LLP related to the consolidated financial statements and financial statement schedule of Ecovyst Inc. as of December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023
		X
23.2
Consent of PricewaterhouseCoopers LLP related to the financial statements of Zeolyst International as of December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023
		X
31.1	Certification of Chief Executive Officer of Ecovyst Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer of Ecovyst Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer of Ecovyst Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer of Ecovyst Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Policy relating to Recovery of Erroneously Awarded Compensation	X

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
101
The following financial statements from the Annual Report on Form 10-K of Ecovyst Inc. for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
104	The cover page from the Annual Report on Form 10-K of Ecovyst Inc. for the year ended December 31, 2023, formatted in Inline XBRL	X

* Management contract or compensatory plan
ITEM 16.    FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOVYST INC.

Date:	February 29, 2024	By:	/s/ MICHAEL FEEHAN
Michael Feehan
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KURT J. BITTING	Chief Executive Officer and Director	February 29, 2024
Kurt J. Bitting	(Principal Executive Officer)

/s/ MICHAEL FEEHAN	Vice President and Chief Financial Officer	February 29, 2024
Michael Feehan

/s/ KEVIN M. FOGARTY	Chairperson of the Board	February 29, 2024
Kevin M. Fogarty

/s/ DAVID A. BRADLEY	Director	February 29, 2024
David A. Bradley

/s/ BRYAN K. BROWN	Director	February 29, 2024
Bryan K. Brown

/s/ ANNA CATALANO	Director	February 29, 2024
Anna Catalano

/s/ ROBERT COXON	Director	February 29, 2024
Robert Coxon

/s/ KYLE VANN	Director	February 29, 2024
Kyle Vann

/s/ SUSAN F. WARD	Director	February 29, 2024
Susan F. Ward

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Ecovyst Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ecovyst Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule I – parent company financial information as of December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023 appearing on the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matter
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
Goodwill Impairment Assessment — Advanced Materials & Catalysts Reporting Unit
As described in Notes 2 and 14 to the consolidated financial statements, goodwill associated with the Company’s Advanced Materials & Catalysts reporting unit was $77.9 million as of December 31, 2023. Management is required to test goodwill associated with each of its reporting units for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that goodwill may be impaired. Management performs its annual goodwill impairment test as of October 1. Goodwill is tested for impairment at the reporting unit level. If the carrying value of a reporting unit exceeds its implied fair value, an impairment charge is recognized. Management determined the fair value of its reporting units using a split between a market approach and an income, or discounted cash flow, approach. In applying the market approach, management estimates reporting unit market approach fair value using publicly traded comparable company values and applies the selected market multiples to each reporting unit’s trailing twelve months adjusted EBITDA. Management estimates reporting unit income-based fair value using the discounted cash flow approach, which requires use of significant assumptions including revenue growth rates and discount rate.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Advanced Materials & Catalysts reporting unit is a critical audit matter are (i) the significant judgment by management when determining the fair value of the Advanced Materials & Catalysts reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to market multiples, revenue growth rates, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Advanced Materials & Catalysts reporting unit. These procedures also included, among others, (i) testing management’s process for determining the fair value of the reporting unit; (ii) evaluating the appropriateness of the market and income approaches; (iii) evaluating the reasonableness of the significant assumptions used by management related to market multiples, revenue growth rates, and discount rate; and (iv) testing the completeness and accuracy of the underlying data used in the market and income approaches. Evaluating management’s significant assumptions related to revenue growth rates involved evaluating whether the assumption was reasonable considering (i) the current and past performance of the Advanced Materials & Catalysts reporting unit; (ii) consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the market and income approaches and (ii) the reasonableness of the market multiples and discount rate significant assumptions.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 29, 2024

We have served as the Company’s auditor since 2015.

ECOVYST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years ended December 31,
	2023	2022	2021
Sales	$691,118	$820,159	$611,201
Cost of goods sold	493,153	595,529	434,540
Gross profit	197,965	224,630	176,661
Selling, general and administrative expenses	79,215	85,334	97,781
Other operating expense, net	22,100	34,911	24,273
Operating income	96,650	104,385	54,607
Equity in net (income) from affiliated companies	(30,624)	(27,725)	(27,737)
Interest expense, net	44,730	37,217	36,990
Debt extinguishment costs	—	—	26,902
Other expense, net	605	158	4,511
Income before income taxes	81,939	94,735	13,941
Provision for income taxes	10,785	24,940	12,147
Net income from continuing operations	71,154	69,795	1,794
Net income (loss) from discontinued operations, net of tax	—	3,902	(141,410)
Net income (loss)	71,154	73,697	(139,616)
Less: Net income attributable to the noncontrolling interest - discontinued operations	—	—	333
Net income (loss) attributable to Ecovyst Inc.	$71,154	$73,697	$(139,949)

Income from continuing operations attributable to Ecovyst Inc.	$71,154	$69,795	$1,794
Income (loss) from discontinued operations attributable to Ecovyst Inc.	—	3,902	(141,743)
Net income (loss) attributable to Ecovyst Inc.	$71,154	$73,697	$(139,949)

Net income (loss) per share:
Basic income per share—continuing operations	$0.60	$0.52	$0.01
Diluted income per share—continuing operations	$0.60	$0.52	$0.01
Basic income (loss) per share—discontinued operations	$—	$0.03	$(1.04)
Diluted income (loss) per share—discontinued operations	$—	$0.03	$(1.03)
Basic income (loss) per share	$0.60	$0.55	$(1.03)
Diluted income (loss) per share	$0.60	$0.55	$(1.02)

Weighted average shares outstanding:
Basic	118,367,214	133,601,322	136,167,384
Diluted	119,487,709	135,088,172	137,708,931
See accompanying notes to consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended December 31,
	2023	2022	2021
Net income (loss)	$71,154	$73,697	$(139,616)
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits	1,120	(2,676)	9,530
Net gain (loss) from hedging activities	(12,126)	24,382	2,914
Foreign currency translation	4,056	(9,922)	(2,248)
Total other comprehensive income (loss)	(6,950)	11,784	10,196
Comprehensive income (loss)	64,204	85,481	(129,420)
Less: Comprehensive income attributable to noncontrolling interests	—	—	333
Comprehensive income (loss) attributable to Ecovyst Inc.	$64,204	$85,481	$(129,753)

See accompanying notes to consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$88,365	$110,920
Accounts receivable, net	81,314	74,758
Inventories, net	45,115	44,362
Derivative assets	13,419	18,510
Prepaid and other current assets	17,774	19,154
Total current assets	245,987	267,704
Investments in affiliated companies	440,198	436,013
Property, plant and equipment, net	576,904	584,889
Goodwill	404,470	403,163
Other intangible assets, net	116,550	129,932
Right-of-use lease assets	24,281	28,265
Other long-term assets	29,361	34,587
Total assets	$1,837,751	$1,884,553
LIABILITIES
Current maturities of long-term debt	$9,000	$9,000
Accounts payable	40,195	40,019
Operating lease liabilities—current	8,193	8,155
Accrued liabilities	61,693	72,229
Total current liabilities	119,081	129,403
Long-term debt, excluding current portion	858,946	865,870
Deferred income taxes	115,791	136,184
Operating lease liabilities—noncurrent	16,030	20,021
Other long-term liabilities	22,439	25,846
Total liabilities	1,132,287	1,177,324
Commitments and contingencies (Note 23)
EQUITY
Common stock ($0.01 par); authorized shares 450,000,000; issued shares 140,744,045 and 139,571,272 on December 31, 2023 and 2022, respectively; outstanding shares 116,116,895 and 122,186,238 on December 31, 2023 and 2022, respectively	1,407	1,396
Preferred stock ($0.01 par); authorized shares 50,000,000; no shares issued or outstanding on December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	1,102,581	1,091,475
Accumulated deficit	(170,856)	(242,010)
Treasury stock, at cost; shares 24,627,150 and 17,385,034 on December 31, 2023 and 2022, respectively	(226,710)	(149,624)
Accumulated other comprehensive (loss) income	(958)	5,992
Total equity	705,464	707,229
Total liabilities and equity	$1,837,751	$1,884,553

See accompanying notes to consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Shares of Common stock	Common stock	Additional paid-in capital	Accum. deficit	Shares of Treasury stock	Treasury stock, at cost	Accum. other comp. income (loss)	Non-control ling interest	Total
Balance, December 31, 2020	137,102,143	$1,371	$1,477,859	$(175,758)	(783,586)	$(11,081)	$(15,265)	$53	$1,277,179
Net (income) loss	—	—	—	(139,949)	—	—	—	333	(139,616)
Other comprehensive income	—	—	—	—	—	—	9,473	723	10,196
Tax withholdings on equity award vesting	—	—	—	—	(98,627)	(1,470)	—	—	(1,470)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,109)	(1,109)
Dividends paid on common stock ($3.20 per share)	—	—	(435,593)	—	—	—	—	—	(435,593)
Stock compensation expense	—	—	30,404	—	—	—	—	—	30,404
Shares issued under equity incentive plan, net of forfeitures	718,828	7	739	—	—	—	—	—	746
Balance, December 31, 2021	137,820,971	1,378	1,073,409	(315,707)	(882,213)	(12,551)	(5,792)	—	740,737
Net income	—	—	—	73,697	—	—	—	—	73,697
Other comprehensive income	—	—	—	—	—	—	11,784	—	11,784
Repurchases of common shares	—	—	—	—	(16,470,763)	(136,741)	—	—	(136,741)
Tax withholdings on equity award vesting	—	—	—	—	(32,058)	(332)	—	—	(332)
Stock compensation expense	—	—	17,469	—	—	—	—	—	17,469
Shares issued under equity incentive plan, net of forfeitures	1,750,301	18	597	—	—	—	—	—	615
Balance, December 31, 2022	139,571,272	1,396	1,091,475	(242,010)	(17,385,034)	(149,624)	5,992	—	707,229
Net income	—	—	—	71,154	—	—	—	—	71,154
Other comprehensive loss	—	—	—	—	—	—	(6,950)	—	(6,950)
Repurchases of common shares	—	—	—	—	(7,541,494)	(78,718)	—	—	(78,718)
Tax withholdings on equity award vesting	—	—	—	—	(315,635)	(3,372)	—	—	(3,372)
Excise tax on repurchases of common shares	—	—	—	—	—	(638)	—	—	(638)
Stock compensation expense	—	—	16,252	—	—	—	—	—	16,252
Shares issued under equity incentive plan, net of forfeitures	1,172,773	11	(5,146)	—	615,013	5,642	—	—	507
Balance, December 31, 2023	140,744,045	$1,407	$1,102,581	$(170,856)	(24,627,150)	$(226,710)	$(958)	$—	$705,464

See accompanying notes to consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$71,154	$73,697	$(139,616)
Net (income) loss from discontinued operations	—	(3,902)	141,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	70,551	65,121	65,955
Amortization	14,047	14,042	13,786
Amortization of deferred financing costs and original issue discount	2,076	2,031	1,907
Debt extinguishment costs	—	—	21,166
Foreign currency exchange (gain) loss	(589)	978	4,716
Deferred income tax (benefit) provision	(17,072)	1,652	4,548
Net loss on asset disposals	4,137	3,594	5,666
Stock compensation	16,031	20,632	31,838
Equity in net (income) from affiliated companies	(30,624)	(27,725)	(27,737)
Dividends received from affiliated companies	28,000	35,000	35,000
Other, net	647	(2,660)	(3,232)
Working capital changes that provided (used) cash, excluding the effect of acquisitions and dispositions:
Receivables	(6,093)	5,503	(33,476)
Inventories	(1,399)	9,902	631
Prepaids and other current assets	(985)	5	(7,827)
Accounts payable	2,351	(10,127)	10,006
Accrued liabilities	(14,635)	(7,448)	12,597
Net cash provided by operating activities, continuing operations	137,597	180,295	137,338
Net cash provided by (used in) operating activities, discontinued operations	—	6,311	(7,420)
Net cash provided by operating activities	137,597	186,606	129,918

Cash flows from investing activities:
Purchases of property, plant and equipment	(65,335)	(58,870)	(60,045)
Proceeds from business divestitures, net of cash	—	—	978,449
Payments for business divestiture, net of cash	—	(3,744)	—
Business combinations, net of cash acquired	—	(488)	(42,639)
Other, net	—	81	(12)
Net cash (used in) provided by investing activities, continuing operations	(65,335)	(63,021)	875,753
Net cash used in investing activities, discontinued operations	—	—	(40,021)
Net cash (used in) provided by investing activities	(65,335)	(63,021)	835,732

	Years ended December 31,
	2023	2022	2021
Cash flows from financing activities:
Draw down of revolving credit facilities	14,500	—	—
Repayments of revolving credit facilities	(14,500)	—	—
Issuance of long-term debt, net of original issue discount and financing fees	—	—	897,750
Debt issuance costs	—	—	(1,293)
Repayments of long-term debt	(9,000)	(9,000)	(1,430,863)
Debt prepayment fees	—	—	(8,481)
Proceeds from financing obligation	—	—	16,005
Dividends paid to stockholders	—	—	(435,593)
Repurchases of common shares	(78,717)	(136,741)	—
Tax withholdings on equity award vesting	(3,372)	(332)	(1,470)
Repayments of financing obligation	(2,847)	(2,692)	(1,435)
Other, net	438	579	2,291
Net cash used in financing activities, continuing operations	(93,498)	(148,186)	(963,089)
Net cash used in financing activities, discontinued operations	—	—	(1,144)
Net cash used in financing activities	(93,498)	(148,186)	(964,233)

Effect of exchange rate changes on cash and cash equivalents	(1,319)	(5,368)	2,253
Net change in cash and cash equivalents	(22,555)	(29,969)	3,670
Cash and cash equivalents at beginning of period	110,920	140,889	137,219
Cash and cash equivalents at end of period	$88,365	$110,920	$140,889

For supplemental cash flow disclosures, see Note 25.
See accompanying notes to consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

1. Background and Basis of Presentation:
Description of Business
Ecovyst Inc. and subsidiaries (the “Company” or “Ecovyst”) is a leading integrated and innovative global provider of advanced materials, specialty catalysts and services. The Company supports customers globally through its strategically located network of manufacturing facilities. The Company believes that its products and services contribute to improving the sustainability of the environment.
Basis of Presentation
On December 14, 2020, the Company completed the sale of its Performance Materials business for $650,000. The financial results of this business are presented as discontinued operations in the consolidated financial statements for the 2021 period presented. On August 1, 2021, the Company completed the sale of its Performance Chemicals business for $1,100,000. The financial results of this business are presented as discontinued operations in the consolidated financial statements for the 2022 and 2021 periods presented. See Note 4 to these consolidated financial statements for further information on these transactions.
The Company has two uniquely positioned specialty businesses: Ecoservices provides sulfuric acid recycling to the North American refining industry for the production of alkylate and provides high quality and high strength virgin sulfuric acid for industrial and mining applications; and Advanced Materials & Catalysts provides finished silica catalysts, catalyst supports and functionalized silicas necessary to produce high performing plastics and to enable sustainable chemistry, and through the Zeolyst Joint Venture, innovates and supplies zeolites used in catalysts that support the production of sustainable fuels, remove nitrogen oxides from diesel engine emissions and that are broadly applied in refining and petrochemical processes.
Effective November 28, 2023, the Company renamed the Catalyst Technologies segment to Advanced Materials & Catalysts. Beginning with the year ended December 31, 2023, the segment results and disclosures included in the Company’s consolidated financial statements reflect the new segment name for all periods presented. This change to the Company’s segment name does not change the Company’s consolidated balance sheets, statements of income or cash flows for the prior periods or the way the Company’s CODM evaluated the business.
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
Foreign Currency Translation. All assets and liabilities of foreign subsidiaries and affiliated companies are translated to U.S. dollars using exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates during the year. Adjustments resulting from translation of the balance sheets and statements of income are included in stockholders’ equity as part of accumulated other comprehensive income (loss), and are included in earnings only upon the sale or liquidation of the underlying foreign subsidiary or affiliated company.
Foreign currency transaction gains and losses are recognized in earnings based on differences between foreign currency exchange rates on the transaction date and on the settlement date. Adjustments resulting from translation of certain intercompany loans, which are not considered permanent and are denominated in foreign currencies, are included in other expense (income), net in the consolidated statements of income. The Company considers intercompany loans to be of a permanent or long-term nature if management expects and intends that the loans will not be repaid. For the years ended December 31, 2023, 2022 and 2021, all intercompany loan arrangements were determined to be non-permanent based on management’s intention as well as actual lending and repayment activity. Therefore, the foreign currency transaction gains or losses associated with the intercompany loans were recorded in the consolidated statements of income for the years ended December 31, 2023, 2022 and 2021.
Net foreign currency exchange (gains) and losses included in other expense (income), net were $(589), $978 and $4,716 for the years ended December 31, 2023, 2022 and 2021, respectively. The net foreign currency (gains) and losses realized during these years were primarily driven by the non-permanent intercompany debt denominated in local currency and translated to U.S. dollars.
Cash and Cash Equivalents. Cash and cash equivalents include highly liquid investments with original terms to maturity of 90 days or less from the time of purchase.
Restricted Cash. Restricted cash, which is restricted as to withdrawal or usage, is classified separately from cash and cash equivalents on the Company’s consolidated balance sheets. The Company had no restricted cash balances as of December 31, 2023 and 2022.
Accounts Receivable and Allowance for Credit Losses. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable and is reviewed during each reporting period over their contractual life. The Company recognizes an allowance for credit losses based on historical collection experience, current regional economic and market conditions, the aging of accounts receivable and assessments of current creditworthiness of customers. Account balances are charged against the allowance when the Company believes it is probable that the associated receivables will not be recovered. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s allowance for credit losses was not material as of December 31, 2023 and 2022.
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
The Company capitalizes the interest cost associated with the development and construction of significant new plant and equipment and depreciates that amount over the lives of the related assets. Capitalized interest recorded during the years ended December 31, 2023, 2022 and 2021 was $1,964, $1,442 and $1,235, respectively.
Leases. The Company has operating and finance lease agreements with remaining lease terms as of December 31, 2023 of up to 18 years, including leases of land, buildings, railcars, vehicles, manufacturing equipment and general office equipment. Some leases include options to terminate or extend for one or more years. These options are incorporated in the Company’s lease term when it is reasonably certain that the option will be exercised. Some leases include options to purchase, which the Company assesses under the guidance to determine if these leases should be classified as finance lease agreements.
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
Goodwill is tested for impairment at the reporting unit level. In performing tests for goodwill impairment, the Company is able to use its discretion to first perform an optional qualitative assessment about the likelihood of the carrying value of a reporting unit exceeding its fair value. The qualitative assessment need not be applied to all reporting units. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount based on the qualitative assessment, the Company will perform a quantitative goodwill impairment test to identify the potential goodwill impairment and measure the amount of the goodwill impairment loss, if any, to be recognized for that reporting unit. For the annual assessments in 2023 and 2022, the Company bypassed the option to perform the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test for each of its reporting units. The quantitative test identifies both the potential existence of impairment and the amount of impairment loss.
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
Fair Value Measurements. The Company measures fair value using the guidelines under U.S. generally accepted accounting principles (“GAAP”). An asset’s fair value is defined as the price at which the asset could be exchanged in a current transaction between market participants. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a market participant, not the amount that would be paid to settle the liability with the creditor. The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these items. See Note 6 to these consolidated financial statements for further information regarding the application of fair value measurements and Note 16 regarding the fair value of debt.
Treasury Stock. The Company records repurchases of its common stock for treasury at cost. Upon the reissuance of the Company’s common stock from treasury, differences between the proceeds from reissuance and the average cost of the treasury stock are credited or charged to capital in excess of par value to the extent of prior credits related to the reissuance of treasury stock. If no such credits exist, the differences are charged to retained earnings. See Note 7 of these consolidated financial statements for further information regarding the Company’s treasury stock repurchases.
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
Shipping and Handling. Amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and are classified as revenue. Costs related to shipping and handling of products shipped to customers are classified as cost of goods sold. See Note 5 of these consolidated financial statements for disclosures regarding the recognition of revenue for shipping and handling costs that are billed to customers.
Research and Development. Research and development costs of $7,797, $7,232 and $7,499 for the years ended December 31, 2023, 2022 and 2021, respectively, were expensed as incurred and reported in selling, general and administrative expenses in the consolidated statements of income.
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
Generally, APB 23 of ASC Topic 740, Income Taxes (“ASC 740”), provides guidance with respect to establishing deferred income taxes on earnings from foreign subsidiaries, to the extent that these earnings are considered to be available for repatriation. Further, ASC 740-30 requires that deferred taxes be established with respect to the earnings of a foreign subsidiary, unless existing tax law provides a means by which the investment in a subsidiary can be recovered tax-free. The Company has determined that it is able to repatriate the non-permanently reinvested earnings of its foreign subsidiaries in a tax-free manner. As such, the Company is able to assert, for purposes of ASC 740-30, that no deferred income taxes are needed with respect to earnings from foreign subsidiaries.
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
Environmental Expenditures. Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with the Company’s capitalization policy for property, plant and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the remediation is probable and the cost can be reasonably estimated. Recoveries of expenditures for environmental remediation are recognized as assets only when recovery is deemed probable. See Note 23 to these consolidated financial statements for further information regarding commitments and contingencies.
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
The major elements in determining pension income and expense are pension liability discount rates and the expected return on plan assets. The Company references rates of return on high quality, fixed income investments when estimating the discount rate, and the expected period over which payments will be made based upon historical experience. The long-term rate of return used to calculate the expected return on plan assets is the average rate of return estimated to be earned on invested funds for providing pension benefits.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Correction of Errors. Correction of errors have been made to the historical presentation of the consolidated financial statements and the notes accompanying the consolidated financial statements.
During the preparation of the condensed consolidated financial statements for the period ended June 30, 2023, the Company identified a presentation error in the components of accumulated other comprehensive income (loss) that originated in the year ended December 31, 2021 and remained uncorrected through the quarter ended March 31, 2023. As a result, the presentation of accumulated other comprehensive income (loss) in Note 7 was corrected by revising the opening balances as follows:

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

This classification error within accumulated other comprehensive income (loss) did not impact total accumulated other comprehensive income (loss) for the periods included in these consolidated financial statements. Additionally, there was no impact on the consolidated statements of income and other comprehensive income (loss), consolidated balance sheets and consolidated statements of cash flows for the periods included in these consolidated financial statements. The Company assessed the materiality of this presentation error and concluded it was not material to the Company’s previously issued financial statements.
Net income for the year ended December 31, 2023 increased by $1,390 from adjustments for the Company’s interest rate cap agreements related to prior year interest expense amortization, $840 from adjustments related to prior year sales rebate reserves and $2,776 from adjustments for the Company’s equity in net income of affiliated companies related to revised Zeolyst International historical results offset by $1,301 from other adjustments. The $3,705 total net impact of these adjustment was not material to the consolidated financial statements for any prior quarterly or annual periods or the current annual period.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

3. New Accounting Standards:
Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance to improve disclosures related to incomes taxes. This new guidance requires public business entities to disaggregate information on the effective tax rate reconciliation and income taxes paid to provide greater transparency. Public business entities will be required to provide additional information in specified categories related to effective tax rate reconciliation in tabular form and provide income taxes paid by jurisdictions, with further disaggregation needed if amounts exceed 5% of the total. The new guidance is effective for fiscal years beginning after December 15, 2024. The Company will adopt the new guidance effective January 1, 2025 as required.
In November 2023, the FASB issued guidance to improve the disclosures related to public business entities reportable segments. This new guidance requires entities to provide information regarding significant segment expenses, especially those segment expenses that are regularly reported to the Company’s chief operating decision maker (the Company’s Chief Executive Officer), or CODM. The guidance also require public entities to disclose the nature, type and amounts of other segment items by reportable segment. Public business entities will also have to report all annual disclosures about segments profits or losses that are required by ASC 280 on an interim basis, including the significant segment expenses and other segment items. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will adopt the new guidance effective January 1, 2024 as required.
In October 2023, the FASB issued guidance to amend either presentation or disclosure requirements related to fourteen subtopics in the FASB Accounting Standards Codification, that are currently in the SEC Regulation S-X or Regulation S-K. The new guidance was issued in response to the SEC’s ruling on disclosure simplification. For entities subject to existing SEC disclosure requirements, the effective date of each amendment of the topics will be the date that the SEC removes the related disclosure from Regulation S-X or Regulation S-K. The guidance must be applied prospectively, with no early adoption permitted for entities subject to those existing SEC disclosures. The Company is currently evaluating the impact of the new guidance as it pertains to the fourteen subtopics that would impact the business and will apply prospectively once in effect.
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
Accounting Standards Recently Adopted
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

In March 2020 and January 2021, the FASB issued guidance to address certain accounting consequences from the anticipated transition from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The new guidance contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and may be elected over time as reference rate reform activities occur. The time period through which the practical expedients provided in the guidance is available was set to expire on December 31, 2022, but was extended through December 31, 2024 by the FASB in December 2022. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index of the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. In February 2023, the Company amended the 2021 Term Loan Facility (as defined below), the ABL Facility (as defined below) and all existing interest rate caps agreements to replace LIBOR with a secured overnight financing rate (“SOFR”) as the benchmark interest rate. See Note 16 and Note 18 to these consolidated financial statements for further information. The Company utilized the practical expedients under the guidance with respect to the transition of its debt facilities and interest rate hedging arrangements to SOFR, with no impact to its consolidated financial statements.
4. Divestitures:
Performance Materials
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

Performance Chemicals
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
In connection with the sale of the Performance Chemicals business and the related loss, as noted above, the Company has recognized a tax benefit of $37,255 within net loss from discontinued operations, net of tax on the consolidated statement of income for the year ended December 31, 2021. In March 2022, the Company made a payment to the buyer for $3,744, representing the final adjustments to the sale price. The Company classified the payment within net cash used in investing activities – continuing operations in the consolidated statements of cash flows.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table summarizes the results of discontinued operations related to Performance Chemicals for the periods presented:

	Years ended December 31,
	2022	2021
Sales	$—	$389,870
Cost of goods sold	—	284,220
Selling, general and administrative expenses	—	29,856
Goodwill impairment charge	—	75,080
Other operating expense, net(1)	2,409	14,765
Loss on sale of the Performance Chemicals business	—	150,230
Operating loss	(2,409)	(164,281)
Equity in net income from affiliated companies	—	(111)
Interest expense, net (2)	—	10,730
Other income, net	—	(6,210)
Loss from discontinued operations before income tax	(2,409)	(168,690)
Benefit for income taxes	(6,311)	(24,886)
Loss from discontinued operations, net of tax	$3,902	$(143,804)

(1)     The Company reclassified transaction costs that were previously recorded to this line item and included those charges in the line item Loss on sale of the Performance Chemicals business during the year ended December 31, 2021.
(2)     Upon the close of the transaction, the Company used a portion of the net proceeds to repay a portion of its outstanding debt amounting to $526,363. Refer to Note 16 for additional details on the repayment of outstanding debt. Prior to the Company’s debt refinancing in June 2021, the Company’s outstanding term loan facilities had required refinancing of debt with repayment provisions. As a result, interest expense has been allocated to discontinued operations on the basis of the Company’s total repayment of $526,363.
Net income attributable to the noncontrolling interest related to the Performance Chemicals business, net of tax was $333 for the year ended December 31, 2021. Net loss attributable to Ecovyst Inc., related to the Performance Chemicals business, net of tax was $(144,137) for the year ended December 31, 2021.
Financing Obligation
In connection with the divestiture of the Performance Chemicals business, the Company entered into a five-year contract manufacturing agreement effective on August 2, 2021 with PQ Silicas UK Ltd., a subsidiary of the Buyer, related to a facility in Warrington, United Kingdom. Pursuant to this agreement, the Buyer will manufacture and sell advanced silica finished good products to the Company, which are finished good products sold within the Company’s Advanced Materials & Catalysts segment. Additionally, certain machinery, equipment, and other tangible personal property assets identified in the Agreement (“Catalyst Production Assets”) owned by the Buyer will be used exclusively in the manufacture of advanced silica products for the Company. The Company did not meet the requirements for a sale-leaseback transaction as described in Accounting Standards Codification 842-40, Leases - Sale-Leaseback Transactions. Under the failed sale-leaseback accounting model, the Company is deemed under GAAP to still own the Catalyst Production Assets, which the Company must continue to reflect in its consolidated balance sheet and depreciate over the

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

assets’ remaining useful lives. For the year ended December 31, 2021, the Company recorded a financing obligation of £11,648 (equivalent $16,005).
The table below presents the financing obligation assets and liabilities recognized on the consolidated balance sheet as of December 31, 2023 and 2022:

	Classification	December 31, 2023	December 31, 2022
Assets
Financing obligation	Property, plant and equipment, net	$19,878	$20,084
Total		$19,878	$20,084

Liabilities
Current:
Financing obligation	Accrued liabilities	$2,999	$2,770

Noncurrent:
Financing obligation	Other long-term liabilities	4,927	7,532
Total		$7,926	$10,302

Based on the estimated fair market value of the Catalyst Production Assets, the failed sale-leaseback accounting treatment resulted in an allocation of $16,005 of the cash proceeds from the sale to cash flows from financing activities in the consolidated statement of cash flows for the year ended December 31, 2021, due to the requirement to treat this portion of the proceeds as though it were the result of a financing obligation. The agreement has an initial term of five years, with an option to renew, as well as an “Option Bill of Sale” which provides for the transfer from the Buyer to the Company of the Catalyst Production Assets upon the Company’s exercise of a one-dollar purchase option.
Payments made to the Buyer under the contact manufacturing agreement were $8,416, $7,872 and $3,395 for the years ended December 31, 2023, 2022 and 2021, respectively. Included in these payments were $2,847, $2,692 and $1,435 of principal on the financing obligation for the years ended December 31, 2023, 2022 and 2021, respectively, and $266, $336 and $185 of interest on the financing obligation for the years ended December 31, 2023, 2022 and 2021, respectively. Principal payments are included in financing activities and interest payments are included in operating activities on the Company’s consolidated statement of cash flows.
The remaining lease term is 2.6 years with a weighted average discount rate of 2.86% as of December 31, 2023.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Maturities of the financing obligation as of December 31, 2023 are as follows:

Year	Finance Obligation
2024	$3,186
2025	3,186
2026	1,860
2027	—
2028	—
Thereafter	—
Total lease payments	8,232
Less: Interest	306
Total lease liabilities (1)	$7,926

(1)     Refer to the table above regarding the Company’s classification of financing obligation in the Company’s consolidated balance sheet as of December 31, 2023.

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
Stand-ready provisions within these contracts are billed on a monthly basis, as the performance obligation resets on a monthly basis and does not carry-over to the following month. Certain of the Company’s Ecoservices MSAs contain minimum purchase requirements that expire within the calendar year. The Company reviews each contract with minimum purchase requirements to determine if the customer will meet the provisions within the current calendar year. During the years ended December 31, 2023, 2022 and 2021, there have been no material issues in which Ecoservices customers failed to meet their contractual obligations.
Advanced Materials & Catalysts
The Company’s Advanced Materials & Catalysts segment sells customized products to its customers through its Advanced Silicas product group. These customized products are reformulations of existing Advanced Materials & Catalysts products, tailored to meet individual customer specifications. Prior to entering into an arrangement, the Company will allow a customer to obtain a sample of goods to ensure that it meets their needs. The customer will enter into a long-term supply arrangement that outlines the specification of the products to be sold and contains terms and conditions under which purchase orders are issued. These supply arrangements typically have a duration from one to ten years. Although the duration of these supply arrangements are in excess of one year, a contract is formed between the Company and its customer upon receipt of a purchase order.
Contract Assets and Liabilities
A contract asset is a right to consideration in exchange for goods that the Company has transferred to a customer when that right is conditional on something other than the passage of time. A contract liability exists when the Company receives consideration in advance of the fulfillment of its performance obligations. The Company has no contract assets or material contract liabilities recorded on its consolidated balance sheets as of December 31, 2023 and 2022, respectively.
Practical Expedients and Accounting Policy Elections
The Company has elected to use certain practical expedients and has made certain accounting policy elections as permitted under the revenue recognition guidance. The majority of the Company’s contracts with customers are based on an individual purchase order or a MSA in combination with an individual purchase order; thus, the duration of these contracts are for one year or less. As described above, the Company’s performance obligations reset either monthly or at the end of the calendar year. The Company has made an accounting policy election to omit certain disclosures related to these performance obligations, as the initial term of the Company’s performance obligations are for a term of one year or less.
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
Disaggregated Revenue
The Company’s primary means of disaggregating revenues is by reportable segments, which can be found in Note 13 to these consolidated financial statements.
The Company’s portfolio of products is integrated into a variety of end uses, which are described in the table below.

Key End Uses	Key Products
Clean fuels, emission control & other	• Refining hydrocracking catalysts
• Emission control catalyst supports
• Catalyst supports used in production of sustainable fuels such as renewable diesel
• Catalyst used in the production of sustainable aviation fuels
• Catalyst activation
• Aluminum sulfate solution
• Ammonium bisulfite solution
Polyethylene, polymers & engineered plastics	• Catalysts for high-density polyethylene and chemicals syntheses
• Antiblock for film packaging
• Catalyst for advanced recycling
Regeneration and treatment services	• Sulfuric acid regeneration services
• Treatment services
Industrial, mining & automotive	• Sulfuric acid for mining
• Sulfur derivatives for industrial production
• Sulfuric derivatives for nylon production

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following tables disaggregate the Company’s sales, by segment and end uses, for the years ended December 31, 2023, 2022 and 2021, respectively:

	Year ended December 31, 2023
	Ecoservices	Advanced Materials & Catalysts(2)	Total
Clean fuels, emission control & other	$29,850	$—	$29,850
Polyethylene, polymers & engineered plastics	—	106,273	106,273
Regeneration and treatment services(1)	354,606	—	354,606
Industrial, mining & automotive	200,388	—	200,388
Total segment sales	$584,844	$106,273	$691,117

	Year ended December 31, 2022
	Ecoservices	Advanced Materials & Catalysts(2)	Total
Clean fuels, emission control & other	$28,966	$—	$28,966
Polyethylene, polymers & engineered plastics	—	117,687	117,687
Regeneration and treatment services(1)	342,645	—	342,645
Industrial, mining & automotive	330,861	—	330,861
Total segment sales	$702,472	$117,687	$820,159

	Year ended December 31, 2021
	Ecoservices	Advanced Materials & Catalysts(2)	Total
Clean fuels, emission control & other	$25,673	$—	$25,673
Polyethylene, polymers & engineered plastics	—	110,688	110,688
Regeneration and treatment services(1)	262,026	—	262,026
Industrial, mining & automotive	212,814	—	212,814
Total segment sales	$500,513	$110,688	$611,201

(1)    As described in Note 1 to these consolidated financial statements, the Company experiences seasonal sales fluctuations to customers in the regeneration services product group.
(2)     Excludes the Company’s proportionate share of sales from the Zeolyst International and Zeolyst C.V. joint ventures (collectively, the “Zeolyst Joint Venture”) accounted for using the equity method (see Note 10 to these consolidated financial statements for further information).

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
The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 18)	$19,021	$—	$19,021	$—
Derivative liabilities:
Interest rate caps (Note 18)	$2,496	$—	$2,496	$—

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 18)	$34,374	$—	$34,374	$—
Derivative liabilities:
Interest rate caps (Note 18)	$2,071	$—	$2,071	$—

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
As of December 31, 2023, the Company had interest rate caps that were fair valued using Level 2 inputs. In addition, the Company applies a credit valuation adjustment to reflect credit risk which is calculated based on credit default swaps. To the extent that the Company’s net exposure under a specific master agreement is an asset, the Company utilizes the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company utilizes a default swap rate comparable to Ecovyst. The credit valuation adjustment is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the Company’s liabilities or that a market participant would be willing to pay for the Company’s assets.
7. Stockholders' Equity:
Accumulated Other Comprehensive Income (Loss)
The stockholders’ equity footnote disclosures have been revised to correct a presentation error in the components of accumulated other comprehensive income (loss) for the years ended December 31, 2022 and 2021. See Note 2 to these consolidated financial statements for further information on the reclassification and correction of errors in historical presentation.
The following table presents the components of accumulated other comprehensive income (loss), net of tax, as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Amortization and unrealized gains on pension and postretirement plans, net of tax of $(4,344) and $(4,078)	$612	$(508)
Net changes in fair values of derivatives, net of tax of $(4,385) and $(9,057)	12,546	24,672
Foreign currency translation adjustments, net of tax of $8,177 and $8,177	(14,116)	(18,172)
Accumulated other comprehensive (loss) income	$(958)	$5,992

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table presents the tax effects of each component of other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021:

	Years ended December 31,
	2023			2022			2021
	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount
Defined benefit and other postretirement plans:
Net gain (loss)	$1,511	$(297)	$1,214	$(3,344)	$826	$(2,518)	$12,976	$(3,272)	$9,704
Net prior service cost	(125)	31	(94)	(210)	52	(158)	(232)	58	(174)
Benefit plans, net	1,386	(266)	1,120	(3,554)	878	(2,676)	12,744	(3,214)	9,530
Net (loss) gain from hedging activities	(17,312)	5,186	(12,126)	33,194	(8,812)	24,382	3,885	(971)	2,914
Foreign currency translation(1)	4,056	—	4,056	(9,922)	—	(9,922)	(9,202)	6,954	(2,248)
Other comprehensive (loss) income	$(11,870)	$4,920	$(6,950)	$19,718	$(7,934)	$11,784	$7,427	$2,769	$10,196

(1)     The income tax benefit included in other comprehensive income for the year ended December 31, 2021 is attributed to the portion of foreign currency translation associated with the Company’s cross-currency interest rate swaps, for which the tax effect was based on the applicable U.S. deferred income tax rate. In March 2021, as a result of the Performance Materials and Performance Chemicals divestitures, the Company settled its cross-currency swaps.
The following table presents the changes in accumulated other comprehensive income (loss), net of tax, by component for the years ended December 31, 2023 and 2022:

	Defined benefit and other postretirement plans	Net gain (loss) from hedging activities	Foreign currency translation	Total
December 31, 2021	$2,168	$290	$(8,250)	$(5,792)
Other comprehensive income (loss) before reclassifications	(2,832)	23,868	(9,922)	11,114
Amounts reclassified from accumulated other comprehensive income(1)	156	514	—	670
Net current period other comprehensive income (loss)	(2,676)	24,382	(9,922)	11,784
December 31, 2022	(508)	24,672	(18,172)	5,992
Other comprehensive income (loss) before reclassifications	1,085	5,031	4,056	10,172
Amounts reclassified from accumulated other comprehensive income(1)	35	(17,157)	—	(17,122)
Net current period other comprehensive income (loss)	1,120	(12,126)	4,056	(6,950)
December 31, 2023	$612	$12,546	$(14,116)	$(958)

(1)    See the following table for details about these reclassifications. Amounts in parentheses indicate debits.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table presents the reclassifications out of accumulated other comprehensive income for the years ended December 31, 2023 and 2022.

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income(1)		Affected Line Item in the Statements of Income
	Years ended December 31,
	2023	2022
Amortization of defined benefit and other postretirement plans:
Net prior service credit	$(125)	$(210)	Other (expense) income(2)
Net loss	59	3	Other (expense) income(2)
	(66)	(207)	Total before tax
	31	51	Tax benefit
	$(35)	$(156)	Net of tax

Gains and losses on cash flow hedges:
Interest rate caps	$22,731	$(683)	Interest expense
	(5,574)	169	Tax benefit (expense)
	17,157	(514)	Net of tax

Total reclassifications for the period	$17,122	$(670)	Net of tax

(1)    Amounts in parentheses indicate debits to profit/loss.
(2)    These accumulated other comprehensive income (loss) components are components of net periodic pension and other postretirement cost (see Note 20 to these consolidated financial statements for further information).
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
During the year ended December 31, 2023, the Company repurchased 541,494 shares on the open market at an average price of $9.85 per share, for a total of $5,333, excluding brokerage commissions and accrued excise tax. Additionally, in connection with secondary offerings of the Company’s common stock in March and May 2023, the Company repurchased 7,000,000 shares of its common stock sold in the offerings from the underwriters at a weighted average price of $10.48 per share concurrently with the closing of the offerings, for a total of $73,373, excluding accrued excise tax. As of December 31, 2023, $234,592 was available for additional share repurchases under the program.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The Company accrued excise tax of $638 related to these repurchases, net of shares issued under the Company’s equity incentive program during the year ended December 31, 2023 (see Note 19 to these consolidated financial statements for further information). This amount is included in accrued liabilities in the consolidated balance sheet and is treated by the Company as a cost of the treasury stock transactions in equity.
During the year ended December 31, 2022, the Company repurchased 1,970,763 shares on the open market at an average price of $9.82 per share, for a total of $19,356, excluding brokerage commissions. Additionally, in connection with secondary offerings of the Company’s common stock in August and November 2022, the Company repurchased 14,500,000 shares of its common stock sold in the offerings from underwriters at a weighted average price of $8.09 per share concurrently with the closing of the offerings, for a total of $117,346.
Tax Withholdings on Equity Award Vesting
In connection with the vesting of restricted stock awards, restricted stock units and performance stock units, shares of common stock may be delivered to the Company by employees to satisfy withholding tax obligations at the instruction of the employee award holders. These transactions, when they occur, are accounted for as stock repurchases by the Company, with the shares returned to treasury stock at a cost representing the payment by the Company of the tax obligations on behalf of the employees in lieu of shares for the vesting unit. There were 315,635 and 32,058 shares delivered to the Company to cover tax payments for the year ended December 31, 2023 and2022, respectively and the fair value of those shares withheld to cover tax payments were $3,372 and $332 for the years ended December 31, 2023 and 2022, respectively.
Dividends Paid
On August 4, 2021, the Company’s Board declared a special cash dividend of $3.20 per share, using after tax cash proceeds from the sale of the Performance Chemicals business. The dividend was paid on August 23, 2021 to the Company’s stockholders of record at the close of business on August 12, 2021. See Note 4 of these consolidated financial statements for further information.
8. Other Operating Expense, Net:
A summary of other operating expense, net is as follows:

	Years ended December 31,
	2023	2022	2021
Amortization expense	$10,565	$10,562	$10,321
Transaction and other related costs	2,954	6,988	2,268
Restructuring, integration and business optimization costs (1)	2,655	11,566	3,866
Net loss on asset disposals	4,137	3,594	5,666
Other, net	1,789	2,201	2,152
	$22,100	$34,911	$24,273

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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

9. Inventories, Net:
Inventories, net are classified and valued as follows:

	December 31,
	2023	2022
Finished products and work in process	$41,658	$39,909
Raw materials	3,457	4,453
	$45,115	$44,362

Valued at lower of cost or market:
LIFO basis	$24,815	$25,258
Valued at lower of cost and net realizable value:
FIFO or average cost basis	20,300	19,104
	$45,115	$44,362

The domestic inventory acquired as part of a previous business combination is valued based on the LIFO method. Therefore, the fair value allocated to the acquired LIFO inventory was treated as the new base inventory value. If inventories valued under the LIFO basis had been valued using the FIFO method, inventories would have been $3,529 and $7,002 lower than reported as of December 31, 2023 and 2022, respectively, driven primarily by the purchase accounting fair value step-up of the LIFO inventory base value associated with the business combination.
10. Investments in Affiliated Companies:
The Company accounts for investments in affiliated companies under the equity method. Affiliated companies accounted for on the equity basis as of December 31, 2023 are as follows:

Company	Country	Percent Ownership
Zeolyst International	USA	50%
Zeolyst C.V.	Netherlands	50%

Following is summarized information of the combined investments(1):

	December 31,
	2023	2022
Current assets	$291,825	$278,330
Noncurrent assets	183,717	196,775
Current liabilities	36,799	47,407
Noncurrent liabilities	5,797	16,000

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2023	2022	2021
Sales	$345,002	$306,511	$296,416
Gross profit	107,865	105,693	101,069
Operating income	70,783	67,169	66,978
Net income	74,053	68,255	68,433

(1)    Summarized information of the combined investments is presented at 100%; the Company’s share of the net assets and net income of affiliates is calculated based on the percent ownership specified in the table above.
The Company’s investments in affiliated companies balance as of December 31, 2023 and 2022 includes net purchase accounting fair value adjustments of $224,614 and $231,017, respectively, related to a prior business combination, consisting primarily of goodwill and intangible assets such as customer relationships, technical know-how and trade names. Consolidated equity in net income from affiliates is net of $6,403, $6,402 and $6,480 of amortization expense related to purchase accounting fair value adjustments for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table summarizes the activity related to the Company’s investments in affiliated companies balance on the consolidated balance sheets:

	December 31,
	2023	2022
Balance at beginning of period	$436,013	$446,074
Equity in net income of affiliated companies	37,027	34,128
Charges related to purchase accounting fair value adjustments	(6,403)	(6,402)
Dividends received	(28,000)	(35,000)
Foreign currency translation adjustments	1,561	(2,787)
Balance at end of period	$440,198	$436,013

The Company had receivables due from affiliates of $3,231 and $3,861 as of December 31, 2023 and 2022, respectively, which are included in prepaid and other current assets. The Company had payables from affiliates of $1,351 and $322 as of December 31, 2023 and 2022, respectively, which is included in accrued liabilities. Receivables and payables due from affiliates are generally non-trade.
Sales to affiliates were $2,457, $5,915 and $3,643 for the years ended December 31, 2023, 2022 and 2021, respectively. Purchases from affiliates were immaterial during the years ended December 31, 2023, 2022 and 2021.
On December 18, 2013, the Company and its joint venture, Zeolyst International, entered into a ten year real estate tax abatement agreement with the Unified Government of Wyandotte County in Kansas City, Kansas. The agreement utilizes an Industrial Revenue Bond (“IRB”) financing structure to achieve a 75% real estate tax abatement on the value of the improvements that were constructed during the expansion of the Company and Zeolyst International’s facilities at the jointly-operated Kansas City, Kansas plant. A similar tax abatement agreement has been executed on an annual basis since December 18, 2013 with respect to additional plant expansions during those years.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

11. Property, Plant and Equipment:
A summary of property, plant and equipment, at cost, and related accumulated depreciation is as follows:

	December 31,
	2023	2022
Land	$96,833	$96,659
Buildings and improvements	84,860	82,061
Machinery and equipment	820,509	751,145
Construction in progress	42,000	56,448
	1,044,202	986,313
Less: accumulated depreciation	(467,298)	(401,424)
	$576,904	$584,889

Depreciation expense was $70,551, $65,121 and $65,955 for the years ended December 31, 2023, 2022 and 2021, respectively.
12. Leases:
Operating lease costs of $10,828, $10,318 and $9,825 are included in cost of goods sold and in selling, general and administrative expenses on the consolidated statements of income for the years ended December 31, 2023, 2022 and 2021, respectively. Finance lease costs of $77, $36 and $37 are included in cost of goods sold and in selling, general, and administrative expenses on the consolidated statement of income for the years ended December 31, 2023 2022 and 2021, respectively. Lease income is not material to the results of operations for the years ended December 31, 2023, 2022 and 2021, respectively.
The table below presents the operating and finance leases right-of-use assets and liabilities recognized on the consolidated balance sheet as of December 31, 2023 and 2022:

	Classification	December 31, 2023	December 31, 2022
Assets
Operating lease	Right-of-use lease assets	$24,281	$28,265
Finance lease	Property, plant and equipment, net	1,269	1,422
Total leased assets		$25,550	$29,687

Liabilities
Current:
Operating lease	Operating lease liabilities—current	$8,193	$8,155
Finance lease	Accrued liabilities	70	86

Noncurrent:
Operating lease	Operating lease liabilities—noncurrent	16,030	20,021
Finance lease	Other long-term liabilities	28	101
Total leased liabilities		$24,321	$28,363

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The Company’s weighted average remaining lease term and weighted average discount rate for operating and financing leases as of December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (in years):
Operating leases	3.96	4.45
Finance leases	1.33	2.29

Weighted average discount rate:
Operating leases	5.95%	5.24%
Finance leases	3.91%	3.10%

Maturities of lease liabilities as of December 31, 2023 are as follows:

Year	Operating Leases	Finance Leases
2024	$9,539	$78
2025	6,916	23
2026	5,068	—
2027	3,672	—
2028	1,154	—
Thereafter	1,014	—
Total lease payments	27,363	101
Less: Interest	(3,140)	(3)
Total lease liabilities (1)	$24,223	$98

(1)     Refer to the above table regarding the Company’s right-of-use lease assets and lease liabilities for the classification of lease liabilities in the Company’s consolidated balance sheet as of December 31, 2023.
The following table presents other information related to the Company’s operating and finance leases and the impact on the Company’s consolidated statement of cash flows:

	Years ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Payments on operating leases included in operating cash flows	$10,813	$10,327
Interest payments under finance leases included in operating cash flows	5	3
Principal payments under finance leases included in financing cash flows	72	33

Right-of-use assets obtained in exchange for new lease liabilities (non-cash):
Operating leases	8,105	7,462

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

13. Reportable Segments:
The Company has organized its business around two operating segments based on the review of discrete financial results for each of the operating segments by the CODM, for performance assessment and resource allocation purposes. Each of the Company’s operating segments represents a reportable segment under GAAP. The Company’s reportable segments are organized based on the nature and economic characteristics of the Company’s products. The Company’s two reportable segments are as follows: (1) Ecoservices provides sulfuric acid recycling to the North American refining industry for the production of alkylate and provides on-purpose virgin sulfuric acid for water treatment, mining, and industrial applications; and (2) Advanced Materials & Catalysts serves the polymers and engineered plastics and the global refining, petrochemical and emissions control industries.
The Advanced Materials & Catalysts segment includes equity in net income from Zeolyst International and Zeolyst C.V. (collectively, the “Zeolyst Joint Venture”), each of which are 50/50 joint ventures with CRI Zeolites Inc. (a wholly-owned subsidiary of Royal Dutch Shell). The Zeolyst Joint Venture is accounted for using the equity method in the Company’s consolidated financial statements (see Note 10 to these consolidated financial statements for further information). Company management evaluates the Advanced Materials & Catalysts segment’s performance, including the Zeolyst Joint Venture, on a proportionate consolidation basis. Accordingly, the revenues and expenses used to compute the Advanced Materials & Catalysts segment’s adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) include the Zeolyst Joint Venture’s results of operations on a proportionate basis based on the Company’s 50% ownership level. Since the Company uses the equity method of accounting for the Zeolyst Joint Venture, these items are eliminated when reconciling to the Company’s consolidated results of operations.
The Company’s management evaluates the operating results of each reportable segment based upon Adjusted EBITDA. Adjusted EBITDA consists of EBITDA, which is a measure defined as net income before interest, income taxes, depreciation and amortization (each of which is included in the Company’s consolidated statements of income), and adjusted for certain items as discussed below. Corporate overhead costs are not included in segment results as they relate to corporate-based responsibilities and decisions and are not included in the internal measures of segment operating performance used by the Company to measure the underlying performance of the operating segments.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Summarized financial information for the Company’s reportable segments is shown in the following table:

	Years ended December 31,
	2023	2022	2021
Sales:
Ecoservices	$584,845	$702,472	$500,513
Advanced Materials & Catalysts(1)	106,273	117,687	110,688
Total	$691,118	$820,159	$611,201

Adjusted EBITDA:(2)
Ecoservices	$199,966	$227,760	$177,672
Advanced Materials & Catalysts(3)	81,892	77,978	88,028
Adjusted EBITDA from reportable segments	$281,858	$305,738	$265,700

(1)Excludes the Company’s proportionate share of sales from the Zeolyst Joint Venture accounted for using the equity method. The proportionate share of sales excluded is $156,481, $132,588 and $131,332 for the years ended December 31, 2023, 2022 and 2021, respectively.
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
(3)     The Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment is $50,490 for the year ended December 31, 2023, which includes $30,695 of equity in net income plus $6,403 of amortization of investment in affiliate step-up plus $13,392 of joint venture depreciation, amortization and interest.
The Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment is $50,331 for the year ended December 31, 2022, which includes $27,931 of equity in net income plus $6,403 of amortization of investment in affiliate step-up plus $15,997 of joint venture depreciation, amortization and interest.
The Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment is $49,872 for the year ended December 31, 2021, which includes $27,827 of equity in net income plus $6,480 of amortization of investment in affiliate step-up plus $15,565 of joint venture depreciation, amortization and interest.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

A reconciliation of income from continuing operations before income taxes to Adjusted EBITDA from reportable segments is as follows:

	Years ended December 31,
	2023	2022	2021
Reconciliation of income from continuing operations before income taxes to Adjusted EBITDA from reportable segments
Income from continuing operations before income taxes	$81,939	$94,735	$13,941
Interest expense, net	44,730	37,217	36,990
Depreciation and amortization	84,598	79,163	79,741
Unallocated corporate expenses	21,990	29,042	38,089
Joint venture depreciation, amortization and interest	13,392	15,997	15,565
Amortization of investment in affiliate step-up	6,403	6,402	6,480
Debt extinguishment costs	—	—	26,902
Net loss on asset disposals	4,137	3,594	5,666
Foreign currency exchange loss (gain)	(1,340)	1,388	4,716
LIFO benefit	3,473	(165)	(1,931)
Transaction and other related costs	2,954	6,988	2,009
Equity-based compensation	16,031	20,632	31,838
Restructuring, integration and business optimization expenses	2,655	11,566	3,866
Other	896	(821)	1,828
Adjusted EBITDA from reportable segments	$281,858	$305,738	$265,700

The Company’s consolidated results include equity in net income from affiliated companies of $30,624, $27,725 and $27,737 for the years ended December 31, 2023, 2022, and 2021, respectively. This is primarily comprised of equity in net income of $30,695, $27,931 and $27,827 in the Advanced Materials & Catalysts segment from the Zeolyst Joint Venture for the years ended December 31, 2023, 2022 and 2021, respectively. The Company’s equity in net income from affiliated companies in the consolidated results includes amortization expense related to purchase accounting fair value adjustments associated with the Zeolyst Joint Venture as a result of a prior business combination.
Capital expenditures for the Company’s reportable segments are shown in the following table:

	Years ended December 31,
	2023	2022	2021
Capital expenditures:
Ecoservices	$53,705	$47,770	$43,561
Advanced Materials & Catalysts(1)	8,441	8,194	15,997
Corporate(2)	3,189	2,906	487
Capital expenditures per the consolidated statements of cash flows	$65,335	$58,870	$60,045

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
Sales by geographic area are presented in the following table. Sales are attributed to countries based upon location of products shipped.

	Years ended December 31,
	2023	2022	2021
Sales(1):
United States	$649,652	$774,119	$571,587
Foreign countries	41,466	46,040	39,614
Total	$691,118	$820,159	$611,201

(1)    Except for the United States, no sales in an individual country exceeded 10% of the Company’s total sales.
The Company sold products through its Ecoservices and Advanced Materials & Catalysts segments to single customer, which accounted for 13.2%, 12.3% and 12.6% of the Company’s total sales as of December 31, 2023, 2022, and 2021 respectively.
Long-lived assets by geographic area is presented in the following table. Long-lived assets includes property, plant and equipment, net and right-of-use lease assets.

	December 31,
	2023	2022
Long-lived assets:
United States	$575,536	$587,726
Foreign countries	25,649	25,428
Total	$601,185	$613,154

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

14. Goodwill and Other Intangible Assets:
The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 is summarized as follows:

	Ecoservices	Advanced Materials & Catalysts	Total
Balance as of December 31, 2021	$326,670	$79,469	$406,139
Goodwill adjustments (1)	(81)	—	(81)
Foreign exchange impact	—	(2,895)	(2,895)
Balance as of December 31, 2022	326,589	76,574	403,163
Foreign exchange impact	—	1,307	1,307
Balance as of December 31, 2023	$326,589	$77,881	$404,470

(1)     During the year ended December 31, 2022, the Company recorded an adjustment of $81 between goodwill and deferred tax liabilities related to the final tax purchase price allocation for the Chem32 LLC acquisition.
The Company completed its annual goodwill impairment assessments as of October 1, 2023 and 2022. For the annual assessments, the Company bypassed the option to perform the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test for each of its reporting units. The quantitative test identifies both the potential existence of impairment and the amount of impairment loss. For each of the October 1, 2023 and 2022 assessments, the Company identified two reporting units, which align with the Company’s operating segments.
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
As of October 1, 2023, the fair values of each of the Company’s reporting units exceeded their respective carrying values and therefore, no goodwill impairment exists for the year ended December 31, 2023.
In addition to the annual goodwill impairment assessment, the Company also performed the annual impairment test over its other indefinite-lived intangible assets as of October 1, 2023 and 2022. The fair values of the Company’s indefinite-lived trade names and trademarks were in excess of their carrying amounts as of the respective testing dates, and as such, there was no further impairment of the Company’s indefinite-lived intangible assets for the years ended December 31, 2023 and 2022.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Gross carrying amounts and accumulated amortization for intangible assets other than goodwill are as follows:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Technical know-how	$55,350	$(27,472)	$27,878	$54,880	$(23,822)	$31,058
Customer relationships	130,912	(76,634)	54,278	130,636	(66,669)	63,967
Non-compete agreements	700	(397)	303	700	(257)	443
Trademarks	7,521	(3,844)	3,677	7,387	(3,283)	4,104
Trade names	1,600	(453)	1,147	1,600	(293)	1,307
Total definite-lived intangible assets	196,083	(108,800)	87,283	195,203	(94,324)	100,879
Indefinite-lived trade names	25,367	—	25,367	25,153	—	25,153
In-process research and development	3,900	—	3,900	3,900	—	3,900
Total intangible assets	$225,350	$(108,800)	$116,550	$224,256	$(94,324)	$129,932

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
Amortization expense related to technical know-how is included in cost of goods sold in the consolidated statements of income and was $3,482, $3,480 and $3,465 for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization expense related to customer relationships, non-compete agreements, trademarks, and trade names is included in other operating expense, net in the consolidated statements of income and was $10,565, $10,562 and $10,321 for the years ended December 31, 2023, 2022 and 2021, respectively.
Estimated future aggregate amortization expense of intangible assets is as follows:

Year	Amount
2024	$14,068
2025	14,068
2026	12,912
2027	12,370
2028	12,222
Thereafter	21,643
Total estimated future aggregate amortization expense	$87,283

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

15. Accrued Liabilities:
The following table summarizes the components of accrued liabilities as follows:

	December 31,
	2023	2022
Compensation and bonus	$16,594	$30,890
Interest	11,976	10,493
Property tax	3,657	2,123
Income taxes	7,708	4,412
Finance lease and financing obligation liabilities	3,069	2,855
Dividends payable	641	4,062
Other	18,048	17,394
	$61,693	$72,229

16. Long-term Debt:
The summary of long-term debt is as follows:

	December 31,
	2023	2022
Senior Secured Term Loan Facility due June 2028 (the "2021 Term Loan Facility")	$877,500	$886,500
ABL Facility	—	—
Total debt	877,500	886,500
Original issue discount	(6,162)	(7,472)
Deferred financing costs	(3,392)	(4,158)
Total debt, net of original issue discount and deferred financing costs	867,946	874,870
Less: current portion	(9,000)	(9,000)
Total long-term debt, excluding current portion	$858,946	$865,870

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
On February 17, 2023, the Company amended the ABL Facility to replace LIBOR with SOFR as the benchmark interest rate. Following this amendment, the borrowings under the ABL Facility bear interest at a rate equal to an adjusted term SOFR rate or the base rate, which includes a credit spread adjustment of 10 basis points, plus a margin of between 1.25% to 1.75% or 0.25% to 0.75%, respectively. The interest rate on the ABL Facility was 8.75% as of December 31, 2023.
As of December 31, 2023, there were no revolving credit borrowings outstanding under the ABL Facility. Revolving credit borrowings are payable at the option of the Borrower throughout the term of the ABL Facility with the balance due August 2, 2026. The Company has the ability to request letters of credit under the ABL Facility. The Company had $4,043 of letters of credit outstanding as of December 31, 2023, which reduce available borrowings under the ABL Facility by such amounts.
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
The ABL Facility and the 2021 Term Loan Facility contain various restrictive covenants. Each limits the ability of the Borrower and its restricted subsidiaries to incur certain indebtedness or liens, merge, consolidate or liquidate, dispose of certain property, make investments or declare or pay dividends, make optional payments, modify certain debt instruments, enter into certain transactions with affiliates, enter into certain sales and leasebacks, and certain other non-financial restrictive covenants. The ABL Facility also contains one financial covenant which applies when minimum availability under the ABL Facility exceeds a certain threshold. During such time, the Company is required to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0. The Company was in compliance with all debt covenants as of December 31, 2023 and 2022, respectively.
2021 Term Loan Facility
On June 9, 2021, PQ Corp and Ecovyst Catalyst Technologies LLC (“Ecovyst LLC” and, following the closing of the sale of the Performance Chemicals business, the “Borrower”), an indirect, wholly owned subsidiary of the Company, entered into an agreement (the “2021 Credit Agreement”) for the 2021 Term Loan Facility in an aggregate principal amount of $900,000 with an original issue discount of 0.25% and interest at a floating rate of LIBOR (with a 0.50% minimum LIBOR floor) plus 2.75% per annum (or, depending on the Borrower’s first lien net leverage ratio, 2.50%). The 2021 Term Loan Facility requires scheduled quarterly amortization payments, each equal to 0.25% of the original principal amount of the loans under the 2021 Term Loan Facility. The proceeds of the 2021 Term Loan Facility were used to pay in full the 2020 Term Loan Facility, partially pay the 2018 Term Loan Facility and pay the associated fees and expenses.
On February 9, 2023, the Company amended the 2021 Term Loan Facility to replace LIBOR with SOFR as the benchmark interest rate. Following this amendments, the 2021 Term Loan Facility bears interest at an adjusted SOFR rate (with a 0.50% minimum floor) plus 2.75% per annum (or, depending on the Borrower’s first lien net leverage ratio, 2.50%). The interest rate on the 2021 Term Loan Facility was 7.98% as of December 31, 2023.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

As of December 31, 2023, the 2021 Term Loan Facility accrued interest at a floating rate of SOFR plus 2.50% per annum and is scheduled to mature in June 2028.
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
Fair Value of Debt
The fair value of a financial instrument is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of December 31, 2023 and 2022, the fair value of the senior secured term loan was $876,403 and $870,986, respectively. The fair value is classified as Level 2 based upon the fair value hierarchy (see Note 6 to these consolidated financial statements for further information on fair value measurements).
Aggregate Long-term Debt Maturities
The aggregate long-term debt maturities are:

Year	Amount
2024	$9,000
2025	9,000
2026	9,000
2027	9,000
2028	841,500
$877,500

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

17. Other Long-term Liabilities:
The following table summarizes the components of other long-term liabilities as follows:

	December 31,
	2023	2022
Pension plan liabilities	$4,937	$6,250
Other postretirement benefit plan liabilities	457	428
Derivative liabilities	2,496	2,071
Finance lease and financing obligation liabilities	4,955	7,633
Reserve for uncertain tax positions	9,523	8,215
Other	71	1,249
	$22,439	$25,846

18. Financial Instruments:
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
Use of Derivative Financial Instruments to Manage Interest Rate Risk. The Company is exposed to fluctuations in interest rates on its senior secured credit facilities. Changes in interest rates will not affect the market value of such debt but will affect the Company’s interest payments over the term of the loans. Likewise, an increase in interest rates could have a material impact on the Company’s consolidated statements of cash flows. The Company hedges the interest rate fluctuations on debt obligations through interest rate cap agreements. The Company records these agreements at fair value as assets or liabilities in its consolidated balance sheets. As the derivatives are designated and qualify as cash flow hedges, the gains or losses on the interest rate cap agreements are recorded in stockholders’ equity as a component of other comprehensive income, net of tax. Reclassifications of the gains and losses on the interest rate cap agreements into earnings are recorded as part of interest expense in the consolidated statements of income as the Company makes its interest payments on the hedged portion of its senior secured credit facilities. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices.
The following table provides a summary of the Company’s interest rate cap agreements:

Financial instrument	Number of instruments	In effect as of December 31, 2023	Current notional amount of instruments in effect	Annuitized premium of instruments in effect
Interest rate cap	4	3	$650,000	$24,817

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The current notional amounts of the three interest rate cap agreements in effect at December 31, 2023 are $250,000, $150,000 and $250,000. The Company entered into a $250,000 interest rate cap to mitigate interest rate volatility from August 2022 to October 2024, a $150,000 interest rate cap agreement to mitigate interest rate volatility from August 2023 to July 2026, and a $250,000 interest rate cap agreement to mitigate interest rate volatility from September 2023 to October 2025. The $150,000 interest rate cap agreement will increase to $175,000 to mitigate interest rate volatility from August 2024 to July 2026. The cap rates in effect at December 31, 2023 was 1.00%.
The Company has also entered into a forward starting interest rate cap agreements to mitigate interest volatility from November 2024 to October 2026.
In February 2023, the Company amended all existing interest rate cap agreements to replace LIBOR with SOFR as the benchmark interest rate, with all other terms of the agreements remaining the same. This amendment changed the previously annuitized premiums on the existing interest rate cap agreements.
The fair values of derivative instruments held as of December 31, 2023 and 2022, respectively are shown below:

		December 31,
	Balance sheet location	2023	2022
Derivative assets
Derivatives designated as cash flow hedges:
Interest rate caps	Prepaid and other current assets	$13,419	$18,510
Interest rate caps	Other long-term assets	5,602	15,864
Total derivative assets		$19,021	$34,374

Derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate caps	Other long-term liabilities	$2,496	$2,071
Total derivative liabilities		$2,496	$2,071

The following table shows the effect of the Company’s derivative instruments designated as cash flow hedges on accumulated other comprehensive income (loss) and the consolidated statements of income for the years ended December 31, 2023, 2022 and 2021, respectively:

		Years ended December 31,
		2023		2022		2021
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$5,419	$22,731	$32,510	$(683)	$3,441	$(444)

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table shows the effect of the Company’s cash flow hedge accounting on the consolidated statements of income for the years ended December 31, 2023, 2022 and 2021, respectively:

	Location and amount of gain (loss) recognized in income on cash flow hedging relationships
	Years ended December 31,
	2023	2022	2021
Total amounts of income and expense line items presented in the statement of income in which the effects of cash flow hedges are recorded in interest (expense) income	$(44,730)	$(37,217)	$(36,990)
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	22,731	(683)	(444)

The amount of unrealized losses in AOCI related to the Company’s cash flow hedges that is expected to be reclassified to the consolidated statement of income over the next twelve months is $9,712 as of December 31, 2023.
19. Income Taxes:
Income before income taxes within or outside the United States are shown below:

	Years ended December 31,
	2023	2022	2021
Domestic	$73,774	$86,695	$6,185
Foreign	8,165	8,040	7,756
Total	$81,939	$94,735	$13,941

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The provision for income taxes as shown in the accompanying consolidated statements of income consists of the following:

	Years ended December 31,
	2023	2022	2021
Current:
Federal	$21,647	$18,210	$2,469
State	3,695	3,100	1,813
Foreign	2,515	1,978	3,317
	27,857	23,288	7,599

Deferred:
Federal	(3,644)	4,544	(1,813)
State	(11,993)	(2,288)	2,551
Foreign	(1,435)	(604)	3,810
	(17,072)	1,652	4,548

Provision for income taxes	$10,785	$24,940	$12,147

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax expense is as follows:

	Years ended December 31,
	2023	2022	2021
Tax at statutory rate	$17,207	$19,894	$2,928
State income taxes, net of federal income tax benefit	748	248	3,942
Changes in uncertain tax positions	985	558	877
State credit - valuation allowance release	(10,203)	—	—
Rate changes	(101)	—	5,209
Stock compensation	1,803	1,876	197
Compensation disallowance under 162(m)	2,344	3,146	466
Foreign tax credits	(848)	—	(759)
Research and development tax credits	(400)	(366)	(620)
Other, net	(750)	(416)	(93)
Provision for income taxes	$10,785	$24,940	$12,147

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$14,680	$13,705
Interest disallowance carryforward	1,169	228
Pension	569	879
Operating lease liability	5,940	6,873
Other	10,806	10,653
State credits	14,659	13,773
Foreign withholding tax credits	9,083	9,083
Valuation allowance	(18,325)	(30,615)
	38,581	24,579
Deferred tax liabilities:
Depreciation	$(66,816)	$(70,400)
Inventory	(3,427)	(3,039)
Intangibles	(67,250)	(63,873)
Operating lease right-of-use assets	(5,954)	(6,763)
Other	(8,675)	(15,910)
	(152,122)	(159,985)

Net deferred tax liabilities	$(113,541)	$(135,406)

Under the tax laws of various jurisdictions in which we operate, deductions or credits that cannot be fully utilized for tax purposes during the year may be carried forward, subject to statutory limitations, to reduce taxable income or taxes payable in a future year. As of December 31, 2023, the Company has indefinite carryforwards of $9,083 foreign withholding tax credits. The Company has recorded a full valuation allowance against the foreign withholding tax credits as it is more likely than not that the benefit from these foreign tax credits will never be realized. The Company has $14,659 of deferred tax assets related to state tax credits, which are subject to a 16-year carryforward period. The Company expects to fully utilize its state tax credits before each expiration, as a result the Company has released the valuation allowance associated with its state tax credits. As of December 31, 2023, the valuation allowance associated with its state tax credits is $0. The Company has $14,680 of deferred tax assets related to state net operating losses and foreign losses, which are subject to various carryforward periods of 5 to 20 years or an indefinite carryforward period. A partial valuation allowance of $9,242 has been recorded due to the expected expiration of these state net operating losses before they are able to be utilized.
The change in net deferred tax liabilities for the years ended December 31, 2023 and 2022 was primarily related to the release of a state tax credit valuation allowance, differences between book and tax basis depreciation, activity connected to book amortization of intangible assets with no corresponding tax basis reducing those deferred tax liabilities, activity with respect to tax deductible goodwill, activity with respect to interest rate caps recorded against other comprehensive income, and activity with respect to stock compensation.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The net change in the total valuation allowance was a decrease of $12,290 in 2023. The valuation allowance at December 31, 2023 was related to state and foreign net operating loss carryforwards and foreign withholding tax credits that, in the judgment of management, are not more likely than not to be realized. In assessing the ability to realize deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies that are prudent in making this assessment. In order to fully realize deferred tax assets, the Company will need to generate future taxable income prior to the expiration of the net operating loss and credit carryforwards. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
The cumulative unremitted earnings of foreign subsidiaries outside the United States are considered permanently reinvested, for which no withholding taxes have been provided. Such earnings are expected to be reinvested indefinitely and, as a result, no deferred tax liability has been recognized with regard to such earnings. Determination of the deferred withholding tax liability on these unremitted earnings is not practicable. Undistributed earnings of foreign subsidiaries and related companies that are deemed to be indefinitely reinvested amounted to $198,580 at December 31, 2023.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits. The amounts listed in the below table also represents the total unrecognized tax benefits that, if recognized, would impact the effective tax rate as of December 31, 2023 and 2022, respectively:

	Years ended December 31,
	2023	2022
Balance at beginning of period	$7,787	$7,787
Increases related to prior year tax positions	323	—
Balance at end of period	$8,110	$7,787

To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period for which the event occurs requiring the adjustment. The total amount of interest and penalties recognized in provision for income taxes on continuing operations was $855 and $558 for the years ended December 31, 2023 and 2022, respectively. The Company recorded cumulative accrued interest and penalties amounting to $1,413 as of December 31, 2023 in other long-term liabilities on its consolidated balance sheets.
The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The following describes the open tax years, by significant tax jurisdiction, as of December 31, 2023:

Jurisdiction	Period
United States-Federal	2007-2023
United States-State	2007-2023

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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

As of December 31, 2023, it is reasonably possible that the Company may recognize approximately $8,023 of previously net unrecognized tax benefits, excluding interest and penalties, related to various U.S. federal tax positions, primarily due to the expiration of statutes of limitations within the next twelve months.
As of December 31, 2023 and 2022, the Company no longer has a federal net operating loss or foreign tax credit carryforward.
Cash payments for income taxes, net of refunds, are as follows:

	Years ended December 31,
	2023	2022	2021
Domestic	$21,973	$13,277	$549
Foreign	464	359	69
	$22,437	$13,636	$618

On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for certain large corporations with average annual adjusted financial statement income in excess of $1 billion for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. Historically the Company has made discretionary share repurchases under its share repurchase programs. Beginning in 2023, these transactions will be subject to the excise tax of the IRA. See Note 7 for information on the accrued excise tax related to these stock repurchases.
20. Benefit Plans:
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Defined Benefit Pension Plans
The following tables summarize changes in the benefit obligation, plan assets and funded status of the Company’s defined benefit pension plans as well as the components of net periodic benefit cost, including key assumptions:

	December 31,
	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of period	$66,879	$86,465
Interest cost	3,453	2,569
Plan settlements	(2,543)	(862)
Benefits paid	(2,798)	(2,552)
Actuarial losses/(gains)	1,565	(18,741)
Benefit obligation at end of the period	66,556	66,879

Change in plan assets:
Fair value of plan assets at beginning of period	$60,629	$82,914
Actual return on plan assets	6,330	(18,871)
Plan settlements	(2,543)	(862)
Benefits paid	(2,798)	(2,552)
Fair value of plan assets at end of the period	61,618	60,629

Funded status of the plans (underfunded)	$(4,938)	$(6,250)

The total actuarial losses for the year ended December 31, 2023 was $1,565, which was driven by decreases in the discount rates of $1,365 and declines in general demographic experience of $200. The total actuarial gains for the year ended December 31, 2022 was $18,741, which was driven by increases in the discount rates of $18,641 and increase in general demographic experience of $100.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Amounts recognized in the consolidated balance sheets consist of:

	December 31,
	2023	2022
Noncurrent liability	$(4,937)	$(6,250)
Accumulated other comprehensive income (loss), net of tax	567	(509)
Net amount recognized	$(4,370)	$(6,759)

Amounts recognized in accumulated other comprehensive income (loss) consist of:

	December 31,
	2023	2022
Net (loss) gain	$751	$(1,039)
Gross amount recognized	751	(1,039)
Deferred income taxes	(184)	530
Net amount recognized	$567	$(509)

Components of net periodic benefit cost consist of:

	U.S.			Foreign
	Years ended December 31,			Year ended December 31,
	2023	2022	2021	2021
Interest cost	$3,453	$2,569	$2,210	$255
Expected return on plan assets	(3,305)	(3,433)	(4,360)	(255)
Settlement loss (gain) recognized	61	38	(26)	2,084
Net periodic expense (benefit)	$209	$(826)	$(2,176)	$2,084

All components of net periodic benefit cost other than service cost are presented within other expense (income), net in the Company’s consolidated statements of income.
Components of other changes in plan assets and benefit obligations recognized in other comprehensive income consists of:

	December 31,
	2023	2022
Net (gain) loss	$(1,461)	$3,563
Amortization or settlement recognition of net loss	(61)	(38)
Total recognized in other comprehensive (income) loss	(1,522)	3,525
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(1,313)	$2,699

The net amount of projected benefit obligation and plan assets for all underfunded plans was $4,938 and $6,250 as of December 31, 2023 and 2022, respectively, and was classified as noncurrent liabilities.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following table presents selected information about the Company’s pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets:

	December 31,
	2023	2022
Projected benefit obligation	$66,555	$66,879
Accumulated benefit obligation	66,555	66,879
Fair value of plan assets	61,618	60,629

Significant weighted average assumptions used in determining the pension obligations include the following:

	December 31,
	2023	2022
Discount rate	5.17%	5.40%
Rate of compensation increase(1)	N/A	N/A

Significant weighted average assumptions used in determining net periodic benefit cost include the following:

	U.S.			Foreign
	Years ended December 31,			Year ended December 31,
	2023	2022	2021	2021
Discount rate	5.39%	2.90%	2.50%	1.20%
Expected return on assets	5.74%	4.90%	5.60%	1.20%
Rate of compensation increase(1)	N/A	N/A	N/A	1.75%

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
The Company classifies plan assets based upon a fair value hierarchy where each asset within the hierarchy is based on the lowest level input that is significant to its measurement. The fair value hierarchy consists of three levels as follows:
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
The following tables set forth by level, within the fair value hierarchy, plan assets at fair value:

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$264	$264	$—	$—
Equity securities:
U.S. investment funds	11,539	11,539	—	—
International investment funds	7,546	7,546	—	—
Fixed income securities:
Government securities	11,691	11,691	—	—
Corporate bonds	30,578	30,578	—	—
Total	$61,618	$61,618	$—	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$244	$244	$—	$—
Equity securities:
U.S. investment funds	11,435	11,435	—	—
International investment funds	7,803	7,803	—	—
Fixed income securities:
Government securities	16,209	16,209	—	—
Corporate bonds	24,938	24,938	—	—
Total	$60,629	$60,629	$—	$—

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Amount
2024	$8,156
2025	4,434
2026	4,505
2027	4,523
2028	4,714
Years 2029-2033	22,815

The Company expects to contribute $1,680 to its pension plans in 2024.

Other Postretirement Benefit Plan
The following tables summarize changes in the benefit obligation, plan assets and funded status of the Company’s other postretirement benefit plan as well as the components of net periodic benefit cost, including key assumptions:

	December 31,
	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of period	$446	$624
Interest cost	24	18
Benefits paid	(1)	(1)
Premiums paid	(3)	(3)
Actuarial loss/(gain)	9	(192)
Benefit obligation at end of period	475	446

Change in plan assets:
Employer contributions	$4	$4
Benefits paid	(1)	(1)
Premiums paid	(3)	(3)
Fair value of plan assets at end of period	—	—

Funded status of the plan (underfunded)	$(475)	$(446)

The actuarial loss for the year ended December 31, 2023 was $9, which was driven by decreases in the discount rates. The actuarial gain for the year ended December 31, 2022 was $192, which was driven by increases in the discount rates.
Amounts recognized in the consolidated balance sheets consist of:

	December 31,
	2023	2022
Current liability	$(18)	$(18)
Noncurrent liability	(457)	(428)
Accumulated other comprehensive income (loss), net of tax	79	(299)
Net amount recognized	$(396)	$(745)

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Amounts recognized in accumulated other comprehensive income consist of:

	December 31,
	2023	2022
Prior service credit	$30	$154
Net gain (loss)	75	80
Gross amount recognized	105	234
Deferred income taxes	(26)	(533)
Net amount recognized	$79	$(299)

Components of net periodic benefit cost consist of:

	Years ended December 31,
	2023	2022	2021
Interest cost	$24	$18	$17
Amortization of prior service credit	(125)	(210)	(232)
Amortization of net (gain) loss	(2)	3	5
Net periodic benefit	$(103)	$(189)	$(210)

All components of net periodic benefit cost other than service cost are presented within other expense (income), net in the Company’s consolidated statements of income.
Components of other changes in plan assets and benefit obligations recognized in other comprehensive income consists of:

	December 31,
	2023	2022
Net loss (gain)	$9	$(192)
Amortization of prior service credit	125	210
Amortization or settlement recognition of net gain (loss)	2	(3)
Total recognized in other comprehensive income	136	15
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$33	$(174)

The discount rate used in determining the other postretirement benefit plan obligation was 5.20% and 5.50% as of December 31, 2023 and 2022, respectively. The discount rate used in determining net periodic benefit cost was 5.50%, 2.90% and 2.60% for the years ended December 31, 2023, 2022 and 2021, respectively. There was no rate of interest crediting rate, as there are no cash balance accounts associated with this plan.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Amount
2024	$19
2025	20
2026	21
2027	23
2028	24
Years 2028-2032	150

The Company expects to contribute $18 to the retiree health plan in 2024. There are no expected Medicare subsidy receipts expected in future periods.
Defined Contribution Plans
The Company also has defined contribution plans covering domestic employees of the Company and a foreign subsidiary. The Company recorded expenses of $7,015, $7,113 and $7,097 related to these plans for the years ended December 31, 2023, 2022 and 2021, respectively.
21. Stock-Based Compensation:
The Company has an equity incentive plan under which it grants common stock awards to employees, directors and affiliates of the Company. As of December 31, 2023, 9,498,538 shares of common stock were available for issuance under the plan. The Company historically has settled these awards through the issuance of new shares. Beginning on July 1, 2023, the Company commenced reissuing shares from treasury in connection with the settlement of awards under its equity incentive plan.
Modifications
Sale of Performance Chemicals
As described in Note 7 to these consolidated financial statements, the Company’s Board of Directors declared a special cash dividend of $3.20 per share to stockholders of record as of the close of business on August 12, 2021. The dividend declaration also included a dividend equivalent for all unvested restricted stock units, performance stock units and restricted stock awards (collectively, the “awards”) as of August 23, 2021 equal to $3.20 per award. Additionally, the Company’s Board of Directors approved a reduction in the strike price on all outstanding vested and unvested stock options by the amount of the dividend payment.
Further, with respect to stock options and awards held by employees of Performance Chemicals at the time of the sale (see Note 4 to these consolidated financial statements for further information), the Company’s Board of Directors approved modifications to the post-termination stock option exercise, and stock option and award vesting periods. The modifications provided that all stock options held by Performance Chemicals employees that were vested as of the date of the sale are eligible to be exercised for a period of one year from the date of the sale. Additionally, modifications to unvested stock options and awards allowed holders to continue to vest in those instruments under the original terms of the instruments for a period of up to one year from the date of sale, depending on the award. The terms of the modifications to the Performance Chemicals awards are contingent upon the employee providing continued service to the Buyer.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Stock Options
The Company has issued stock options to purchase Ecovyst Inc. common stock as part of its equity incentive compensation program. There are various vesting conditions associated with stock options issued prior to the launch of the Company’s initial public offering (“IPO”) in September 2017, including satisfaction of certain service and/or performance based conditions. Subsequent to the IPO, the Company’s stock option grants have been subject to graded vesting conditions based on service. The maximum contractual term of the Company’s stock options is ten years.
The following table summarizes the activity of common stock options for the period from December 31, 2020 through the year ended December 31, 2023:

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	2,173,331	$9.84	(1)
Exercised	(208,500)	$3.56
Forfeited	(39,996)	$3.53
Expired	(40,484)	$14.52
Outstanding at December 31, 2021	1,884,351	$6.99	(2)
Exercised	(199,970)	$3.06
Forfeited	(51,860)	$3.98
Expired	(111,524)	$11.97
Outstanding at December 31, 2022	1,520,997	$7.24
Exercised	(197,941)	$2.58
Forfeited	(284,956)	$3.39
Expired	(328,677)	$12.36
Outstanding at December 31, 2023	709,423	$7.73		3.14	$2,322
Exercisable at December 31, 2023	709,423	$7.73		3.14	$2,322

(1)On December 14, 2020, the Company’s Board of Directors declared a special cash dividend of $1.80 per share to the stockholders of record at the close of business on December 31, 2020, using after tax cash proceeds and cash on hand from the sale of the Performance Materials business. This reflects the impact of the reduction in the strike price on all outstanding vested and unvested stock options by $1.80 per share.
(2)Reflects the impact of the reduction in the strike price on all outstanding vested and unvested stock options by $3.20 per share as described above.
The aggregate intrinsic value per the above table represents the difference between the fair value the Company’s common stock on the last trading day of the reporting period (determined in accordance with the plan terms) and the exercise price of in-the-money stock options multiplied by the respective number of stock options as of that date. The total intrinsic value of stock options exercised were $1,693, $1,306, and $1,767 during the years ended December 31, 2023, 2022 and 2021 respectively. Additionally, cash proceeds received by the Company from the exercise of stock options were not material for the years ended December 31, 2023, 2022 and 2021 respectively.
There were no stock option awards granted during the years ended December 31, 2023, 2022 and 2021. The Company uses the Black-Scholes option pricing model to determine the fair value of its stock option grants.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Restricted Stock Awards, Restricted Stock Units and Performance Stock Units
Restricted Stock Awards
The Company has granted restricted stock awards subject to vesting conditions based on (1) service only, (2) performance only, or (3) a combination of service and performance conditions, dependent on which event occurs first. The vesting requirements for the majority of these awards were based upon the achievement of a performance condition. As defined in the award agreements, each award subject to the performance condition fully vests upon the occurrence of a defined liquidity event upon which certain investment funds affiliated with CCMP receive proceeds exceeding certain thresholds. Although achievement of the performance condition is subject to continued service with the Company, the terms of awards issued with performance conditions stipulate that the performance vesting condition can be attained for a period of six months following separation from service under certain circumstances, depending on the means of separation from the Company and subject to other factors such as individual separation agreements. The same performance vesting condition for the Company’s restricted stock awards also governs the achievement of the performance vesting condition for the Company’s stock options. As of December 31, 2023, all of the Company’s outstanding unvested restricted stock awards were subject to the performance vesting condition.
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
Performance Stock Units
2023 Grants
During the year ended December 31, 2023, the Company granted 721,537 performance stock units (at target) under its equity incentive plan. The performance stock units granted during the year ended December 31, 2023 provide the recipients with the right to receive shares of common stock dependent on the achievement of a TSR goal, and are generally subject to the provision of service through the vesting date of the award. The performance period for the TSR goal is measured based on a three-year performance period from January 1, 2023 through December 31, 2025. The TSR goal is based on the Company’s actual TSR percentage increase over the performance period. Depending on the Company’s performance relative to the TSR goal, each performance stock unit award recipient is eligible to receive a percentage of the target number of shares granted to the recipient, ranging from zero to 200%. The performance stock units, to the extent earned, will vest on the date the Compensation Committee certifies the achievement of the performance metric for the three-year period ending December 31, 2025 which will occur subsequent to the end of the performance period and after the Company files its annual consolidated financial statements for the year ending December 31, 2025. The Company used a Monte Carlo simulation to estimate the $12.27 weighted average fair value of the awards for the year ended December 31, 2023.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

2022 Grants
During the year ended December 31, 2022, the Company granted 295,132 performance stock units (at target) under its equity incentive plan. The performance stock units granted during the year ended December 31, 2022 provide the recipients with the right to receive shares of common stock dependent on the achievement of a TSR goal, and are generally subject to the provision of service through the vesting date of the award. The performance period for the TSR goal is measured based on a three-year performance period from January 1, 2022 through December 31, 2024. The TSR goal is based on the Company’s actual TSR percentage increase over the performance period. Depending on the Company’s performance relative to the TSR goal, each performance stock unit award recipient is eligible to receive a percentage of the target number of shares granted to the recipient, ranging from zero to 200%. The performance stock units, to the extent earned, will vest on the date the Compensation Committee certifies the achievement of the performance metric for the three-year period ending December 31, 2024, which will occur subsequent to the end of the performance period and after the Company files its annual consolidated financial statements for the year ending December 31, 2024. The Company used a Monte Carlo simulation to estimate the $8.82 weighted average fair value of the awards.
2021 Grants
The Company granted 211,985 performance stock units (at target) during the year ended December 31, 2021 that provide the recipients with the right to receive shares of common stock dependent on the achievement of a TSR goal, and are generally subject to the provision of service through the vesting date of the award. The performance period for the TSR goal is measured based on a three-year performance period from January 1, 2021 through December 31, 2023. The TSR goal is based on the Company’s actual TSR percentage increase over the performance period. Depending on the Company’s performance relative to the TSR goal, each performance stock unit award recipient is eligible to earn a percentage of the target number of shares granted to the recipient, ranging from zero to 200%. The performance stock units, to the extent earned, will vest on the date the Compensation Committee certifies the achievement of the performance metric for the three-year period ending December 31, 2023, which will occur subsequent to the end of the performance period and after the Company files its annual consolidated financial statements for the year ending December 31, 2023. The Company used a Monte Carlo simulation to estimate the $13.21 weighted average fair value of the awards.
2020 Grants
In March 2023, the Compensation Committee certified the achievement of the performance metrics for the three-year period ending December 31, 2022, related to the performance stock units (“PSUs”) granted during the year ended December 31, 2020. Fifty percent of the target number of such PSUs could be earned depending on performance against a Company-specific financial performance target, and 50% of the target number of such PSUs could be earned depending on performance against a TSR goal, subject to the provision of service through the vesting date of the awards. The Company-specific financial performance target and the TSR goal were measured independently of each other, and each PSU award recipient was eligible to earn a percentage of the target number of shares granted to the recipient, ranging from zero to 200%. The awards vested during the year ended December 31, 2023 as follows: 53.3% of target with respect to the portion of the PSU award subject to the Company-specific financial measure, and 56.0% of target with respect to the portion of the PSU award subject to the TSR goal.
Weighted Average Assumptions
The following table shows the weighted average assumptions for each of the unvested grants:

	2023 Grants	2022 Grants	2021 Grants
Expected dividend yield	—%	—%	—%
Risk-free interest rate	3.80%	1.51%	0.20%
Expected volatility	48.82%	44.51%	41.70%
Expected term (in years)	2.96	2.91	2.95

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Award Activity
The following table summarizes the activity of restricted stock awards, restricted stock units and performance stock units for the period from December 31, 2020 through the year ended December 31, 2023:

	Restricted Stock Awards			Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value (per share)		Number of Units	Weighted Average Grant Date Fair Value (per share)	Number of Units		Weighted Average Grant Date Fair Value (per share)
Nonvested as of December 31, 2020	897,015	$13.80	(1)	1,841,139	$16.14	965,736	(2)	$17.69
Granted	—	$—		1,697,623	$15.39	211,985		$13.21
Vested	—	$—		(773,619)	$16.00	—		$—
Forfeited	(263,291)	$15.31	(1)	(257,722)	$16.03	(60,166)		$17.11
Nonvested as of December 31, 2021	633,724	$15.84	(1)	2,507,421	$15.68	1,117,555	(2)	$16.91
Granted	—	$—		2,779,690	$10.28	295,132		$8.82
Vested	(84,903)	$8.83		(1,550,969)	$15.08	(496,442)		$15.41
Forfeited	(271,765)	$15.84		(1,271,424)	$12.27	(276,713)		$12.33
Nonvested as of December 31, 2022	277,056	$15.66		2,464,718	$11.73	639,532	(2)	$16.32
Granted	5,081	$9.84		1,195,835	$9.84	721,537		$12.28
Vested	(5,081)	$9.84		(1,436,301)	$11.84	(200,204)		$20.16
Forfeited	(277,056)	$15.66		(261,424)	$11.27	(201,648)		$18.57
Nonvested as of December 31, 2023	—	$—		1,962,828	$10.55	959,217	(2)	$11.84

(1)    Reflects the impact of the modification on all unvested restricted stock awards as described above.
(2)    Based on target.
The total fair value of restricted stock awards that vested during the years ended December 31, 2023, 2022 and 2021 was $50, $749 and zero, respectively. The total fair value of restricted stock units that vested during the years ended December 31, 2023, 2022 and 2021 was $17,008, $15,579 and $11,507, respectively. The total fair value of performance stock units that vested during the years ended December 31, 2023, 2022 and 2021 was $4,035, $5,277 and zero, respectively.
Stock-Based Compensation Expense
For the years ended December 31, 2023, 2022 and 2021, total stock-based compensation expense for the Company on a continuing operations basis was $16,031, $20,632 and $31,838, respectively. The associated income tax benefit recognized in the consolidated statements of income for the years ended December 31, 2023, 2022 and 2021 was $1,826, $2,799 and $7,735, respectively.
As of December 31, 2023, there was no unrecognized compensation cost related to nonvested restricted stock awards subject to service vesting conditions. As of December 31, 2023, unrecognized compensation cost was $9,760 for restricted stock units and $6,360 for performance stock units. The weighted-average period over which these costs are expected to be recognized at December 31, 2023 is 1.69 years for the restricted stock units and 2.08 years for the performance stock units. No expense has been recognized for any stock options subject to the performance condition for the years ended December 31, 2023, 2022 and 2021, and no expense has been recognized for any restricted stock awards subject to the performance condition for the years ended December 31, 2023 and 2022, as the performance-based criteria was not achieved nor considered probable of achievement.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Prior to the Company’s IPO, the Company issued restricted stock awards and stock options with performance conditions that were based on the occurrence of a defined liquidity event upon which certain investment funds affiliated with CCMP receive proceeds exceeding defined thresholds. If an exit event occurs that exceeded the defined threshold, then all of these restricted stock awards and stock options of the Company vest 100%, with no potential for partial vesting or excess achievement. If an exit event or events occurs with no further possibility of meeting the defined threshold, then all of the Company’s restricted stock awards and stock options subject to the performance vesting condition will be forfeited. In addition to the defined liquidity event, subsequent to the Company’s IPO, the performance vesting condition can also be achieved if the average closing trading price of the Company’s common stock on the NYSE over any consecutive ten-day trading period equals or exceeds a price that would be equivalent to the achievement of the threshold proceeds to CCMP, a former stockholder. When a liquidity event occurred on March 7, 2023, the investment funds affiliated with CCMP received proceeds that did not exceed the defined thresholds. As a result, all of the Company’s restricted stock awards and stock options subject to the performance condition were forfeited and cancelled. See Note 22 to these consolidated financial statements for further information on the number of restricted stock awards and stock options outstanding subject to performance-based vesting.
22. Earnings per Share:
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
The reconciliation from basic to diluted weighted average shares outstanding is as follows:

	Years ended December 31,
	2023	2022	2021
Weighted average shares outstanding – Basic	118,367,214	133,601,322	136,167,384
Dilutive effect of unvested common shares and restricted stock units with service conditions, performance stock units considered probable of vesting and assumed stock option exercises and conversions	1,120,495	1,486,850	1,541,547
Weighted average shares outstanding – Diluted	119,487,709	135,088,172	137,708,931

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

Basic and diluted income (loss) per share are calculated as follows:

	Years ended December 31,
	2023	2022	2021
Numerator:
Income from continuing operations attributable to Ecovyst Inc.	$71,154	$69,795	$1,794
Income (loss) from discontinued operations attributable to Ecovyst Inc.	—	3,902	(141,743)
Net income (loss) attributable to Ecovyst Inc.	$71,154	$73,697	$(139,949)

Denominator:
Weighted average shares outstanding – Basic	118,367,214	133,601,322	136,167,384
Weighted average shares outstanding – Diluted	119,487,709	135,088,172	137,708,931

Net income (loss) per share:
Basic income per share - continuing operations	$0.60	$0.52	$0.01
Diluted income per share - continuing operations	$0.60	$0.52	$0.01
Basic income (loss) per share - discontinued operations	$—	$0.03	$(1.04)
Diluted income (loss) per share - discontinued operations	$—	$0.03	$(1.03)
Basic income (loss) per share	$0.60	$0.55	$(1.03)
Diluted income (loss) per share	$0.60	$0.55	$(1.02)

The table below presents the details of the Company’s weighted average equity-based awards outstanding during each respective year that were excluded from the calculation of diluted earnings per share:

	Years ended December 31,
	2023	2022	2021
Restricted stock awards with performance only targets not yet achieved	—	539,688	839,432
Stock options with performance only targets not yet achieved	51,526	309,984	373,105
Anti-dilutive restricted stock units and performance stock units	286,729	20,497	6,214
Anti-dilutive stock options	508,623	776,594	244,473

Restricted stock awards and stock options with performance only vesting conditions were not included in the dilution calculation, as the performance targets have not been achieved nor were probable of achievement as of the end of the respective periods. These awards and stock options were canceled on March 7, 2023 (see Note 21 of these consolidated financial statements for further information). Certain stock options to purchase shares of common stock were excluded from the computation of diluted earnings per share for the respective periods because the options’ exercise price was greater than the average market price of the common shares. These stock options and anti-dilutive awards are not included in the dilution calculation, as their inclusion would have the effect of increasing diluted income per share or reducing diluted loss per share.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

23. Commitments and Contingent Liabilities:
Environmental Contingencies
There is a risk of environmental impact in the Company’s manufacturing operations. The Company’s environmental policies and practices are designed to comply with existing laws and regulations and to minimize the possibility of significant environmental impact. The Company is also subject to various other lawsuits and claims with respect to matters such as governmental regulations, labor and other actions arising out of the normal course of business. All claims that are probable and reasonably estimable have been accrued for in the Company’s consolidated financial statements. When these matters are ultimately concluded and determined, the Company believes that there will be no material adverse effect on its consolidated financial position, results of operations or liquidity.
The Company has recorded a reserve of $313 and $306 as of December 31, 2023 and 2022, respectively, to address remaining subsurface remedial and wetlands/marsh management activities at the Company’s Martinez, CA site. Although currently a sulfuric acid regeneration plant, the site originally was operated by Mountain Copper Company (“Mococo”) as a copper smelter. Also, the site sold iron pyrite to various customers and allowed their customers to deposit waste iron pyrite cinder and slag on the site. The property is adjacent to Peyton Slough, where Mococo had a permitted discharge point from its process. In 1997, the San Francisco Bay Regional Water Quality Control Board (“RWQCB”) required characterization and remediation of Peyton Slough for Copper, Zinc and Acidic Soils. Various remediation activities were undertaken and completed, and the site has received final concurrence from the Army Corps with respect to the completed work. The RWQCB has agreed that Ecoservices, has achieved the goals for vegetative cover. The current marsh condition is being sustained by the opening and subsequent closing of the tide gates on a periodic basis. The Company is continuing to indicate to the RWQCB that a plan to involve impacted stakeholders and to work towards development of an alliance for operating, maintaining and funding the tide gates is appropriate. The Company is currently in the process of applying for modified permits for the long-term maintenance of Peyton Slough.
As of December 31, 2023 and 2022, the Company has recorded a reserve of $121 and $102, respectively, for subsurface remediation, including the Soil Vapor Extraction Project, at the Company’s Dominguez, CA site. In the 1980s and 1990s, the EPA and the Los Angeles Regional Water Quality Control Board conducted investigations of the site due to historic chlorinated pesticide and chlorinated solvent use. Soil and groundwater beneath the site were impacted by chlorinated solvents and associated breakdown products, petroleum hydrocarbons, chlorinated pesticides and metals. A Corrective Measures Plan approved in October 2011 requires (1) soil vapor extraction (“SVE”) in affected areas, (2) covering of unpaved areas containing pesticide impacted soil, and (3) annual groundwater monitoring of the perched water-bearing zone. Annual groundwater sampling and soil vapor monitoring indicates that the SVE system has been effective in reducing subsurface contaminant levels. The Company is moving in the direction of rendering the SVE system dormant and potentially closing this matter within the next few years following rebound testing, including the preparation of cleanup goals as requested by the California Department of Toxic Substances Control.
Letters of Credit
At December 31, 2023, the Company had outstanding letters of credit of $4,043. Letters of credit are guarantees of payment to third parties. The Company’s letters of credit are used primarily as collateral for various items, including environmental, energy and insurance payments. The letters of credit are supported by the Company’s ABL facility.

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
Joint Venture Agreement
The Company entered into a joint venture agreement (the “ZI Partnership Agreement”) in 1988 with Shell Catalysts & Technologies, an affiliate of Royal Dutch Shell plc, to form Zeolyst International, a 50/50 joint venture partnership (the “Partnership”). Under the terms of the ZI Partnership Agreement, the Partnership leases certain land used in its Kansas City production facilities from Ecovyst. This lease, which has been recorded as an operating lease, provided for rental payments to the Company of $310, $310 and $310 during the years ended December 31, 2023, 2022 and 2021, respectively. The terms of this lease are evergreen as long as the ZI Partnership Agreement is in place. The Partnership had $236 sales to the Company during the year ended December 31, 2023, while no sales were made to the Company during the years December 31, 2022 and 2021, respectively.
The Partnership purchases certain of its raw materials from the Company and is charged for various manufacturing costs incurred at the Company’s Kansas City production facility. The amount of these costs charged to the Partnership were $20,594, $23,699 and $21,778 for the years ended December 31, 2023, 2022 and 2021, respectively. Certain administrative, marketing, engineering, management-related, and research and development services are provided to the Partnership by the Company. During the years ended December 31, 2023, 2022 and 2021, the Partnership was charged $14,758, $13,908 and $11,406, respectively, for these services. In addition, the Partnership was charged certain product demonstration costs of $1,819, $1,621 and $924 during the years ended December 31, 2023, 2022 and 2021, respectively. These charges to the Partnership are recorded as reductions in either cost of goods sold or selling, general and administrative expenses in the consolidated statements of income, depending on the nature of the expenditures.
As of December 31, 2023 and 2022, the Company had an accounts receivable from the Partnership of $3,164 and $2,636. As of December 31, 2023 and 2022, there were no accounts payable with the Partnership.
Other
From time to time, the Company makes sales to and purchases raw materials from portfolio companies of funds that are affiliated with INEOS Capital Partners. The Company had sales of $3,395, $10,880 and $3,923 to companies affiliated with INEOS Capital Partners during the years ended December 31, 2023, 2022, and December 31, 2021, respectively.
Purchases of raw materials from companies affiliated with INEOS Capital Partners were immaterial for the years ended December 31, 2023, 2022 and 2021.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

25. Supplemental Cash Flow Information:
The following table presents supplemental cash flow information for the Company, which includes activity from both continuing and discontinued operations:

	Years ended December 31,
	2023	2022	2021
Cash paid during the year for:
Income taxes, net of refunds	$22,437	$25,556	$11,843
Interest(1)	42,081	35,370	59,040
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the year end	3,427	4,653	6,116
Non-cash financing activities(2):
Accrued excise tax on share repurchases (Note 7)	638	—	—

(1)Cash paid for interest is shown net of capitalized interest and includes the cash received or paid on the Company’s interest rate cap agreements designated as cash flow hedges for the periods presented. Cash paid for interest also excludes $2,307 of net interest proceeds on swaps designated as net investment hedges for the year ended December 31, 2021, which was included within cash flows from investing activities, discontinued operations in the Company’s consolidated statements of cash flows.
(2)For the supplemental non-cash information on lease liabilities arising from obtaining right-of-use lease assets, see Note 12 to these consolidated financial statements for further information.
26. Subsequent Events:
The Company has evaluated subsequent events since the balance sheet date and determined that there are no additional matters to disclose.

SCHEDULE I
ECOVYST INC. AND SUBSIDIARIES (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME
(in thousands)

	Years ended December 31,
	2023	2022	2021
Stock compensation expense	$16,031	$20,632	$39,523
Equity in net (income) loss from subsidiaries	(87,185)	(94,329)	100,426
Net income (loss)	71,154	73,697	(139,949)
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits	1,120	(2,676)	9,530
Net gain (loss) from hedging activities	(12,126)	24,382	2,914
Foreign currency translation	4,056	(9,922)	(2,248)
Total other comprehensive income	(6,950)	11,784	10,196
Comprehensive income (loss)	$64,204	$85,481	$(129,753)

See accompanying notes to condensed financial statements.

SCHEDULE I
ECOVYST INC. AND SUBSIDIARIES (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Investment in subsidiaries	$705,464	$707,229
Total assets	$705,464	$707,229
LIABILITIES
Total liabilities	$—	$—
STOCKHOLDERS' EQUITY
Common stock (0.01 par); authorized shares 450,000,000; issued shares 140,744,045 and 139,571,272 on December 31, 2023 and 2022, respectively; outstanding shares 116,116,895 and 122,186,238 on December 31, 2023 and 2022, respectively	1,407	1,396
Preferred stock (0.01 par); authorized shares 50,000,000; no shares issued or outstanding on December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	1,102,581	1,091,475
Accumulated deficit	(170,856)	(242,010)
Treasury stock, at cost; shares 24,627,150 and 17,385,034 on December 31, 2023 and 2022, respectively	(226,710)	(149,624)
Accumulated other comprehensive (loss) income	(958)	5,992
Total equity	705,464	707,229
Total liabilities and equity	$705,464	$707,229

See accompanying notes to condensed financial statements.

SCHEDULE I
ECOVYST INC. AND SUBSIDIARIES (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$71,154	$73,697	$(139,949)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income from subsidiaries	(87,185)	(94,329)	100,426
Stock compensation expense	16,031	20,632	39,523
Net cash provided by operating activities	—	—	—
Cash flows from investing activities:
Distribution from subsidiaries	—	—	435,593
Net cash provided by investing activities	—	—	435,593
Cash flows from financing activities:
Dividends paid to stockholders	—	—	(435,593)
Net cash used in financing activities	—	—	(435,593)
Effect of exchange rate changes on cash and cash equivalents	—	—	—
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period of continuing operations	$—	$—	$—

See accompanying notes to condensed financial statements.

SCHEDULE I
ECOVYST INC. AND SUBSIDIARIES (PARENT)
CONDENSED FINANCIAL INFORMATION
NOTES TO CONDENSED SCHEDULE I

1. Description of Ecovyst Inc. and Subsidiaries
Ecovyst Inc. (“Ecovyst” or the “Parent Company”) is a holding company that conducts substantially all of its business operations through its wholly owned subsidiary, Ecovyst Catalyst Technologies LLC. As specified in certain of Ecovyst Catalyst Technologies LLC’s debt agreements, there are restrictions on the ability of Ecovyst Catalyst Technologies LLC to make payments to its stockholder, Ecovyst, on behalf of its equity interests (refer to Note 16 to the Ecovyst consolidated financial statements for further information regarding Ecovyst debt).
2. Basis of Presentation
The accompanying condensed Parent Company financial statements are required in accordance with Rule 4-08(e)(3) of Regulation S-X. These condensed financial statements have been presented on a “parent-only” basis and are not the general-purpose financial statements of Ecovyst. Under a parent-only presentation, the Parent Company’s investment in its consolidated subsidiary is recorded based upon its proportionate share of the subsidiary’s net assets, similar to presenting it under the equity method of accounting. Under the equity method, the investment in subsidiary is stated at cost plus contributions and equity in undistributed income (loss) of the subsidiary, less distributions received since the date of acquisition. These parent-only financial statements should be read in conjunction with Ecovyst’s audited consolidated financial statements and the accompanying notes thereto.
3. Stock-Based Compensation
Refer to Note 21 of the notes to the Ecovyst consolidated financial statements for a description of stock-based compensation.
4. Dividends Paid
On August 4, 2021, Ecovyst’s Board of Directors declared a special cash dividend of $3.20 per share, using the after tax cash proceeds from the sale of the Performance Chemicals business. The dividend was paid on August 23, 2021 to the Company’s stockholders of record at the close of business on August 12, 2021.

Report of Independent Auditors

To the Management Committee of Zeolyst International

Opinion
We have audited the accompanying financial statements of Zeolyst International (the “Partnership”), which comprise the balance sheets as of December 31, 2023 and 2022, and the related statements of operations and accumulated earnings, of changes in partners’ capital and of cash flows for the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “financial statements”).
In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.
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
•Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control. Accordingly, no such opinion is expressed.

•Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.
•Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Partnership's ability to continue as a going concern for a reasonable period of time.
We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control-related matters that we identified during the audit.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 29, 2024

ZEOLYST INTERNATIONAL
STATEMENTS OF OPERATIONS AND ACCUMULATED EARNINGS
(in thousands)

	Years ended December 31,
	2023	2022	2021
Sales	$312,963	$265,060	$262,664
Cost of goods sold	212,513	154,498	161,485
Gross profit	100,450	110,562	101,179
Selling, general and administrative expenses (SG&A)	37,203	38,462	33,965
Other operating (income) expense, net	(217)	(31)	20
Operating income	63,464	72,131	67,194
Interest expense (income), net	(453)	270	144
Other expense (income), net	(497)	510	988
Net income	64,414	71,351	66,062
Accumulated earnings at beginning of year	266,089	264,738	248,676
Dividends paid	(56,000)	(70,000)	(50,000)
Accumulated earnings at end of year	$274,503	$266,089	$264,738

See accompanying notes to financial statements.

ZEOLYST INTERNATIONAL
BALANCE SHEETS
(in thousands)

	December 31, 2023	December 31, 2022
ASSETS
Cash	$8,417	$5,408
Trade receivables, net:
Receivables from third parties	70,562	43,363
Receivables from affiliates	43,260	42,622
Inventories	114,822	137,363
Other current assets	1,783	4,733
Total current assets	238,844	233,489
Property, plant and equipment, net	105,211	115,782
Intangible assets	3,900	4,950
Right-of-use lease asset	5,708	5,831
Other long-term assets	7,083	3,504
Total assets	$360,746	$363,556
LIABILITIES
Trade accounts payable	$9,349	$8,224
Accounts payable to affiliates	12,178	14,206
Operating lease liability—current	109	109
Accrued liabilities	4,078	4,277
Total current liabilities	25,714	26,816
Operating lease liability—noncurrent	5,599	5,721
Revolver	—	10,000
Total liabilities	31,313	42,537
Commitments and contingencies (Note 14)
PARTNERS’ CAPITAL
Contributed capital	54,930	54,930
Accumulated earnings	274,503	266,089
Net partners’ capital	329,433	321,019
Total liabilities and partners' capital	$360,746	$363,556

See accompanying notes to financial statements.

ZEOLYST INTERNATIONAL
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in thousands)

	Contributed capital	Accumulated earnings	Net partners' capital
Ecovyst, Inc.:
Balance, December 31, 2020	$27,465	$124,338	$151,803
Dividends paid		(25,000)	(25,000)
Net income		33,031	33,031
Balance, December 31, 2021	$27,465	$132,369	$159,834
Dividends paid		(35,000)	(35,000)
Net income		35,676	35,676
Balance, December 31, 2022	$27,465	$133,045	$160,510
Dividends paid		(28,000)	(28,000)
Net income		32,207	32,207
Balance, December 31, 2023	$27,465	$137,252	$164,717

Shell Catalysts & Technologies:
Balance, December 31, 2020	$27,465	$124,338	$151,803
Dividends paid		(25,000)	(25,000)
Net income		33,031	33,031
Balance, December 31, 2021	$27,465	$132,369	$159,834
Dividends paid		(35,000)	(35,000)
Net income		35,676	35,676
Balance, December 31, 2022	$27,465	$133,045	$160,510
Dividends paid		(28,000)	(28,000)
Net income		32,207	32,207
Balance, December 31, 2023	$27,465	$137,252	$164,717

Total partners' capital at December 31, 2021	$54,930	$264,738	$319,668
Total partners' capital at December 31, 2022	$54,930	$266,089	$321,019
Total partners' capital at December 31, 2023	$54,930	$274,504	$329,434

See accompanying notes to financial statements.

ZEOLYST INTERNATIONAL
STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$64,414	$71,351	$66,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,282	20,393	18,460
Loss (gain) on sale or disposal of capital assets	79	37	(5)
Amortization of deferred financing fees	33	51	45
Net change in returns allowance	—	37	340
Net change in inventory reserve	1,319	300	(96)
Other	(3,597)	(3,326)	—
Working capital changes that provided (used) cash:
Receivables, including affiliates	(25,010)	(15,675)	(37,238)
Inventories	21,222	(24,764)	(15,229)
Other current assets	90	(747)	(532)
Accounts payable, including affiliates	(1,352)	(6,207)	1,328
Other current liabilities	(198)	(2,571)	3,883
Net cash provided by operating activities	73,282	38,879	37,018

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,273)	(3,122)	(5,054)
Net cash used in investing activities	(4,273)	(3,122)	(5,054)

Cash flows from financing activities:
Draw down of revolver	20,000	46,000	—
Payments on revolver	(30,000)	(36,000)	—
Revolver re-financing payments	—	—	(150)
Payments of cash dividends	(56,000)	(70,000)	(50,000)
Net cash used in financing activities	(66,000)	(60,000)	(50,150)

Net change in cash	3,009	(24,243)	(18,186)
Cash at beginning of period	5,408	29,651	47,837
Cash at end of period	$8,417	$5,408	$29,651

Non-cash investing activity:
Capital expenditures acquired on account but unpaid	$1,518	$1,066	$1,969

See accompanying notes to financial statements.

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

1. Organization:
Zeolyst International is a Kansas general partnership (“Partnership”) by and between Ecovyst Catalyst Technologies LLC (“Ecovyst”) and Shell Catalysts & Technologies (formerly referred to as CRI Zeolites Inc. (“CRI”)), a Royal Dutch Shell affiliate (collectively, the “Partners”) formed pursuant to a Partnership Agreement dated February 1, 1988, as amended (“the Agreement”). Pursuant to a Contribution, Assignment, and Assumption Agreement dated July 29, 2021 (the “Contribution Agreement”) by and between Ecovyst and PQ Corporation (“PQ”), PQ transferred and Ecovyst assumed PQ’s interest in the Partnership and the Agreement.
The percentage interests as of December 31, 2023 and 2022 are as follows:

Ecovyst	50%
Shell Catalysts & Technologies	50%
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
2. Partnership Business:
The Partnership manufactures zeolites and zeolytic catalysts that are used by refiners to capture impurities in the processing of petroleum based feed streams while increasing value. The selectivity and activity of zeolites used for this purpose can improve yields and have a general life cycle of 3-4 years. As a result, a significant portion of the Partnership’s customer base tends to change on an annual basis. A significant percentage of the base materials purchased for the Partnership’s manufacturing process are acquired from related parties. In addition, a significant portion of the Partnership’s sales are transacted through Shell Catalysts & Technologies (“Shell”). The Partnership compensates Shell with a 2% sales commission or royalty fee on specific sales transactions.
3. Summary of Significant Accounting Policies:
These financial statements have been prepared in accordance with generally accepted accounting principles. These financial statements are accounted for on a historical cost basis and do not reflect the results of any purchase accounting adjustments recorded in the Partners’ respective financial statements.
Cash and Cash Equivalents. Cash and cash equivalents include investments with original terms to maturity of 90 days or less from the time of purchase.
Restricted Cash. Restricted cash, which is restricted as to withdrawal or usage, is classified separately from cash and cash equivalents on the Partnership’s balance sheets. The Partnership had no restricted cash balances as of December 31, 2023 and 2022.
Trade Accounts Receivables and Allowance for Doubtful Accounts. Trade accounts receivables are recorded at the invoiced amount and do not bear interest. The Partnership maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Allowances for doubtful accounts are based on historical experience and known factors regarding specific customers. If the financial condition of the Partnership’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.
Inventories. Inventories are stated at the lower of cost or net realizable value, valued on the first-in, first-out (“FIFO”) method. The Partnership establishes reserves for slow-moving and obsolete inventory.

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

Property, Plant and Equipment. Property, plant, and equipment are carried at cost and include expenditures for new facilities and major renewals and betterments. Interest is capitalized on capital projects as applicable. Maintenance, repairs and minor renewals are charged to expense as incurred. When assets are sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the results of operations.
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
Leases. The Partnership has an evergreen land lease agreement with a remaining lease term of 28 years as of December 31, 2023. Accounting Standards Codification Topic 842, Leases (“ASC 842”), does not provide definitive guidance as to determining the length of evergreen leasing arrangements. As such, the Partnership estimated the term of the lease agreement to be commensurate with the estimated useful life of the buildings located on the land that is being leased. Upon adoption of ASC 842 on January 1, 2019, the Partnership assigned a 33 year life to the land lease agreement.
When the Partnership enters into an arrangement, at inception, the Partnership determines if the arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. The Partnership’s lease arrangement only contains lease components. The Partnership’s lease agreement does not contain any material residual value guarantees or material restrictive covenants.
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
Lease expense for the operating lease is recognized on a straight-line basis over the lease term. The amortization expense component of the right-of-use lease asset is included in cost of goods sold and in selling, general and administrative expenses on the accompanying statements of operations and accumulated earnings.
Intangibles and Other Long-term Assets. Other long-term assets primarily include intangible assets, at cost and spare parts. In May 2017, the Partnership made a $6,500 strategic investment for license of materials-based solutions for catalytic and separations processes. In April 2018, the Partnership made a $4,000 strategic investment to buy down royalty obligations related to certain license agreements. The Partnership amortizes these intangible assets over a ten-year period and includes the expense in selling, general and administrative expenses on the accompanying statements of operations and accumulated earnings. These investments are accounted for under the cost method of accounting. The Partnership incurred intangible asset related amortization expense of $1,050 for the years ended December 31, 2023, 2022 and 2021, respectively, related to these investments.

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

Estimated future aggregate amortization expense of intangible assets is as follows:

Year	Amount
2024	$1,050
2025	1,050
2026	1,050
2027	617
2028	133
Thereafter	—
Total estimated future aggregate amortization expense	$3,900

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
The Partnership may recognize revenue from bill-and-hold arrangements initiated by a customer. Under these bill-and-hold arrangements, a customer pays for the goods, but does not take physical possession immediately. The Partnership considers satisfaction of performance obligations when they have finished manufacturing the products based on the agreed upon specifications in accordance with the order. These products are custom made to each customer’s specifications and cannot be made available for use with another customer’s order. Once the goods have been segregated in a designated space in the warehouse and the customer has been invoiced, title to the goods and risk of loss has transferred to the customer. The customers have access to their products to inspect and can take possession of even prior to the scheduled delivery dates.
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
The Partnership currently reserves 2% of the Hydrocracking catalyst sales due to a clause in the contract that allows customers to return up to 5% of the unused products they purchase within 90 days, and based on historical experience. The total sales returns reserve was $1,052 for the years ended December 31, 2023 and 2022, respectively.
Shipping and Handling Costs. The Partnership classifies costs related to shipping and handling of products shipped to customers as cost of goods sold.

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

Research and Development: Research and development costs of $15,388, $15,102 and $13,068 for the years ended December 31, 2023, 2022 and 2021, respectively, were expensed as incurred and reported in selling, general and administrative expenses in the accompanying statements of operations and accumulated earnings. Costs include salaries, contractor fees, building costs, utilities and administrative expenses.
Foreign Exchange Transactions. The functional currency of the Partnership is the U.S. Dollar. The Partnership enters into transactions that are denominated in other currencies. Gains and losses on foreign currency transactions are included in other (income) / expense, net on the accompanying statements of operations and accumulated earnings. Foreign exchange (gain) loss of $(67), $1,049 and $1,551 were recognized for the years ended December 31, 2023, 2022 and 2021, respectively.
Fair Value Measurements. The Partnership’s financial assets and liabilities are reflected in the financial statements at amortized cost which approximates fair market value. Fair value is defined as the price at which an asset could be exchanged in a current transaction between willing market participants. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a market participant, not the amount that would be paid to settle the liability with a creditor. The Partnership’s cash balances approximate fair value due to their short-term maturity.
Use of Estimates. The preparation of the Partnership’s financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Revision of Previously Issued Financial Statements.
During the preparation of the financial statements for the year ended December 31, 2023, the Partnership identified an error in prior period cost of goods sold. Although the Partnership has determined that this error did not have a material impact on its previously issued financial statements, it has revised the accompanying financial statements to correct for this error and to reflect the associated decrease in cost of goods sold of $4.9 million and $3.0 million for the years ended December 31, 2022 and December 31, 2021, respectively. In connection with this revision, the Partnership also corrected other immaterial errors in the prior periods, including certain errors that had previously been adjusted for as out of period corrections in the period identified.
The revisions had no net impact on cash flows from operating, investing or financing activities in the accompanying statements of cash flows. The applicable notes to the accompanying financial statements have also been revised to correct for these errors.
The following table summarizes the effect of the revisions on the affected line items within the accompanying statements of operations and accumulated earnings:

	Year ended December 31, 2022			Year ended December 31, 2021
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Cost of goods sold	159,367	$(4,869)	$154,498	161,593	$(108)	$161,485
Gross profit	105,693	4,869	110,562	101,071	108	101,179
Operating income	67,262	4,869	72,131	67,086	108	67,194
Net income	66,482	4,869	71,351	65,954	108	66,062
Accumulated earnings at beginning of year	262,204	2,534	264,738	246,250	2,426	248,676
Accumulated earnings at end of year	258,686	7,403	266,089	262,204	2,534	264,738

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

The following table summarizes the effect of the revisions on the affected line items within the balance sheets:

	December 31, 2022
	As reported	Adjustment	As revised
ASSETS
Inventories	$138,135	$(772)	$137,363
Total current assets	234,261	(772)	233,489
Total assets	364,328	(772)	363,556
LIABILITIES
Trade accounts payable	16,399	(8,175)	8,224
Total current liabilities	34,991	(8,175)	26,816
Total liabilities	50,712	(8,175)	42,537
PARTNERS’ CAPITAL
Accumulated earnings	258,686	7,403	266,089
Net partners’ capital	313,616	7,403	321,019
Total liabilities and partners' capital	364,328	(772)	363,556
4. Recently Issued Accounting Standards:
In October 2023, the Financial Accounting Standards Board (the “FASB”) issued guidance to amend either presentation or disclosure requirements related to fourteen subtopics in the FASB Accounting Standards Codification, that are currently in the SEC Regulation S-X or Regulation S-K. The new guidance was issued in response to the SEC’s ruling on disclosure simplification. For entities subject to existing SEC disclosure requirements, the effective date of each amendment of the topics will be the date that the SEC removes the related disclosure from Regulation S-X or Regulation S-K. The guidance must be applied prospectively, with no early adoption permitted for entities subject to those existing SEC disclosures. The Partnership is currently evaluating the impact of the new guidance as it pertains to the fourteen subtopics that would impact the business and will apply prospectively once in effect.
In March 2020 and January 2021, the FASB issued guidance to address certain accounting consequences from the anticipated transition from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The new guidance contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and may be elected over time as reference rate reform activities occur. The time period through which the practical expedients provided in the guidance is available was set to expire on December 31, 2022, but was extended through December 31, 2024 by the FASB in December 2022. During the year ended December 31, 2020, the Partnership elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based on matches the index of the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. In March 2023, the Partnership amended the revolving line to replace LIBOR with a secured overnight financing rate (“SOFR”) as the benchmark interest rate. See Note 11 to these accompanying financial statements for further information.

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
Contract Assets and Liabilities
A contract asset is a right to consideration in exchange for goods that the Partnership has transferred to a customer when that right is conditional on something other than the passage of time. A contract liability exists when the Partnership receives consideration in advance of performance obligations. The Partnership has not recorded any contract assets or contract liabilities on its balance sheet as of December 31, 2023 and 2022.
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
Disaggregated Revenue
The following table disaggregates the Partnership’s sales by end use for the years ended December 31, 2023, 2022, and 2021:

	Years ended December 31,
	2023	2022	2021
Clean fuels, emission control & other	$254,066	$206,907	$227,586
Polyethylene, polymers & engineered plastics	58,897	58,153	35,078
Total	$312,963	$265,060	$262,664

6. Accounts Receivable and Allowance for Doubtful Accounts:
The components of accounts receivable are as follows:

	December 31,
	2023	2022
Trade accounts receivable	$114,874	$87,037
Allowance	(1,052)	(1,052)
	$113,822	$85,985

7. Inventories:
Inventories were classified is as follows:

	December 31,
	2023	2022
Finished products and work in process	$106,483	$127,203
Raw materials and containers	8,339	10,160
	$114,822	$137,363

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

8. Property, Plant and Equipment:
A summary of property, plant and equipment, at cost, and related accumulated depreciation is as follows:

	December 31,
	2023	2022
Buildings and improvements	$69,647	$68,580
Machinery and equipment	218,146	213,612
Construction in progress	2,441	3,834
	290,234	286,026
Less: accumulated depreciation	(185,023)	(170,244)
	$105,211	$115,782

Depreciation expense was $15,217, $19,254 and $17,197 for the years ended December 31, 2023, 2022, and 2021, respectively. Disposal of assets reduced PP&E and accumulated depreciation by $521, $1,014, and $192, respectively with $79 loss for the year ended December 31, 2023, and a $37 loss and a $5 gain to earnings for the years ended December 31, 2022 and 2021, respectively.
9. Leases:
Operating lease costs of $310 are included in cost of goods sold on the accompanying statements of operations and accumulated earnings for the years ended December 31, 2023, 2022 and 2021, respectively. Cash payments on operating leases included in operating cash flows was $310 for the years ended December 31, 2023, 2022, and 2021, respectively. The remaining lease term is 28 years with a weighted average discount rate of 3.25%. The current portion of the lease liability is included on the Partnership’s balance sheets in other current liabilities. There was no finance lease costs for the year ended December 31, 2023.
Maturities of lease liabilities as of December 31, 2023 are as follows:

Year	Operating Lease
2024	$310
2025	310
2026	310
2027	310
2028	310
Thereafter	7,130
Total lease payments	8,680
Less: Interest	(2,972)
Total lease liabilities	$5,708

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

10. Accrued Liabilities:
A summary of accrued liabilities is as follows:

	December 31,
	2023	2022
Royalties and license fees	$2,111	$1,597
Commissions	1,212	1,519
Rebates	124	823
Property tax	211	204
Other	420	134
	$4,078	$4,277

11. Revolver:
On March 2, 2016, the Partnership entered into a five-year revolving line of credit facility of $60,000, which carries an initial interest rate of LIBOR or the base rate plus an interest margin of 0.75% per annum. On May 26, 2020, this agreement was amended to extend the term to May 25, 2022. On November 30, 2021, this agreement was amended again to extend the term to November 29, 2026. The interest rate on the facility was LIBOR or the base rate plus an interest margin of 1.00% per annum. On March 13, 2023, the Partnership amended the revolving line to replace LIBOR with SOFR as the benchmark interest rate. Following this amendment, the revolving line of credit facility will bear interest at an adjusted term SOFR rate or the base rate plus an interest margin of 1.00% per annum.
As of December 31, 2023, availability under this agreement was $60,000. A commitment fee is paid to the bank for this agreement.
The revolving credit agreement contains certain restrictions and covenants that require the Partnership to maintain a minimum partners’ equity, as defined, of $200,000 plus 10% of net income, and a minimum EBITDA of $40,000 on a last twelve month basis measured quarterly. The Partnership was in compliance with all covenants during 2023.
Cash payments for interest were approximately $157, $306 and $150 for the years ended December 31, 2023, 2022 and 2021, respectively.
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction. The carrying amount of the revolving line of credit approximates fair value because it is a short term liquidity tool to fund operations, which is drawn down and paid back with cash generated from operations.

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

12. Partners’ Contributions:
In accordance with the Agreement, in the event that cash flow from operations is insufficient to meet the Partnership’s requirements, following a majority vote by the Management Committee of the Partnership to request capital from the partners, the partners will provide additional capital to enable the Partnership to meet its obligations. No such contributions were made during the years ended December 31, 2023, 2022, or 2021 as the Partnership had the ability to finance operations through cash flow from operations and borrowings under the Partnership’s revolving line of credit facility.
13. Income Taxes:
As a partnership, Zeolyst International is not liable for the payment of taxes on income in the U.S. Net income and losses are allocated to the respective partners on an annual basis, and it is the partners’ responsibility to pay income taxes, if any, thereon according to their respective tax positions.
14. Commitments and Contingent Liabilities:
In 1998, the Partnership entered into a ten year tolling agreement (“the Tolling Agreement”) with Shell, a related party, for the manufacture of specialty extruded products. Effective January 2004, the 1998 Tolling Agreement was replaced by a new evergreen ten-year tolling agreement. Both parties can terminate this agreement without cause with twenty-four months’ notice. By letter dated January 19, 2024, Shell provided a notice of termination of the Tolling Agreement effective twenty-four months from the date of such letter. The parties are currently negotiating a possible new agreement to replace the Tolling Agreement. The Partnership pays Shell a daily charge rate based on the actual days of production. This charge is included in cost of goods sold and totaled $28,698, $20,134 and $19,617 for the years ended December 31, 2023, 2022 and 2021, respectively. In addition, for certain capital expenditures, that are beneficial to the Partnership, the parties will mutually agree on future adjustments to the daily charge rates or propose an alternative method of the Partnership’s contribution to those costs.
During 2007, the Partnership entered into a License Agreement with a third party to obtain exclusive licensing rights to use the technology in the manufacturing, using and selling of Powder catalyst and Shaped catalyst. The consideration for the licensing rights includes (1) a down payment of $3,200 payable in six annual installments to acquire the product license, and (2) royalty payments at a rate of 10% of the Powder and Shaped Net Sale price during the royalty period. As of December 31, 2021, the partnership has paid in full the $3,200 down payment. The product license intangible is being amortized over the life of the agreement on a straight-line basis, which is estimated to be 15 years. The royalty period of 10 years began in 2013, immediately after the date on which the Partnership had cumulatively produced the first 250 metric tons of Powder and Shaped catalyst. If at the end of the Royalty Period, the cumulative royalties actually paid by the Partnership is less than $3,000, the Partnership will be obligated to pay the difference between the $3,000 and the actual cumulative royalty amount. The agreement ended in 2022 and the Partnership paid $216 in March 2022. Amortization expense of $89 and $213 was recognized for the years ended December 31, 2022 and 2021, respectively. There were no liabilities recorded related this agreement for the year ended in December 31, 2022.
15. Related Party Transactions:
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

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

Ecovyst
Pursuant to the Contribution Agreement, PQ transferred and Ecovyst assumed PQ’s interest in a Lease Agreement by and between PQ and the Partnership dated February 1, 1988 (the “Lease”) pursuant to which the Partnership leases certain land used in its Kansas City production facilities, and PQ transferred to Ecovyst the land underlying the Partnership’s Kansas City production facility. The Lease, which has been recorded as an operating lease, provided for rental payments of $310 for the years ended December 31, 2023, 2022 and 2021, respectively. The rent expense is included in the cost of goods sold line item in the accompanying statements of operations and accumulated earnings. The term of the Lease continues as long as the Agreement is in effect. The Partnership purchases certain of its raw materials from Ecovyst and is charged for various manufacturing costs incurred at the Ecovyst Kansas City production facility. The amount of these costs charged to the Partnership by Ecovyst during the years ended December 31, 2023, 2022 and 2021 were $20,594, $23,699 and $21,778, respectively. These costs are a component of production costs and are included in the cost of goods sold line item in the accompanying statements of operations and accumulated earnings when the inventory is sold. Certain administrative, marketing, engineering, management-related, and research and development services are provided to the Partnership by Ecovyst. During the years ended December 31, 2023, 2022 and 2021, the Partnership was charged by Ecovyst $14,758, $13,908 and $11,406, respectively, for these services. These amounts are included in the selling, general and administrative line item in the accompanying statements of operations and accumulated earnings. In addition, certain product demonstration costs of $1,819, $1,621 and $924 during the years ended December 31, 2023, 2022 and 2021, respectively, were recorded in the cost of goods sold line of the accompanying statements of operations and accumulated earnings.
The Partnership recognized $236 sales to Ecovyst for the year ended December 31, 2023, while no sales were made to Ecovyst during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2023 and 2022, the accounts payable to affiliates consisted of $3,164 and $2,636 due to Ecovyst. As of December 31, 2023 and 2022, there were no trade receivables due from Ecovyst.
On December 18, 2013, PQ and ZI, entered into a real estate tax abatement agreement with the Unified Government of Wyandotte County and Kansas City, Kansas, assigned by PQ to Ecovyst in 2021, that will utilize an Industrial Revenue Bond financing structure to achieve a 75% real estate tax abatement on the value of the improvements that will be constructed during the expansion of Ecovyst’s and ZI’s facilities at the jointly-operated Kansas City, Kansas plant. During the year ended December 31, 2020, the original IRB financing structure from December 2013 was exhausted. In order to fund future plant expansions, the Partnership entered into an additional IRB financing structure with similar terms and conditions, which also provides for 75% real estate tax abatements on the value of future improvements. The financing obligations and the industrial bonds receivable have been presented net, as the financing obligations and the industrial bonds meet the criteria for right of setoff conditions under GAAP.
Shell Catalysts & Technologies
Shell Catalysts & Technologies include CRI, Criterion, Shell Development Company, Shell Research and Technology Center-Amsterdam, CRI Center Marketing Asia Pacific, Shell International Oil Products, CRI Belgium, CRI Technology Services and Royal Dutch Shell affiliates. As described in Note 2, a significant portion of the Partnership’s sales are transacted through Shell. During the years ended December 31, 2023, 2022 and 2021, the Partnership recognized sales transacted through Shell of $133,618, $108,584 and $78,892, respectively. The Partnership purchases certain of its raw materials and is charged for tolling, customer distribution and packaging costs incurred by Shell. The amount of these costs charged to the Partnership during the years ended December 31, 2023, 2022 and 2021 were $32,282, $23,799 and $24,590, respectively. These costs are a component of production costs and are included in the cost of goods sold line item in the accompanying statements of operations and accumulated earnings when the inventory is sold. Certain engineering, management-related, broker-related, and research and development services are provided to the Partnership by Shell. During the years ended December 31, 2023, 2022 and 2021, the Partnership was charged $20,699, $19,554 and $16,927, respectively, for these services. These amounts are included in the selling, general and administrative line item in the accompanying statements of operations and accumulated earnings.
As of December 31, 2023 and 2022, the accounts payable to affiliates balance consisted of $9,014 and $11,570, respectively, due to Shell. Included in trade accounts receivable as of December 31, 2023 and 2022 was $36,149 and $36,030, respectively, of receivables related to sales transacted through Shell, as described above.

ZEOLYST INTERNATIONAL
NOTES TO FINANCIAL STATEMENTS
(in thousands)

Zeolyst C.V.
Zeolyst C.V. is a limited partnership formed in 1993 pursuant to a joint venture agreement between PQ Zeolites B.V. and Shell for the purpose of the production of Zeolite powders. The Partnership entered into an agreement with Zeolyst C.V. to purchase Zeolite powders manufactured by Zeolyst C.V. Under the terms of the agreement, products manufactured by Zeolyst C.V. are supplied solely to the Partnership. The Partnership has performed a qualitative and quantitative analysis and concluded that for Zeolyst C.V. for which it holds a variable interest but will not absorb a majority of the expected losses or residual returns, the Partnership is not the primary beneficiary and therefore, this VIE was not consolidated in the Partnership’s financial statements. The Partnership has no unfunded commitments or guarantees as a result of its involvement with Zeolyst C.V.
The total carrying value of assets and liabilities for Zeolyst C.V was $114,797 and $11,284 as of December 31, 2023 and was $110,776 and $12,695 as of December 31, 2022, respectively. The Partnership currently does not have any exposure to any losses by Zeolyst C.V. The Partnership has purchased $48,906, $39,027 and $54,366 through the sales agreement during the years ended December 31, 2023, 2022 and 2021, respectively. These costs are a component of production costs and are included in the cost of goods sold line item in the accompanying statements of operations and accumulated earnings when the inventory is sold.
As of December 31, 2023 and 2022, the accounts receivable from affiliates balance consisted of $7,111 and $6,592, respectively, due from Zeolyst C.V. As of December 31, 2023 and 2022, there were no accounts payable due to Zeolyst C.V.
16. Subsequent Events:
The Partnership has evaluated subsequent events from the balance sheet date through February 29, 2024 and determined there are no further items to disclose.