Form 10-Q
period 2024-03-31
Ecovyst Inc.
filed 2024-05-03
CIK 1708035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of April 26, 2024 was 117,005,486.

Ecovyst Inc.

INDEX—FORM 10-Q
March 31, 2024

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended March 31,
	2024	2023
Sales	$160,537	$160,874
Cost of goods sold	121,314	124,381
Gross profit	39,223	36,493
Selling, general and administrative expenses	21,604	21,119
Other operating expense, net	3,666	6,716
Operating income	13,953	8,658
Equity in net (income) from affiliated companies	(2,072)	(223)
Interest expense, net	13,409	9,832
Other expense (income), net	216	(427)
Income (loss) before income taxes	2,400	(524)
Provision for income taxes	1,179	947
Net income (loss)	$1,221	$(1,471)

Net income (loss) per share:
Basic income (loss) per share	$0.01	$(0.01)
Diluted income (loss) per share	$0.01	$(0.01)

Weighted average shares outstanding:
Basic	116,955,043	122,178,867
Diluted	117,451,149	122,178,867
See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended March 31,
	2024	2023
Net income (loss)	$1,221	$(1,471)
Other comprehensive income (loss), net of tax:
Pension and postretirement costs	(6)	(24)
Net gain (loss) from hedging activities	3,864	(7,920)
Foreign currency translation	(1,684)	2,185
Total other comprehensive income (loss)	2,174	(5,759)
Comprehensive income (loss)	$3,395	$(7,230)

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$103,136	$88,365
Accounts receivable, net	78,432	81,314
Inventories, net	52,503	45,115
Derivative assets	13,490	13,419
Prepaid and other current assets	20,968	17,774
Total current assets	268,529	245,987
Investments in affiliated companies	413,171	440,198
Property, plant and equipment, net	572,307	576,904
Goodwill	404,252	404,470
Other intangible assets, net	112,928	116,550
Right-of-use lease assets	25,813	24,281
Other long-term assets	33,813	29,361
Total assets	$1,830,813	$1,837,751
LIABILITIES
Current maturities of long-term debt	$9,000	$9,000
Accounts payable	33,544	40,195
Operating lease liabilities—current	8,207	8,193
Accrued liabilities	56,756	61,693
Total current liabilities	107,507	119,081
Long-term debt, excluding current portion	857,220	858,946
Deferred income taxes	117,234	115,791
Operating lease liabilities—noncurrent	17,446	16,030
Other long-term liabilities	20,050	22,439
Total liabilities	1,119,457	1,132,287
Commitments and contingencies (Note 15)
EQUITY
Common stock ($0.01 par); authorized shares 450,000,000; issued shares 140,872,846 and 140,744,045 on March 31, 2024 and December 31, 2023, respectively; outstanding shares 117,001,446 and 116,116,895 on March 31, 2024 and December 31, 2023, respectively	1,409	1,407
Preferred stock ($0.01 par); authorized shares 50,000,000; no shares issued or outstanding on March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	1,096,965	1,102,581
Accumulated deficit	(169,635)	(170,856)
Treasury stock, at cost; shares 23,871,400 and 24,627,150 on March 31, 2024 and December 31, 2023, respectively	(218,599)	(226,710)
Accumulated other comprehensive income (loss)	1,216	(958)
Total equity	711,356	705,464
Total liabilities and equity	$1,830,813	$1,837,751

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock	Additional paid-in capital	(Accumulated deficit)	Treasury stock, at cost	Accumulated other comprehensive income (loss)	Total
Balance, December 31, 2023	$1,407	$1,102,581	$(170,856)	$(226,710)	$(958)	$705,464
Net income	—	—	1,221	—	—	1,221
Other comprehensive income	—	—	—	—	2,174	2,174
Tax withholdings on equity award vesting	—	—	—	(1,218)	—	(1,218)
Stock compensation expense	—	3,674	—	—	—	3,674
Shares issued under equity incentive plan, net of forfeitures	2	(9,290)	—	9,329	—	41
Balance, March 31, 2024	$1,409	$1,096,965	$(169,635)	$(218,599)	$1,216	$711,356

	Common stock	Additional paid-in capital	(Accumulated deficit)	Treasury stock, at cost	Accumulated other comprehensive income	Total
Balance, December 31, 2022	$1,396	$1,091,475	$(242,010)	$(149,624)	$5,992	$707,229
Net loss	—	—	(1,471)	—	—	(1,471)
Other comprehensive loss	—	—	—	—	(5,759)	(5,759)
Repurchases of common shares	—	—	—	(29,850)	—	(29,850)
Tax withholdings on equity award vesting	—	—	—	(866)	—	(866)
Stock compensation expense	—	4,756	—	—	—	4,756
Shares issued under equity incentive plan, net of forfeitures	10	102	—	—	—	112
Balance, March 31, 2023	$1,406	$1,096,333	$(243,481)	$(180,340)	$233	$674,151

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$1,221	$(1,471)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,415	16,692
Amortization	3,518	3,505
Amortization of deferred financing costs and original issue discount	525	508
Foreign currency exchange loss (gain)	169	(437)
Deferred income tax provision	156	2,790
Net loss on asset disposals	648	1,178
Stock compensation	3,680	4,068
Equity in net income from affiliated companies	(2,072)	(223)
Dividends received from affiliated companies	28,000	—
Other, net	(4,385)	(3,775)
Working capital changes that provided (used) cash:
Receivables	2,797	8,364
Inventories	(7,094)	(1,323)
Prepaids and other current assets	(3,258)	(9,732)
Accounts payable	(3,903)	(1,946)
Accrued liabilities	(1,914)	(14,084)
Net cash provided by operating activities	36,503	4,114

Cash flows from investing activities:
Purchases of property, plant and equipment	(17,372)	(18,698)
Net cash used in investing activities	(17,372)	(18,698)

Cash flows from financing activities:
Repayments of long-term debt	(2,250)	(2,250)
Repurchases of common shares	—	(29,850)
Tax withholdings on equity award vesting	(1,218)	(866)
Repayment of financing obligation	(736)	(701)
Other, net	21	97
Net cash used in financing activities	(4,183)	(33,570)

Effect of exchange rate changes on cash and cash equivalents	(177)	(1,147)
Net change in cash and cash equivalents	14,771	(49,301)
Cash and cash equivalents at beginning of period	88,365	110,920
Cash and cash equivalents at end of period	$103,136	$61,619
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
The Company has two uniquely positioned specialty businesses: Ecoservices provides sulfuric acid recycling to the North American refining industry for the production of alkylate and provides high quality and high strength virgin sulfuric acid for industrial and mining applications. Ecoservices also provides chemical waste handling and treatment services, as well as ex-situ catalyst activation services for the refining and petrochemical industry. Advanced Materials & Catalysts provides finished silica catalysts, catalyst supports and functionalized silicas necessary to produce high performing plastics and to enable sustainable chemistry, and through the Zeolyst Joint Venture, innovates and supplies specialty zeolites used for catalysts that support the production of sustainable fuels, remove nitrogen oxides from diesel engine emissions and that are broadly applied in refining and petrochemical processes.
The Company’s regeneration services product group, which is a part of the Company’s Ecoservices segment, typically experiences seasonal fluctuations as a result of higher demand for gasoline products in the summer months and lower demand in the winter months. These demand fluctuations result in higher sales and working capital requirements in the second and third quarters.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations for interim reporting. In the opinion of management, all adjustments of a normal and recurring nature necessary to state fairly the financial position and results of operations have been included. The results of operations are not necessarily indicative of the expected results for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
2. New Accounting Standards:
Accounting Standards Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance to improve the disclosures related to public business entities reportable segments. This new guidance requires entities to provide information regarding significant segment expenses, especially those segment expenses that are regularly reported to the Company’s chief operating decision maker (the Company’s Chief Executive Officer), or CODM. The guidance also require public entities to disclose the nature, type and amounts of other segment items by reportable segment. Public business entities will also have to report all annual disclosures about segments profits or losses that are required by ASC 280 on an interim basis, including the significant segment expenses and other segment items. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The disclosure will be implemented as required for the fiscal year ended December 31, 2024. The Company is currently evaluating the impact of this guidance.
In December 2023, FASB issued guidance to improve disclosures related to incomes taxes. This new guidance requires public business entities to disaggregate information on the effective tax rate reconciliation and income taxes paid to provide greater transparency. Public business entities will be required to provide additional information in specified categories related to effective tax rate reconciliation in tabular form and provide income taxes paid by jurisdictions, with further disaggregation needed if amounts exceed 5% of the total. The new guidance is effective for fiscal years beginning after December 15, 2024. The disclosure will be implemented as required for the fiscal year ended December 31, 2025. The Company is currently evaluating the impact of this guidance.
In October 2023, FASB issued guidance to amend either presentation or disclosure requirements related to fourteen subtopics in the FASB Accounting Standards Codification, that are currently in the SEC Regulation S-X or Regulation S-K. The new guidance was issued in response to the SEC’s ruling on disclosure simplification. For entities subject to existing SEC disclosure requirements, the effective date of each amendment of the topics will be the date that the SEC removes the related disclosure from Regulation S-X or

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Regulation S-K. The guidance must be applied prospectively, with no early adoption permitted for entities subject to those existing SEC disclosures. The Company is currently evaluating the impact of the new guidance as it pertains to the fourteen subtopics that would impact the business and will apply prospectively once in effect.
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
• Emission control catalysts
• Catalyst supports used in production of sustainable fuels such as renewable diesel
• Catalysts used in production of sustainable aviation fuels
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following tables disaggregate the Company’s sales, by segment and end uses, for the three months ended March 31, 2024 and 2023, respectively:

	Three months ended March 31, 2024
	Ecoservices	Advanced Materials & Catalyst(2)	Total
Clean fuels, emission control & other	$7,389	$—	$7,389
Polyethylene, polymers & engineered plastics	—	18,935	18,935
Regeneration and treatment services(1)	83,319	—	83,319
Industrial, mining & automotive	50,894	—	50,894
Total segment sales	$141,602	$18,935	$160,537

	Three months ended March 31, 2023
	Ecoservices	Advanced Materials & Catalyst(2)	Total
Clean fuels, emission control & other	$4,740	$—	$4,740
Polyethylene, polymers & engineered plastics	—	23,134	23,134
Regeneration and treatment services(1)	88,344	—	88,344
Industrial, mining & automotive	44,656	—	44,656
Total segment sales	$137,740	$23,134	$160,874

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
The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 12)	$22,066	$—	$22,066	$—
Derivative liabilities:
Interest rate caps (Note 12)	$743	$—	$743	$—

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 12)	$19,021	$—	$19,021	$—
Derivative liabilities:
Interest rate caps (Note 12)	$2,496	$—	$2,496	$—

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
As of March 31, 2024, the Company had interest rate caps that were fair valued using Level 2 inputs. In addition, the Company applies a credit valuation adjustment to reflect credit risk which is calculated based on credit default swaps. To the extent that the Company’s net exposure under a specific master agreement is an asset, the Company utilizes the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company utilizes a default swap rate comparable to Ecovyst. The credit valuation adjustment is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the Company’s liabilities or that a market participant would be willing to pay for the Company’s assets.
5. Stockholders' Equity:
Accumulated Other Comprehensive Income (Loss)
The following tables present the tax effects of each component of other comprehensive income (loss) for the three months ended March 31, 2024 and 2023, respectively:

	Three months ended March 31,
	2024			2023
	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit	After-tax amount
Defined benefit and other postretirement plans:
Net loss	$(1)	$—	$(1)	$(1)	$—	$(1)
Net prior service cost	(7)	2	(5)	(31)	8	(23)
Benefit plans, net	(8)	2	(6)	(32)	8	(24)
Net gain (loss) from hedging activities	5,152	(1,288)	3,864	(10,303)	2,383	(7,920)
Foreign currency translation	(1,684)	—	(1,684)	2,185	—	2,185
Other comprehensive income (loss)	$3,460	$(1,286)	$2,174	$(8,150)	$2,391	$(5,759)

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following tables present the changes in accumulated other comprehensive income, net of tax, by component for the three months ended March 31, 2024 and 2023, respectively:

	Defined benefit and other postretirement plans	Net gain (loss) from hedging activities	Foreign currency translation	Total
December 31, 2023	$612	$12,546	$(14,116)	$(958)
Other comprehensive income (loss) before reclassifications	—	7,356	(1,684)	5,672
Amounts reclassified from accumulated other comprehensive loss(1)	(6)	(3,492)	—	(3,498)
Net current period other comprehensive income (loss)	(6)	3,864	(1,684)	2,174
March 31, 2024	$606	$16,410	$(15,800)	$1,216

December 31, 2022	$(508)	$24,672	$(18,172)	$5,992
Other comprehensive income (loss) before reclassifications	(48)	(7,394)	2,185	(5,257)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	24	(526)	—	(502)
Net current period other comprehensive income (loss)	(24)	(7,920)	2,185	(5,759)
March 31, 2023	$(532)	$16,752	$(15,987)	$233

(1)See the following table for details about these reclassifications. Amounts in parentheses indicate debits.
The following table presents the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2024 and 2023, respectively:

Details about Accumulated Other Comprehensive Income Components	Amounts reclassified from Accumulated Other Comprehensive Loss (Income)(1)		Affected line item where Income is presented
	Three months ended March 31,
	2024	2023
Amortization of defined benefit and other postretirement items:
Net loss (gain)	$1	$(1)	Other (expense) income(2)
Net prior service cost (credit)	7	(31)	Other (expense) income(2)
	8	(32)	Total before tax
	(2)	8	Tax (expense) benefit
	$6	$(24)	Net of tax

Gains and losses on cash flow hedges:
Interest rate caps	$4,656	$698	Interest income
	(1,164)	(172)	Tax expense
	$3,492	$526	Net of tax

Total reclassifications for the period	$3,498	$502	Net of tax

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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Treasury Stock Repurchases
2022 Stock Repurchase Program
On April 27, 2022, the Board approved a stock repurchase program that authorized the Company to purchase up to $450,000 of the Company’s common stock over the four-year period from the date of approval. Under the plan, the Company is permitted to repurchase shares from time to time for cash in open market transactions or in privately negotiated transactions with an equity sponsor in accordance with applicable federal securities laws, with the Company determining the timing and the amount of any repurchases based on its evaluation of market conditions, share price and other factors.
During the three months ended March 31, 2024, the Company did not repurchase any of its common stock pursuant to the stock repurchase program. As of March 31, 2024, $234,592 was available for share repurchases under the program.
During the three months ended March 31, 2023, in connection with a secondary offering of the Company’s common stock by an equity sponsor in March 2023, the Company repurchased 3,000,000 shares of its common stock sold in the offering from underwriters at a price of $9.95 per share concurrently with the closing of the offering, for a total of $29,850, excluding brokerage commissions and accrued excise tax.
Tax Withholdings on Equity Award Vesting
In connection with the vesting of restricted stock awards (“RSA” or “RSAs”), restricted stock units (“RSU” or “RSUs”) and performance stock units (“PSU” or “PSUs”), shares of common stock may be delivered to the Company by employees to satisfy withholding tax obligations at the instruction of the employee award holders. These transactions, when they occur, are accounted for as stock repurchases by the Company, with the shares returned to treasury stock at a cost representing the payment by the Company of the tax obligations on behalf of the employees in lieu of shares for the vesting unit. There were 128,801 and 95,269 shares delivered to the Company to cover tax payments for the three months ended March 31, 2024 and 2023, respectively and the fair value of those shares withheld were $1,218 and $866 for the three months ended March 31, 2024 and 2023, respectively.
6. Goodwill:
The change in the carrying amount of goodwill for the three months ended March 31, 2024 is summarized as follows:

	Ecoservices	Advanced Materials & Catalysts	Total
Balance as of December 31, 2023	$326,589	$77,881	$404,470
Foreign exchange impact	—	(218)	(218)
Balance as of March 31, 2024	$326,589	$77,663	$404,252

7. Other Operating Expense, Net:
A summary of other operating expense, net is as follows:

	Three months ended March 31,
	2024	2023
Amortization expense	$2,645	$2,637
Transaction and other related costs	58	1,434
Restructuring, integration and business optimization costs	226	1,023
Net loss on asset disposals	648	1,178
Other, net	89	444
	$3,666	$6,716

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
8. Inventories, Net:
Inventories, net are classified and valued as follows:

	March 31, 2024	December 31, 2023
Finished products and work in process	$48,001	$41,658
Raw materials	4,502	3,457
	$52,503	$45,115
Valued at lower of cost or market:
LIFO basis	$30,642	$24,815
Valued at lower of cost and net realizable value:
FIFO or average cost basis	21,861	20,300
	$52,503	$45,115

9. Investments in Affiliated Companies:
The Company accounts for investments in affiliated companies under the equity method. Affiliated companies accounted for on the equity basis as of March 31, 2024 are as follows:

Company	Country	Percent ownership
Zeolyst International	USA	50%
Zeolyst C.V.	Netherlands	50%
Following is summarized information of the combined investments(1):

	Three months ended March 31,
	2024	2023
Sales	$56,860	$55,897
Gross profit	17,177	10,110
Operating income	6,844	2,399
Net income	7,345	3,647

(1)Summarized information of the combined investments is presented at 100%; the Company’s share of the net assets and net income of affiliates is calculated based on the percent ownership specified in the table above.
The Company’s investments in affiliated companies balance as of March 31, 2024 and December 31, 2023 includes net purchase accounting fair value adjustments of $223,014 and $224,614, respectively, related to a prior business combination, consisting primarily of goodwill and intangible assets such as customer relationships, technical know-how and trade names. Consolidated equity in net income from affiliates is net of $1,601 of amortization expense related to purchase accounting fair value adjustments for the three months ended March 31, 2024 and 2023, respectively.
The Company had receivables due from affiliates of $3,136 and $3,231 as of March 31, 2024 and December 31, 2023, respectively, which are included in prepaid and other current assets. The Company had no payables from affiliates as of March 31, 2024 and $1,351 as of December 31, 2023, which is included in accrued liabilities. Receivables and payables due from affiliates are generally non-trade.
There were no sales to affiliates for the three months ended March 31, 2024 and $1,700 for the three months ended March 31, 2023, respectively. There were no purchases from affiliates for the three months ended March 31, 2024 and immaterial for the three months ended March 31, 2023, respectively.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
10. Property, Plant and Equipment:
A summary of property, plant and equipment, at cost, and related accumulated depreciation is as follows:

	March 31, 2024	December 31, 2023
Land	$96,804	$96,833
Buildings and improvements	85,761	84,860
Machinery and equipment	825,370	820,509
Construction in progress	48,936	42,000
	1,056,871	1,044,202
Less: accumulated depreciation	(484,564)	(467,298)
	$572,307	$576,904

Depreciation expense was $18,415 and $16,692 for the three months ended March 31, 2024 and 2023, respectively.
11. Long-term Debt:
The summary of long-term debt is as follows:

	March 31, 2024	December 31, 2023
Senior Secured Term Loan Facility due June 2028 (the “2021 Term Loan Facility”)	$875,250	$877,500
ABL Facility	—	—
Total debt	875,250	877,500
Original issue discount	(5,831)	(6,162)
Deferred financing costs	(3,199)	(3,392)
Total debt, net of original issue discount and deferred financing costs	866,220	867,946
Less: current portion	(9,000)	(9,000)
Total long-term debt, excluding current portion	$857,220	$858,946

The 2021 Term Loan Facility bears interest at an adjusted term Secured Overnight Financing Rate (“SOFR”) (with a 0.50% minimum floor and a credit spread adjustment of 10 basis points) plus 2.75% per annum (or, depending on the borrower’s first lien net leverage ratio, 2.50%). The interest rate on the 2021 Term Loan Facility was 7.91% as of March 31, 2024.
The borrowings under the senior secured asset-based lending revolving credit facility (“ABL Facility”) bears interest at a rate equal to an adjusted term SOFR, which includes a credit spread adjustment of 10 basis points or the base rate plus a margin of between 1.25% to 1.75% or 0.25% to 0.75%, respectively. The interest rate on the ABL Facility was 8.75% as of March 31, 2024.
Fair Value of Debt
The fair value of a financial instrument is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of March 31, 2024 and December 31, 2023, the fair value of the 2021 Term Loan Facility was $873,062 and $876,403, respectively. The fair value is classified as Level 2 based upon the fair value hierarchy (see Note 4 to these condensed consolidated financial statements for further information on fair value measurements).

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
The following table provides a summary of the Company’s interest rate cap agreements:

Financial instrument	Number of instruments	In effect as of March 31, 2024	Current notional amount of instruments in effect	Annuitized premium of instruments in effect
Interest rate cap	4	3	$650,000	$24,817

The current notional amounts of the three interest rate cap agreements in effect at March 31, 2024 are $250,000, $250,000 and $150,000. The Company entered into a $250,000 interest rate cap to mitigate interest rate volatility from August 2022 to October 2024, a $250,000 interest rate cap agreement to mitigate interest rate volatility from September 2023 to October 2025 and a $150,000 interest rate cap agreement to mitigate interest rate volatility from August 2023 to July 2024. The $150,000 interest rate cap agreement will increase to $175,000 to mitigate interest rate volatility from August 2024 to July 2026. The cap rate in effect at March 31, 2024 for all agreements in effect was 1.00%.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The fair values of derivative instruments held as of March 31, 2024 and December 31, 2023, respectively are shown below:

	Balance sheet location	March 31, 2024	December 31, 2023
Derivative assets
Derivatives designated as cash flow hedges:
Interest rate caps	Prepaid and other current assets	$13,490	$13,419
Interest rate caps	Other long-term assets	8,576	5,602
Total derivative assets		$22,066	$19,021

Derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate caps	Other long-term liabilities	$743	$2,496
Total derivative liabilities		$743	$2,496

The following table shows the effect of the Company’s derivative instruments designated as cash flow hedges on AOCI for the three months ended March 31, 2024 and 2023, respectively:

		Three months ended March 31,
		2024		2023
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$9,808	$(4,656)	$(9,605)	$698

The following table shows the effect of the Company’s cash flow hedge accounting on the condensed consolidated statements of income for the three months ended March 31, 2024 and 2023, respectively:

	Location and amount of gain (loss) recognized in income on cash flow hedging relationships
	Three months ended March 31,
	2024	2023
Total amounts of income and expense line items presented in the statement of income in which the effects of cash flow hedges are recorded in interest (expense) income	$(13,409)	$(9,832)
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of loss reclassified from AOCI into income	4,656	698
The amount of unrealized losses in AOCI related to the Company’s cash flow hedges that is expected to be reclassified to the condensed consolidated statement of income over the next twelve months is $9,199 as of March 31, 2024.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
13. Income Taxes:
The effective income tax rate for the three months ended March 31, 2024 was 49.1%, compared to (180.7)% for the three months ended March 31, 2023. The Company’s effective income tax rate for the three months ended March 31, 2024 was different from the effective tax rate for the three months ended March 31, 2023 primarily due to a stock compensation shortfall recognized discretely in the respective quarters with lower profits before tax in the prior year.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended March 31, 2024 was mainly due to state and local taxes, a discrete shortfall tax expense related to stock compensation and a discrete tax expense associated with the recording of accrued penalties and interest on historical uncertain tax positions.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended March 31, 2023 was mainly due to state and local taxes, a discrete shortfall tax expense related to stock compensation and a discrete tax expense associated with the recording of accrued penalties and interest on historical uncertain tax positions.
14. Benefit Plans:
The following tables present the components of net periodic expense (benefit) for the Company-sponsored defined benefit pension and postretirement plans, which cover certain employees and retirees located in the U.S.
Defined Benefit Pension Plans

	Three months ended March 31,
	2024	2023
Interest cost	$808	$871
Expected return on plan assets	(827)	(837)
Net periodic (benefit) expense	$(19)	$34

Other Postretirement Benefit Plan

	Three months ended March 31,
	2024	2023
Interest cost	$6	$6
Amortization of prior service credit	(7)	(31)
Amortization of net gain	(1)	(1)
Net periodic benefit	$(2)	$(26)

All components of net periodic (benefit) expense other than service cost are presented within other expense (income), net in the Company’s condensed consolidated statements of income.
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
Joint Venture Agreement
The Company entered into a joint venture agreement (the “ZI Partnership Agreement”) in 1988 with Shell Catalysts & Technologies, an affiliate of Royal Dutch Shell plc, to form Zeolyst International, a 50/50 joint venture partnership (the “Partnership”). Under the terms of the ZI Partnership Agreement, the Partnership leases certain land used in its Kansas City production facilities from Ecovyst. This lease, which has been recorded as an operating lease, provided for rental payments to the Company of $77 for the three months ended March 31, 2024 and 2023, respectively. The terms of this lease are evergreen as long as the ZI Partnership Agreement is in place. The Partnership had no sales to the Company for the three months ended March 31, 2024 and 2023, respectively.
The Partnership purchases certain of its raw materials from the Company and is charged for various manufacturing costs incurred at the Company’s Kansas City production facility. The amount of these costs charged to the Partnership were $4,034 and $5,841 for the three months ended March 31, 2024 and 2023, respectively. Certain administrative, marketing, engineering, management-related, and research and development services are provided to the Partnership by the Company. The Partnership was charged $4,300 and $3,634 for the three months ended March 31, 2024 and 2023, respectively, for these services. In addition, the Partnership was charged certain product demonstration costs of $357 and $500 for the three months ended March 31, 2024 and 2023, respectively. These charges to the Partnership are recorded as reductions in either cost of goods sold or selling, general and administrative expenses in the consolidated statements of income, depending on the nature of the expenditures.
The Company had an accounts receivable from the Partnership of $3,115 and $3,164 as of March 31, 2024 and December 31, 2023, respectively. There were no accounts payable with the Partnership as of March 31, 2024 and December 31, 2023, respectively.
Other
From time to time, the Company makes sales to and purchases raw materials from portfolio companies of funds that are affiliated with INEOS Capital Partners. The Company had sales of $1,249 and $595 to companies affiliated with INEOS Capital Partners for the three months ended March 31, 2024 and 2023, respectively.
There were no purchases of raw materials from companies affiliated with INEOS Capital Partners for the three months ended March 31, 2024 and immaterial for the three months ended March 31, 2023.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
17. Reportable Segments:
Summarized financial information for the Company’s reportable segments is shown in the following table:

	Three months ended March 31,
	2024	2023
Sales:
Ecoservices	$141,602	$137,740
Advanced Materials & Catalysts(1)	18,935	23,134
Total	$160,537	$160,874

Adjusted EBITDA:(2)
Ecoservices	$41,494	$36,787
Advanced Materials & Catalysts(3)	11,129	12,989
Adjusted EBITDA from reportable segments	$52,623	$49,776

(1)Excludes the Company’s proportionate share of sales from the Zeolyst Joint Venture accounted for using the equity method (see Note 9 to these condensed consolidated financial statements for further information). The proportionate share of sales excluded is $23,481 and $22,074 for the three months ended March 31, 2024 and 2023, respectively.
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
(3)The Adjusted EBITDA for the Company’s Advanced Materials & Catalysts segment includes the Company’s 50% portion of the Adjusted EBITDA from the Zeolyst Joint Venture. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $6,927 for the three months ended March 31, 2024, which includes $2,072 of equity in net income plus $1,601 of amortization of investment in affiliate step-up and $3,254 of joint venture depreciation, amortization and interest.
The Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $5,436 for the three months ended March 31, 2023, which includes $226 of equity in net income plus $1,601 of amortization of investment in affiliate step-up and $3,609 of joint venture depreciation, amortization and interest.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
A reconciliation of income (loss) before income taxes to Adjusted EBITDA is as follows:

	Three months ended March 31,
	2024	2023
Reconciliation of income (loss) before income taxes to Adjusted EBITDA from reportable segments
Income (loss) before income taxes	$2,400	$(524)
Interest expense, net	13,409	9,832
Depreciation and amortization	21,933	20,197
Unallocated corporate expenses	7,081	6,926
Joint venture depreciation, amortization and interest	3,254	3,609
Amortization of investment in affiliate step-up	1,601	1,601
Net loss on asset disposals	648	1,178
Foreign exchange loss (gain)	178	(738)
LIFO (benefit) expense	(1,124)	1,399
Transaction and other related costs	58	1,434
Equity-based compensation	3,680	4,068
Restructuring, integration and business optimization expenses	226	1,023
Other	(721)	(229)
Adjusted EBITDA from reportable segments	$52,623	$49,776

18. Stock-Based Compensation:
The Company has an equity incentive plan under which it grants common stock awards to employees, directors and affiliates of the Company. At March 31, 2024, 7,994,600 shares of common stock were available for issuance under the plan. The Company historically has settled these awards through the issuance of new shares.
RSU
During the three months ended March 31, 2024, the Company granted 1,108,063 RSUs under its equity incentive plan. Each RSU provides the recipient with the right to receive a share of common stock subject to graded vesting terms based on service, which for the awards granted during the three months ended March 31, 2024, generally requires approximately one year of service for members of the Company’s board of directors and approximately three years of service for employees. The value of the RSUs granted during the three months ended March 31, 2024 was based on the average of the high and low trading prices of the Company’s common stock on the NYSE on the preceding trading day, in accordance with the Company’s policy for valuing such awards. Compensation expense related to the RSUs is recognized on a straight-line basis over the respective vesting period.
PSU
2024 Grants
During the three months ended March 31, 2024, the Company granted 535,629 PSUs (at target) under its equity incentive plan. The PSUs granted during the three months ended March 31, 2024 provide the recipients with the right to receive shares of common stock dependent on 50% of a Company-specific financial performance target and 50% on the relative increase in the total shareholder return (“TSR”) goal (“the Performance measures”). The Performance measures are measured independently of each other, but achievement of both metrics is measured on the same three-year performance period from January 1, 2024 through December 31, 2026 (“Performance period”). Depending on the Company’s performance relative to the Performance measures, each PSU award recipient is eligible to receive a percentage of the target number of shares granted to the recipient, ranging from 50% to 200%. The PSUs, to the extent earned, will vest on the date the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) certifies the achievement of the Performance measures for the Performance period, which will occur subsequent to the end of the Performance period and after the Company files its annual consolidated financial statements for the year ending December 31, 2026.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Achievement of the Company-specific financial performance target is measured based on the actual three-year cumulative results across the Performance period. The TSR goal is based on the Company’s actual TSR performance against companies in the S&P 1500 Specialty Chemicals Index over the Performance period. The TSR goal, which determines how much of the 50% of the PSUs granted during 2024 may be earned, is considered a market condition as opposed to a vesting condition. Because a market condition is not considered a vesting condition, it is reflected in the grant date fair value of the award and the associated compensation cost based on the fair value of the award is recognized over the Performance period, regardless of whether the Company actually achieves the market condition or the level of achievement, as long as service is provided by the recipient.
The Company used a Monte Carlo simulation to estimate the $11.64 weighted average fair value of the awards granted subject to the TSR goal during the three months ended March 31, 2024, with the following weighted average assumptions:

Expected dividend yield	—%
Risk-free interest rate	4.09%
Expected volatility	39.45%
Expected term (in years)	2.95

2021 Grants
In February 2024, the Compensation Committee certified the achievement of the performance metrics for the three-year period ended December 31, 2023, related to the PSUs granted during the year ended December 31, 2021. The PSUs granted during the year ended December 31, 2021 provide the recipients with the right to receive shares of common stock dependent on the achievement of a TSR goal, and are generally subject to the provision of service through the vesting date of the award. The TSR goal was based on the Company’s actual TSR percentage increase over the performance period. The awards vested during the three months ended March 31, 2024 with no percentage of the TSR goal earned.
Award Activity
The following table summarizes the activity for the Company’s RSUs and PSUs for the three months ended March 31, 2024:

	Restricted Stock Units		Performance Stock Units
	Number of units	Weighted average grant date fair value (per share)	Number of units		Weighted average grant date fair value (per share)
Nonvested as of December 31, 2023	1,962,828	$10.55	959,217	(1)	$11.84
Granted	1,108,063	$8.82	535,629		$10.23
Vested	(996,148)	$10.36	—		$—
Forfeited	(19,197)	$11.10	(126,497)		$12.99
Nonvested as of March 31, 2024	2,055,546	$9.35	1,368,349	(1)	$11.10

(1)Based on target.
During the three months ended March 31, 2024, the Company also granted 4,540 of RSAs with a weighted average grant date fair value of $8.81 per share that immediately vested. Cash proceeds received by the Company from the exercise of stock options were not material for the three months ended March 31, 2024.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Stock-Based Compensation Expense
For the three months ended March 31, 2024 and 2023, stock-based compensation expense for the Company was $3,680 and $4,068, respectively. The associated income tax benefit based on the applicable statutory rate recognized in the condensed consolidated statements of income for the three months ended March 31, 2024 and 2023 was $902 and $973, respectively.
As of March 31, 2024, unrecognized compensation cost was $16,857 for RSUs and $10,670 for PSUs, and the weighted-average period over which these costs are expected to be recognized at March 31, 2024 was 2.01 years for the RSUs and 2.36 years for the PSUs.
19. Earnings per Share:
Basic earnings per share is calculated as income available to common stockholders, divided by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding during the period for the computation of basic earnings per share excludes RSAs that have legally been issued but are nonvested during the period, as the sale of these shares is prohibited pending satisfaction of certain vesting conditions by the award recipients in order to earn the rights to the shares.
Diluted earnings per share is calculated as income available to common stockholders, divided by the weighted average number of common and potential common shares outstanding during the period, if dilutive. Potential common shares reflect (1) unvested RSAs and RSUs with service vesting conditions, (2) PSUs with vesting conditions considered probable of achievement and (3) options to purchase common stock, all of which have been included in the diluted earnings per share calculation using the treasury stock method.
The reconciliation from basic to diluted weighted average shares outstanding is as follows:

	Three months ended March 31,
	2024	2023
Weighted average shares outstanding – Basic	116,955,043	122,178,867
Dilutive effect of unvested common shares and RSUs with service conditions, PSUs considered probable of vesting and assumed stock option exercises and conversions	496,106	—
Weighted average shares outstanding – Diluted	117,451,149	122,178,867

Basic and diluted income per share are calculated as follows:

	Three months ended March 31,
	2024	2023
Numerator:
Net income (loss)	$1,221	$(1,471)

Denominator:
Weighted average shares outstanding – Basic	116,955,043	122,178,867
Weighted average shares outstanding – Diluted	117,451,149	122,178,867

Net income (loss) per share:
Basic income (loss) per share	$0.01	$(0.01)
Diluted income (loss) per share	$0.01	$(0.01)

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The table below presents the details of the Company’s weighted average equity-based awards outstanding during each respective period that were excluded from the calculation of diluted earnings per share:

	Three months ended March 31,
	2024	2023
RSAs with performance only targets not achieved	—	200,096
Stock options with performance only targets not achieved	—	208,968
Anti-dilutive RSUs and PSUs(1)	558,989	432,308
Anti-dilutive stock options(1)	367,100	695,777

(1)Does not include 1,044,098 of RSUs and PSUs, and 352,771 of stock options, for the three months ended March 31, 2023 due to the net loss attributable to Ecovyst Inc. for the period.
RSAs and stock options with performance only vesting conditions were not included in the dilution calculation, as the performance targets have not been achieved nor were probable of achievement as of the end of the respective periods. These awards and stock options were canceled on March 7, 2023 (see Note 18 to these condensed consolidated financial statements for additional information). Certain stock options to purchase shares of common stock were excluded from the computation of diluted earnings per share for the respective periods because the options’ exercise price was greater than the average market price of the common shares. These stock options and anti-dilutive awards are not included in the dilution calculation, as their inclusion would have the effect of increasing diluted income per share or reducing diluted loss per share.
20. Supplemental Cash Flow Information:
The following table presents supplemental cash flow information for the Company:

	Three months ended March 31,
	2024	2023
Cash paid during the period for:
Income taxes, net of refunds	$3,608	$136
Interest(1)	12,569	15,185
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the period end	713	650
Right-of-use assets obtained in exchange for new lease liabilities (non-cash):
Operating leases	2,131	1,621

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
Forward-looking Statements
This periodic report on Form 10-Q (“Form 10-Q”) includes “forward-looking statements” that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should” and similar expressions are intended to identify these forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. Examples of forward-looking statements include, but are not limited to, statements we make regarding demand trends, economic effects on our operations and financial results and our liquidity, potential strategic acquisitions or divestitures, the repurchasing, refinancing, or repricing of our debt, and our belief that our current level of operations, cash and cash equivalents, cash flow from operations and borrowings under our credit facilities and other lines of credit will provide us adequate cash to fund working capital requirements, capital expenditure projects, debt service requirements and other requirements for our business for at least the next twelve months.
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
•disruption, failure or cyber security breaches affecting or targeting computers and infrastructure used by us or our business partners may adversely impact our business and operations; and
•other factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report on Form 10-K”).
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
Advanced Materials & Catalysts: We are a global supplier of finished silica catalyst, catalyst supports and functionalized silicas necessary to produce high performing plastics and to enable sustainable chemistry. This segment includes our 50% interest in the Zeolyst Joint Venture, where we are a leading global supplier of specialty zeolites used in catalysts that supports the production of sustainable fuels, remove nitrogen oxides from diesel engine emissions and that are broadly applied in refining and petrochemical processes.
Stock Repurchase Program
On April 27, 2022, the Board approved a stock repurchase program that authorized the Company to purchase up to $450.0 million of the Company’s common stock over the four-year period from the date of approval. For the three months ended March 31, 2024, the Company did not repurchase any of its common stock pursuant to the stock repurchase program. As of March 31, 2024, $234.6 million was available for share repurchases under the program.
For the three months ended March 31, 2023, in connection with a secondary offering of the Company’s common stock by an equity sponsor in March 2023, the Company repurchased 3,000,000 shares of its common stock in the offering from underwriters at price of $9.95 per share concurrently with the close of the offering, for a total of $29.9 million.

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
Key Factors and Trends Affecting Operating Results and Financial Condition
Sales
Overall, our Ecoservices and Advanced Materials & Catalysts segments continued to benefit from positive demand trends for our products and services in the industries we serve. Strong domestic and export demand for refined products continued to support high refinery utilization rates, while more stringent gasoline standards and growing demand for premium gasoline to power higher-compression and turbo-charged engines continued to drive demand for alkylate and for our regeneration services. In addition, demand for virgin sulfuric acid across a wide range of industrial applications remained favorable.
Sales in our Ecoservices and Advanced Materials & Catalysts segments are made on both a purchase order basis and pursuant to long-term contracts.
Our Advanced Materials & Catalysts segment may experience demand fluctuations based upon the timing of some of our customer’s fixed bed catalyst replacements.
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
Foreign Currency
As a global business, we are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. We operate in various geographies with approximately 5% of our sales for the three months ended March 31, 2024 and approximately 6% for the year ended December 31, 2023 in currencies other than the U.S. dollar. Because our consolidated financial results are reported in U.S. dollars, sales or earnings generated in currencies other than the U.S. dollar can result in a significant increase or decrease in the amount of those sales and earnings when translated to U.S. dollars. The foreign currency to which we have the most significant exchange rate exposure is the British pound.

Results of Operations
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Highlights
The following is a summary of our financial performance for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Sales
•Sales decreased $0.4 million to $160.5 million. The decrease in sales was primarily due to lower average selling price as a result of the pass-through of lower costs, partially offset by higher sales volume.
Gross Profit
•Gross profit increased $2.7 million to $39.2 million. The increase in gross profit was primarily due to lower variable costs and higher sales volume.
Operating Income
•Operating income increased by $5.2 million to $13.9 million. The increase in operating income was due to an increase in gross profit and lower other operating expenses.
Equity in Net Income of Affiliated Companies
•Equity in net income of affiliated companies for the three months ended March 31, 2024 was $2.1 million, compared to $0.2 million for the three months ended March 31, 2023. The increase of $1.9 million was due to higher earnings from the Zeolyst Joint Venture during the three months ended March 31, 2024.

The following is our unaudited condensed consolidated statements of income and a summary of financial results for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,		Change
	2024	2023	$	%
	(in millions, except percentages)
Sales	$160.5	$160.9	$(0.4)	(0.2)%
Cost of goods sold	121.3	124.4	(3.1)	(2.5)%
Gross profit	39.2	36.5	2.7	7.4%
Gross profit margin	24.4%	22.7%
Selling, general and administrative expenses	21.6	21.1	0.5	2.4%
Other operating expense, net	3.7	6.7	(3.0)	(44.8)%
Operating income	13.9	8.7	5.2	59.8%
Operating income margin	8.7%	5.4%
Equity in net (income) from affiliated companies	(2.1)	(0.2)	(1.9)	NM
Interest expense, net	13.4	9.9	3.5	35.4%
Other expense (income), net	0.2	(0.4)	0.6	150.0%
Income (loss) before income taxes	2.4	(0.6)	3.0	500.0%
Provision for income taxes	1.2	0.9	0.3	33.3%
Effective tax rate	49.1%	(180.7)%
Net income (loss)	$1.2	$(1.5)	$2.7	180.0%

Sales

	Three months ended March 31,		Change
	2024	2023	$	%
	(in millions, except percentages)
Sales:
Ecoservices	$141.6	$137.8	$3.8	2.8%
Advanced Materials & Catalysts	18.9	23.1	(4.2)	(18.2)%
Total sales	$160.5	$160.9	$(0.4)	(0.2)%

Ecoservices: Sales in Ecoservices for the three months ended March 31, 2024 were $141.6 million, an increase of $3.8 million, or 2.8%, compared to sales of $137.8 million for the three months ended March 31, 2023. The increase in sales reflects higher sales volume of $20.1 million, partially offset by lower average selling pricing of $16.3 million, before adjusting for the impact of the pass-through of lower sulfur costs of approximately $5 million.
Sales volume was higher primarily due to increased virgin sulfuric acid and regeneration services sales for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 which had the adverse impact of Winter Storm Elliott and extended maintenance turnaround activity at our facilities, as well as strong demand for regeneration services in the gulf coast. Average selling price was lower primarily due to the pass-through of lower costs, including sulfur, natural gas, electricity and other variable costs.
Advanced Materials & Catalysts: Sales in Advanced Materials & Catalysts for the three months ended March 31, 2024 were $18.9 million, a decrease of $4.2 million, or 18.2%, compared to sales of $23.1 million for the three months ended March 31, 2023. The decrease in sales was primarily due to lower sales volume of advanced silicas used for the production of polyethylene, whereas sales of finished catalysts used to produce polyethylene increased compared to the three months ended March 31, 2023 on improved demand in the U.S. and China. Sales of polyethylene catalyst supports decreased, largely due to customer order timing and limited destocking.
Gross Profit
Gross profit for the three months ended March 31, 2024 was $39.2 million, an increase of $2.7 million, or 7.4%, compared to $36.5 million for the three months ended March 31, 2023. The increase in gross profit is primarily driven by higher sales volume of $3.5 million as well as favorable manufacturing costs of $10.6 million, partially offset by lower average selling prices of $11.4 million, exclusive of the $5 million pass-through of sulfur costs.
The favorable manufacturing costs were primarily driven by lower variable costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2024 were $21.6 million, an increase of $0.5 million, as compared to $21.1 million for the three months ended March 31, 2023. The increase in selling, general and administrative expenses was mainly due to an increase in other compensation-related expenses of $2.0 million, partially offset by a decrease in professional fees of $0.5 million and other expenses of $0.8 million.
Other Operating Expense, Net
Other operating expense, net for the three months ended March 31, 2024 was $3.7 million, a decrease of $3.0 million, compared to $6.7 million for the three months ended March 31, 2023. The decrease in other operating expense, net was mainly driven by a decrease of $1.4 million in transaction costs, a decrease of $0.8 million in business optimization costs and a decrease in net losses on asset disposals of $0.5 million.

Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the three months ended March 31, 2024 was $2.1 million, compared to $0.2 million for the three months ended March 31, 2023. The increase was due to higher sales of catalysts used in sustainable fuel and production and sales growth in customized catalyst applications within the Zeolyst Joint Venture during the three months ended March 31, 2024.
Interest Expense, Net
Interest expense, net for the three months ended March 31, 2024 was $13.4 million, an increase of $3.5 million, as compared to $9.9 million for the three months ended March 31, 2023. The increase in interest expense, net was primarily due to year over year increase in variable rates, which was partially offset by lower outstanding debt during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This was offset by the benefits associated with our interest rate caps.
Other Expense (Income), Net
Other expense (income), net for the three months ended March 31, 2024 was expense of $0.2 million, a decrease of $0.6 million, as compared to income of $0.4 million for the three months ended March 31, 2023. The decrease in other expense, net primarily consisted of unfavorable foreign currency exchange mainly related to the non-permanent intercompany debt denominated in local currency and translated to the U.S. dollar.
Provision for Income Taxes
The provision for income taxes for the three months ended March 31, 2024 was $1.2 million, compared to a $0.9 million for the three months ended March 31, 2023. The effective income tax rate for the three months ended March 31, 2024 was 49.1%, compared to (180.7)% for the three months ended March 31, 2023.
The Company’s effective income tax rate for the three months ended March 31, 2024 was different from the effective tax rate for the three months ended March 31, 2023 primarily due to a stock compensation shortfall recognized discretely in the respective quarters with lower profits before tax in the prior year.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended March 31, 2024 was mainly due to state and local taxes, a discrete shortfall tax expense related to stock compensation and a discrete tax expense associated with the recording of accrued penalties and interest on historical uncertain tax positions.
Net Income (Loss)
For the foregoing reasons, net income was $1.2 million for the three months ended March 31, 2024, compared to net loss of $1.5 million for the three months ended March 31, 2023.
Adjusted EBITDA
Summarized Adjusted EBITDA information is shown below in the following table:

	Three months ended March 31,		Change
	2024	2023	$	%
	(in millions, except percentages)
Adjusted EBITDA(1)
Ecoservices	$41.5	$36.8	$4.7	12.8%
Advanced Materials & Catalysts(2)	11.1	13.0	(1.9)	(14.6)%
Unallocated corporate expenses	(7.1)	(6.9)	(0.2)	(2.9)%
Total	$45.5	$42.9	$2.6	6.1%

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
(2)The Adjusted EBITDA for the Advanced Materials & Catalysts segment includes our 50% portion of the Adjusted EBITDA from the Zeolyst Joint Venture. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $6.9 million for the three months ended March 31, 2024, which includes $2.1 million of equity in net income, excluding $1.6 million of amortization of investment in affiliate step-up plus $3.3 million of joint venture depreciation, amortization and interest.
The Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $5.4 million for the three months ended March 31, 2023, which includes $0.2 million of equity in net income, excluding $1.6 million of amortization of investment in affiliate step-up plus $3.6 million of joint venture depreciation, amortization and interest.

Ecoservices: Adjusted EBITDA for the three months ended March 31, 2024 was $41.5 million, an increase of $4.7 million, or 12.8%, compared to $36.8 million for the three months ended March 31, 2023. The increase in Adjusted EBITDA was primarily a result of higher sales volume for virgin sulfuric acid and for regeneration services.

Advanced Materials & Catalysts: Adjusted EBITDA for the three months ended March 31, 2024 was $11.1 million, a decrease of $1.9 million or 14.6%, compared to $13.0 million for the three months ended March 31, 2023. The decrease was primarily a result of lower sales volume of advanced silicas used for the production of polyethylene in Advanced Silicas, partially offset by higher sales of catalysts used in sustainable fuel production and growth in customized catalyst applications within the Zeolyst Joint Venture.
A reconciliation of net income (loss) to Adjusted EBITDA is as follows:

	Three months ended March 31,
	2024	2023
	(in millions)
Reconciliation of net income (loss) to Adjusted EBITDA
Net income (loss)	$1.2	$(1.5)
Provision for income taxes	1.2	0.9
Interest expense, net	13.4	9.9
Depreciation and amortization	21.9	20.2
EBITDA	37.7	29.5
Joint venture depreciation, amortization and interest(a)	3.3	3.6
Amortization of investment in affiliate step-up(b)	1.6	1.6
Net loss on asset disposals(c)	0.6	1.2
Foreign currency exchange loss (gain)(d)	0.2	(0.7)
LIFO (benefit) expense(e)	(1.1)	1.4
Transaction and other related costs(f)	0.1	1.4
Equity-based compensation	3.7	4.1
Restructuring, integration and business optimization expenses(g)	0.2	1.0
Other(h)	(0.8)	(0.2)
Adjusted EBITDA	$45.5	$42.9

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
Adjusted Net Income
Summarized Adjusted Net Income information is shown below in the following table:

	Three months ended March 31,
	2024			2023
	Pre-tax amount	Tax expense (benefit)	After-tax amount	Pre-tax amount	Tax expense (benefit)	After-tax amount
	(in millions)
Reconciliation of net income (loss) to Adjusted Net Income(1)(2)
Net income (loss)	$2.4	$1.2	$1.2	$(0.6)	$0.9	$(1.5)
Amortization of investment in affiliate step-up(b)	1.6	0.4	1.2	1.6	0.4	1.2
Net loss on asset disposals(c)	0.6	0.1	0.5	1.2	0.3	0.9
Foreign currency exchange loss (gain)(d)	0.2	0.1	0.1	(0.7)	(0.1)	(0.6)
LIFO (benefit) expense(e)	(1.1)	(0.3)	(0.8)	1.4	0.4	1.0
Transaction and other related costs(f)	0.1	—	0.1	1.4	0.4	1.0
Equity-based compensation	3.7	0.5	3.2	4.1	(0.1)	4.2
Restructuring, integration and business optimization expenses(g)	0.2	0.1	0.1	1.0	0.1	0.9
Other(h)	(0.7)	(0.2)	(0.5)	(0.2)	0.1	(0.3)
Adjusted Net Income	$7.0	$1.9	$5.1	$9.2	$2.4	$6.8

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
The adjustments to net income are shown net of applicable tax rates of 24.6% and 25.6% for the three months ended March 31, 2024 and 2023, respectively, except equity-based compensation. The tax effect on equity-based compensation is derived by removing the tax effect of any equity-based compensation expense disallowed as a result of its inclusion within IRC Sec. 162(m), and adding the tax effect of equity-based stock compensation shortfall recorded as a discrete item.

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
We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our ABL Facility, will be sufficient to meet our presently anticipated future cash needs for at least the next twelve months. We may also pursue strategic acquisition or divestiture opportunities, which may impact our future cash requirements. We may, from time to time, increase borrowings under our ABL Facility to meet our future cash needs. As of March 31, 2024, we had cash and cash equivalents of $103.1 million and availability of $70.2 million under our ABL Facility, after giving effect to $4.0 million of outstanding letters of credit, for a total available liquidity of $173.3 million. We did not have any revolving credit facility borrowings as of March 31, 2024. As of March 31, 2024, we were in compliance with all covenants under our debt agreements.
Our ABL Facility has one financial covenant with two ratios to maintain. The first ratio compares the total ABL availability against a threshold: the greater of 10% of the line cap (which is defined as the lesser of our revolving loan commitments and the value of our assets) or $20.0 million. The greater of this threshold cannot be greater than the total availability of the ABL Facility. The second ratio compares the ABL Facility availability of the U.S. revolving credit facility against a $15.0 million threshold. As of March 31, 2024, we were in compliance with the financial covenant under the ABL Facility.
The 2021 Term Loan Facility and the ABL Facility contain various restrictive covenants. Each limits the ability of the Company and its restricted subsidiaries to incur certain indebtedness or liens, merge, consolidate or liquidate, dispose of certain property, make investments or declare or pay dividends, make optional payments, modify certain debt instruments, enter into certain transactions with affiliates, enter into certain sales and leasebacks, and certain other non-financial restrictive covenants. During such time, the Company is required to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0. The Company was in compliance with all debt covenants under the 2021 Term Loan Facility and the ABL Facility as of March 31, 2024.
Included in our cash and cash equivalents balance as of March 31, 2024 was $11.4 million of cash and cash equivalents in foreign jurisdictions. Depending on foreign cash balances, we have certain flexibility to repatriate funds should the need arise. Should the need arise, we would repatriate the funds in the most tax efficient manner from those subsidiaries. Repatriation of foreign cash is generally not subject to U.S. federal income taxes at the time of cash distribution. However, foreign earnings may still be taxed for state income tax purposes, as well as subject to certain foreign withholding tax obligations, when cash amounts are distributed back to the U.S.
Our liquidity requirements include interest payments related to our debt structure. As reported, our cash interest paid for the three months ended March 31, 2024 and 2023 was approximately $12.6 million and $15.2 million, respectively. Before any impact of hedges, a one percent change in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $8.8 million on interest expense.
We hedge the interest rate fluctuations on debt obligations through interest rate cap agreements. For more information about our interest rate cap agreements, refer to Note 12 — Financial Instrument of our condensed consolidated financials statements included in Part 1, Item 1 — Financial Statements (Unaudited).
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements include $4.0 million of outstanding letters of credit on our ABL Facility as of March 31, 2024.

Cash Flow

	Three months ended March 31,
	2024	2023
	(in millions)
Net cash provided by (used in):
Operating activities	$36.5	$4.1
Investing activities	(17.4)	(18.7)
Financing activities	(4.2)	(33.6)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(1.1)
Net change in cash and cash equivalents	14.7	(49.3)
Cash and cash equivalents at beginning of period	88.4	110.9
Cash and cash equivalents at end of period	$103.1	$61.6

Net cash provided by operating activities was $36.5 million for the three months ended March 31, 2024, compared to $4.1 million for the three months ended March 31, 2023. Cash generated by operating activities, other than changes in working capital was higher by $27.2 million during the three months ended March 31, 2024, as compared to the same period in the prior year primarily due to dividends received from the Zeolyst Joint Venture. The increase in cash from working capital during the three months ended March 31, 2024 of $5.2 million was favorable, compared to the three months ended March 31, 2023 primarily due to favorable changes in prepaids and other current assets and accrued liabilities, offset by unfavorable changes in receivables, inventories and accounts payable.
The favorable change in prepaid and other current assets primarily relates to the timing of miscellaneous receivables and non-trade receivables from related parties. The favorable change in accrued liabilities mainly relates to lower payments for variable employee compensation liabilities partially offset by higher payments for taxes in the current period. The unfavorable change in receivables was driven by the timing of collection of sales. The unfavorable change in inventory was primarily due to the timing of sales orders and inventory build. The unfavorable change in accounts payable was due to the timing of vendor payments.
Net cash used in investing activities was $17.4 million for the three months ended March 31, 2024, compared to $18.7 million during the same period in 2023. Cash used in investing activities consisted of $17.4 million and $18.7 million to fund capital expenditures during the three months ended March 31, 2024 and 2023, respectively.
Net cash used in financing activities was $4.2 million for the three months ended March 31, 2024, compared to $33.6 million during the same period in 2023. Net cash used in financing activities was primarily driven by the Company repurchases of common stock of $29.9 million during the three months ended March 31, 2023.
Debt

	March 31, 2024	December 31, 2023
	(in millions)
Senior Secured Term Loan Facility due June 2028	$875.3	$877.5
ABL Facility	—	—
Total debt	875.3	877.5
Original issue discount	(5.8)	(6.2)
Deferred financing costs	(3.2)	(3.4)
Total debt, net of original issue discount and deferred financing costs	866.3	867.9
Less: current portion	(9.0)	(9.0)
Total long-term debt, excluding current portion	$857.3	$858.9

As of March 31, 2024, our total debt was $875.3 million, excluding the original issue discount of $5.8 million and deferred financing costs of $3.2 million for our senior secured credit facilities. Our net debt as of March 31, 2024 was $772.2 million, including cash and cash equivalents of $103.1 million. We may seek, subject to market conditions and other factors, opportunities to repurchase, refinance or otherwise reprice our debt.

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

	Three months ended March 31,
	2024	2023
	(in millions)
Maintenance capital expenditures	$12.2	$12.8
Growth capital expenditures	2.2	1.3
Total capital expenditures	$14.4	$14.1

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
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2024 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table contains information about purchases of our common stock, excluding excise tax, during the first quarter of 2024:

	Total number of shares of common stock purchased(1)		Average price paid per share of common stock (2)	Total number of shares of common stock purchased as part of publicly announced plan or programs	Maximum number (or dollar value) of shares of common stock that may yet be purchased under the plans or programs (in thousands)(1)
January 1, 2024—January 31, 2024	128,801	(3)	$9.46	—	$234,592
February 1, 2024—February 29, 2024	—		$—	—	$234,592
March 1, 2024—March 31, 2024	—		$—	—	$234,592
Total	128,801

(1)In April 2022, our Board of Directors approved and announced a new stock repurchase program authorizing the repurchase of up to $450 million of the Company’s outstanding common stock over the next four years. This program is expected to be funded using cash on hand and cash generated from operations. We primarily expect to conduct the repurchase program through negotiated transactions with an equity sponsor, as well as through open market repurchases or other means, including through Rule 10b-18 trading plans or through the use of other techniques such as accelerated share repurchases. The actual timing, number and nature of shares repurchased will depend on a variety of factors, including stock, price, trading volume, and general business and market conditions. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be amended, suspended or discontinued at any time at our discretion.
During the three months ended March 31, 2024, the Company did not repurchase any of its common stock pursuant to the stock repurchase program. As of March 31, 2024, $234.6 million was available for share repurchases under the program.
(2)Excludes brokerage commissions and other costs of execution.
(3)Represents shares of common stock delivered to the Company by employees to satisfy income tax withholding obligations of the employees in connection with the vesting of restricted stock units.

ITEM 5.    OTHER INFORMATION.
Trading Arrangements
During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS.
The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1*	Form of 2024 Performance Stock Unit Award Agreement under the Ecovyst Inc. 2017 Omnibus Incentive Plan, as Amended and Restated
31.1	Certification of Chief Executive Officer of Ecovyst Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Ecovyst Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Ecovyst Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of Ecovyst Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Quarterly Report on Form 10-Q of Ecovyst Inc. for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags

104	The cover page from the Quarterly Report on Form 10-Q of Ecovyst Inc. for the quarter ended March 31, 2024, formatted in Inline XBRL and included as Exhibit 101

* Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecovyst Inc.

Date:	May 3, 2024	By:	/s/ MICHAEL FEEHAN
Michael Feehan
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)