Form 10-Q
period 2024-06-30
Ecovyst Inc.
filed 2024-08-02
CIK 1708035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of July 26, 2024 was 116,466,232.

Ecovyst Inc.

INDEX—FORM 10-Q
June 30, 2024

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sales	$182,820	$184,110	$343,357	$344,984
Cost of goods sold	129,157	123,140	250,471	247,520
Gross profit	53,663	60,970	92,886	97,464
Selling, general and administrative expenses	22,707	21,395	44,310	42,514
Other operating expense, net	3,108	6,262	6,774	12,980
Operating income	27,848	33,313	41,802	41,970
Equity in net (income) from affiliated companies	(1,392)	(11,374)	(3,464)	(11,597)
Interest expense, net	12,895	9,168	26,304	19,000
Debt extinguishment costs	4,560	—	4,560	—
Other expense, net	410	610	627	182
Income before income taxes	11,375	34,909	13,775	34,385
Provision for income taxes	3,080	8,787	4,259	9,734
Net income	$8,295	$26,122	$9,516	$24,651

Net income per share:
Basic income per share	$0.07	$0.22	$0.08	$0.20
Diluted income per share	$0.07	$0.22	$0.08	$0.20

Weighted average shares outstanding:
Basic	116,912,332	118,651,402	116,935,708	120,335,414
Diluted	117,635,289	119,920,742	117,545,240	121,831,942
See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$8,295	$26,122	$9,516	$24,651
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits	530	465	524	441
Net (loss) gain from hedging activities	(1,075)	5,399	2,789	(2,521)
Foreign currency translation	(679)	828	(2,363)	3,013
Total other comprehensive (loss) income	(1,224)	6,692	950	933
Comprehensive income	$7,071	$32,814	$10,466	$25,584

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$83,318	$88,365
Accounts receivable, net	85,218	81,314
Inventories, net	52,027	45,115
Derivative assets	12,270	13,419
Prepaid and other current assets	31,123	17,774
Total current assets	263,956	245,987
Investments in affiliated companies	409,187	440,198
Property, plant and equipment, net	573,559	576,904
Goodwill	404,275	404,470
Other intangible assets, net	109,422	116,550
Right-of-use lease assets	24,301	24,281
Other long-term assets	35,239	29,361
Total assets	$1,819,939	$1,837,751
LIABILITIES
Current maturities of long-term debt	$6,548	$9,000
Accounts payable	34,195	40,195
Operating lease liabilities—current	7,740	8,193
Accrued liabilities	48,544	61,693
Total current liabilities	97,027	119,081
Long-term debt, excluding current portion	855,857	858,946
Deferred income taxes	115,183	115,791
Operating lease liabilities—noncurrent	16,419	16,030
Other long-term liabilities	18,170	22,439
Total liabilities	1,102,656	1,132,287
Commitments and contingencies (Note 15)
EQUITY
Common stock ($0.01 par); authorized shares 450,000,000; issued shares 140,872,846 and 140,744,045 on June 30, 2024 and December 31, 2023, respectively; outstanding shares 116,466,232 and 116,116,895 on June 30, 2024 and December 31, 2023, respectively	1,409	1,407
Preferred stock ($0.01 par); authorized shares 50,000,000; no shares issued or outstanding on June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	1,100,749	1,102,581
Accumulated deficit	(161,340)	(170,856)
Treasury stock, at cost; shares 24,406,614 and 24,627,150 on June 30, 2024 and December 31, 2023, respectively	(223,527)	(226,710)
Accumulated other comprehensive loss	(8)	(958)
Total equity	717,283	705,464
Total liabilities and equity	$1,819,939	$1,837,751

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock	Additional paid-in capital	(Accumulated deficit)	Treasury stock, at cost	Accumulated other comprehensive income (loss)	Total
Balance, December 31, 2023	$1,407	$1,102,581	$(170,856)	$(226,710)	$(958)	$705,464
Net income	—	—	1,221	—	—	1,221
Other comprehensive income	—	—	—	—	2,174	2,174
Tax withholdings on equity award vesting	—	—	—	(1,218)	—	(1,218)
Stock compensation expense	—	3,674	—	—	—	3,674
Shares issued under equity incentive plan, net of forfeitures	2	(9,290)	—	9,329	—	41
Balance, March 31, 2024	$1,409	$1,096,965	$(169,635)	$(218,599)	$1,216	$711,356
Net income	—	—	8,295	—	—	8,295
Other comprehensive loss	—	—	—	—	(1,224)	(1,224)
Repurchases of common shares	—	—	—	(5,010)	—	(5,010)
Stock compensation expense	—	3,827	—	—	—	3,827
Shares issued under equity incentive plan, net of forfeitures	—	(43)	—	82	—	39
Balance, June 30, 2024	$1,409	$1,100,749	$(161,340)	$(223,527)	$(8)	$717,283

	Common stock	Additional paid-in capital	(Accumulated deficit)	Treasury stock, at cost	Accumulated other comprehensive income	Total
Balance, December 31, 2022	$1,396	$1,091,475	$(242,010)	$(149,624)	$5,992	$707,229
Net loss	—	—	(1,471)	—	—	(1,471)
Other comprehensive loss	—	—	—	—	(5,759)	(5,759)
Repurchases of common shares	—	—	—	(29,850)	—	(29,850)
Tax withholdings on equity award vesting	—	—	—	(866)	—	(866)
Stock compensation expense	—	4,756	—	—	—	4,756
Shares issued under equity incentive plan, net of forfeitures	10	102	—	—	—	112
Balance, March 31, 2023	$1,406	$1,096,333	$(243,481)	$(180,340)	$233	$674,151
Net income	—	—	26,122	—	—	26,122
Other comprehensive income	—	—	—	—	6,692	6,692
Repurchases of common shares	—	—	—	(43,524)	—	(43,524)
Excise tax on repurchases of common shares	—	—	—	(630)	—	(630)
Stock compensation expense	—	4,739	—	—	—	4,739
Shares issued under equity incentive plan, net of forfeitures	1	213	—	—	—	214
Balance, June 30, 2023	$1,407	$1,101,285	$(217,359)	$(224,494)	$6,925	$667,764

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$9,516	$24,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,523	34,147
Amortization	7,034	7,019
Amortization of deferred financing costs and original issue discount	1,052	1,024
Debt extinguishment costs	90	—
Foreign currency exchange loss (gain)	155	(632)
Deferred income tax (benefit) provision	(1,690)	1,283
Net loss on asset disposals	614	2,306
Stock compensation	7,507	9,070
Equity in net income from affiliated companies	(3,464)	(11,597)
Dividends received from affiliated companies	33,000	10,000
Other, net	2,216	6,255
Working capital changes that used cash:
Receivables	(4,076)	(3,019)
Inventories	(6,693)	(2,987)
Prepaids and other current assets	(4,457)	(5,724)
Accounts payable	(3,289)	(1,468)
Accrued liabilities	(27,578)	(29,188)
Net cash provided by operating activities	46,460	41,140

Cash flows from investing activities:
Purchases of property, plant and equipment	(36,649)	(39,227)
Other, net	(200)	—
Net cash used in investing activities	(36,849)	(39,227)

Cash flows from financing activities:
Draw down of revolving credit facilities	—	14,500
Repayments of revolving credit facilities	—	(14,500)
Issuance of long-term debt, net of discount	870,817	—
Repayments of long-term debt	(877,500)	(4,500)
Repurchases of common shares	(5,010)	(73,373)
Tax withholdings on equity award vesting	(1,218)	(866)
Repayment of financing obligation	(1,478)	(1,433)
Other, net	41	294
Net cash used in financing activities	(14,348)	(79,878)

Effect of exchange rate changes on cash and cash equivalents	(310)	(3,723)
Net change in cash and cash equivalents	(5,047)	(81,688)
Cash and cash equivalents at beginning of period	88,365	110,920
Cash and cash equivalents at end of period	$83,318	$29,232
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
The Company has two uniquely positioned specialty businesses: Ecoservices provides sulfuric acid recycling to the North American refining industry for the production of alkylate and provides high quality and high strength virgin sulfuric acid for industrial and mining applications. Ecoservices also provides chemical waste handling and treatment services, as well as ex-situ catalyst activation services for the refining and petrochemical industry. Advanced Materials & Catalysts, through its Advanced Silicas business, provides finished silica catalysts, catalyst supports and functionalized silicas necessary to produce high performing plastics and to enable sustainable chemistry, and through the Zeolyst Joint Venture, innovates and supplies specialty zeolites used for catalysts that support the production of sustainable fuels, remove nitrogen oxides from diesel engine emissions and that are broadly applied in refining and petrochemical processes.
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
• Catalyst activation
• Aluminum sulfate solution
• Ammonium bisulfite solution
Polyethylene, polymers & engineered plastics	• Catalysts for high-density polyethylene and chemicals syntheses
• Antiblock for film packaging
• Catalyst for advanced recycling
Regeneration and treatment services	• Sulfuric acid regeneration services
• Treatment services
Industrial, mining & automotive	• Virgin sulfuric acid for mining
• Virgin sulfuric derivatives for industrial production
• Virgin sulfuric derivatives for nylon production

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following tables disaggregate the Company’s sales, by segment and end uses, for the three and six months ended June 30, 2024 and 2023, respectively:

	Three months ended June 30, 2024
	Ecoservices	Advanced Materials & Catalysts(2)	Total
Clean fuels, emission control & other	$8,614	$—	$8,614
Polyethylene, polymers & engineered plastics	—	28,862	28,862
Regeneration and treatment services(1)	95,365	—	95,365
Industrial, mining & automotive	49,979	—	49,979
Total segment sales	$153,958	$28,862	$182,820

	Three months ended June 30, 2023
	Ecoservices	Advanced Materials & Catalysts(2)	Total
Clean fuels, emission control & other	$8,426	$—	$8,426
Polyethylene, polymers & engineered plastics	—	26,045	26,045
Regeneration and treatment services(1)	98,494	—	98,494
Industrial, mining & automotive	51,145	—	51,145
Total segment sales	$158,065	$26,045	$184,110

	Six months ended June 30, 2024
	Ecoservices	Advanced Materials & Catalyst(2)	Total
Clean fuels, emission control & other	$16,003	$—	$16,003
Polyethylene, polymers & engineered plastics	—	47,797	47,797
Regeneration and treatment services(1)	178,684	—	178,684
Industrial, mining & automotive	100,873	—	100,873
Total segment sales	$295,560	$47,797	$343,357

	Six months ended June 30, 2023
	Ecoservices	Advanced Materials & Catalyst(2)	Total
Clean fuels, emission control & other	$13,166	$—	$13,166
Polyethylene, polymers & engineered plastics	—	49,179	49,179
Regeneration and treatment services(1)	186,838	—	186,838
Industrial, mining & automotive	95,801	—	95,801
Total segment sales	$295,805	$49,179	$344,984

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
The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 12)	$19,965	$—	$19,965	$—
Derivative liabilities:
Interest rate caps (Note 12)	$403	$—	$403	$—

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 12)	$19,021	$—	$19,021	$—
Derivative liabilities:
Interest rate caps (Note 12)	$2,496	$—	$2,496	$—

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
As of June 30, 2024, the Company had interest rate caps that were fair valued using Level 2 inputs. In addition, the Company applies a credit valuation adjustment to reflect credit risk which is calculated based on credit default swaps. To the extent that the Company’s net exposure under a specific master agreement is an asset, the Company utilizes the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company utilizes a default swap rate comparable to Ecovyst. The credit valuation adjustment is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the Company’s liabilities or that a market participant would be willing to pay for the Company’s assets.
5. Stockholders' Equity:
Accumulated Other Comprehensive Income (Loss)
The following tables present the tax effects of each component of other comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023, respectively:

	Three months ended June 30,
	2024			2023
	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount
Defined benefit and other postretirement plans:
Net gain	$714	$(178)	$536	$651	$(162)	$489
Net prior service cost	(7)	1	(6)	(31)	7	(24)
Benefit plans, net	707	(177)	530	620	(155)	465
Net (loss) gain from hedging activities	(1,433)	358	(1,075)	7,059	(1,660)	5,399
Foreign currency translation	(679)	—	(679)	828	—	828
Other comprehensive income (loss)	$(1,405)	$181	$(1,224)	$8,507	$(1,815)	$6,692

	Six months ended June 30,
	2024			2023
	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount
Defined benefit and other postretirement plans:
Net gain	$713	$(178)	$535	$650	$(162)	$488
Net prior service cost	(15)	4	(11)	(62)	15	(47)
Benefit plans, net	698	(174)	524	588	(147)	441
Net gain (loss) from hedging activities	3,719	(930)	2,789	(3,244)	723	(2,521)
Foreign currency translation	(2,363)	—	(2,363)	3,013	—	3,013
Other comprehensive income	$2,054	$(1,104)	$950	$357	$576	$933

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following tables present the changes in accumulated other comprehensive income (loss), net of tax, by component for the six months ended June 30, 2024 and 2023, respectively:

	Defined benefit and other postretirement plans	Net gain (loss) from hedging activities	Foreign currency translation	Total
December 31, 2023	$612	$12,546	$(14,116)	$(958)
Other comprehensive income (loss) before reclassifications	540	9,778	(2,363)	7,955
Amounts reclassified from accumulated other comprehensive loss(1)	(16)	(6,989)	—	(7,005)
Net current period other comprehensive income (loss)	524	2,789	(2,363)	950
June 30, 2024	$1,136	$15,335	$(16,479)	$(8)

December 31, 2022	$(508)	$24,672	$(18,172)	$5,992
Other comprehensive income before reclassifications	412	6,392	3,013	9,817
Amounts reclassified from accumulated other comprehensive income (loss)(1)	29	(8,913)	—	(8,884)
Net current period other comprehensive income (loss)	441	(2,521)	3,013	933
June 30, 2023	$(67)	$22,151	$(15,159)	$6,925

(1)See the following table for details about these reclassifications. Amounts in parentheses indicate debits.
The following table presents the reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023, respectively:

Details about Accumulated Other Comprehensive Income Components	Amounts reclassified from Accumulated Other Comprehensive Loss (Income)(1)				Affected line item where Income is presented
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Amortization of defined benefit and other postretirement items:
Net loss	$6	$29	$7	$28	Other (expense) income(2)
Net prior service cost (credit)	7	(31)	15	(62)	Other (expense) income(2)
	13	(2)	22	(34)	Total before tax
	(3)	—	(6)	5	Tax (expense) benefit
	$10	$(2)	$16	$(29)	Net of tax

Gains and losses on cash flow hedges:
Interest rate caps	$4,662	$11,187	$9,318	$11,885	Interest income (expense)
	(1,166)	(2,800)	(2,329)	(2,972)	Tax expense
	$3,496	$8,387	$6,989	$8,913	Net of tax

Total reclassifications for the period	$3,506	$8,385	$7,005	$8,884	Net of tax

(1)Amounts in parentheses indicate debits to profit/loss.

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
During the six months ended June 30, 2024, the Company repurchased 552,081 shares on the open market at an average price of $9.05 per share, for a total of $4,998, excluding brokerage commissions and accrued excise tax. As of June 30, 2024, $229,594 was available for share repurchases under the program. During the six months ended June 30, 2024, the Company did not accrue excise tax related to these repurchases, net of shares issued under the Company’s equity incentive program (see Note 18 to these condensed consolidated financial statements).
During the six months ended June 30, 2023, in connection with secondary offerings of the Company’s common stock by an equity sponsor in March and May 2023, the Company repurchased 7,000,000 shares of its common stock sold in the offerings from the underwriters at a weighted average price of $10.48 per share concurrently with the closing of the offerings, for a total of $73,373, excluding accrued excise tax. During the six months ended June 30, 2023, the Company accrued excise tax of $630 related to these repurchases, net of shares issued under the Company’s equity incentive program. This amount was included in accrued liabilities in the condensed consolidated balance sheet and is treated by the Company as a cost of the treasury stock transactions in equity.
Tax Withholdings on Equity Award Vesting
In connection with the vesting of restricted stock awards (“RSA” or “RSAs”), restricted stock units (“RSU” or “RSUs”) and performance stock units (“PSU” or “PSUs”), shares of common stock may be delivered to the Company by employees to satisfy withholding tax obligations at the instruction of the employee award holders. These transactions, when they occur, are accounted for as stock repurchases by the Company, with the shares returned to treasury stock at a cost representing the payment by the Company of the tax obligations on behalf of the employees in lieu of shares for the vesting unit. There were 128,801 and 95,269 shares delivered to the Company to cover tax payments for the six months ended June 30, 2024 and 2023, respectively and the fair value of those shares withheld were $1,218 and $866 for the six months ended June 30, 2024 and 2023, respectively.
6. Goodwill:
The change in the carrying amount of goodwill for the six months ended June 30, 2024 is summarized as follows:

	Ecoservices	Advanced Materials & Catalysts	Total
Balance as of December 31, 2023	$326,589	$77,881	$404,470
Foreign exchange impact	—	(195)	(195)
Balance as of June 30, 2024	$326,589	$77,686	$404,275

The Company completes its annual goodwill and indefinite-lived intangible assets impairment test during the fourth quarter of each year, or more frequently if triggering events indicate a possible impairment. The Company determines the fair value of its reporting units using both a market approach and an income, or discounted cash flow, approach. As of October 1, 2023, the date of the Company’s most recent quantitative assessments, the fair values of each of the Company’s reporting units and the fair values of the Company’s indefinite-lived trade names and trademarks exceeded their respective carrying values.
During the six months ended June 30, 2024, the Company did not identify any events or circumstances that would more likely than not reduce the fair value of the Company's reporting units below their respective carrying values.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Although the estimated fair value of the Advanced Materials & Catalysts reporting unit exceeded its carrying value on October 1, 2023 by over 30%, the Company has experienced unfavorable effects on current operations resulting from certain macroeconomic and industry factors in specific end uses during the six months ended June 30, 2024. Prolonged unfavorable effects could adversely impact the estimated fair value of the Advanced Materials & Catalysts reporting unit in future periods and may result in impairment charges.
7. Other Operating Expense, Net:
A summary of other operating expense, net is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Amortization expense	$2,644	$2,643	$5,289	$5,280
Transaction and other related costs	140	1,190	198	2,624
Restructuring, integration and business optimization costs	159	1,106	385	2,129
Net (gain) loss on asset disposals	(34)	1,128	614	2,306
Other, net	199	195	288	641
	$3,108	$6,262	$6,774	$12,980

8. Inventories, Net:
Inventories, net are classified and valued as follows:

	June 30, 2024	December 31, 2023
Finished products and work in process	$48,536	$41,658
Raw materials	3,491	3,457
	$52,027	$45,115
Valued at lower of cost or market:
LIFO basis	$30,003	$24,815
Valued at lower of cost and net realizable value:
FIFO or average cost basis	22,024	20,300
	$52,027	$45,115

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
9. Investments in Affiliated Companies:
The Company accounts for investments in affiliated companies under the equity method. Affiliated companies accounted for on the equity basis as of June 30, 2024 are as follows:

Company	Country	Percent ownership
Zeolyst International	USA	50%
Zeolyst C.V.	Netherlands	50%
Following is summarized information of the combined investments(1):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sales	$70,644	$99,188	$127,505	$155,085
Gross profit	16,751	34,461	33,929	44,571
Operating income	5,739	25,103	12,583	27,502
Net income	4,665	25,926	12,010	29,573

(1)Summarized information of the combined investments is presented at 100%; the Company’s share of the net assets and net income of affiliates is calculated based on the percent ownership specified in the table above.
The Company’s investments in affiliated companies balance as of June 30, 2024 and December 31, 2023 includes net purchase accounting fair value adjustments of $222,073 and $224,614, respectively, related to a prior business combination, consisting primarily of goodwill and intangible assets such as customer relationships, technical know-how and trade names. Consolidated equity in net income from affiliates is net of $940 and $2,541 of amortization expense related to purchase accounting fair value adjustments for the three and six months ended June 30, 2024, respectively. Consolidated equity in net income from affiliates is net of $1,601 and $3,201 of amortization expense related to purchase accounting fair value adjustments for the three and six months ended June 30, 2023, respectively.
The Company had receivables due from affiliates of $5,018 and $3,231 as of June 30, 2024 and December 31, 2023, respectively, which were included in prepaid and other current assets in the condensed consolidated balance sheets. The Company had payables from affiliates of $2,859 and $1,351 as of June 30, 2024 and December 31, 2023, which were included in accrued liabilities in the condensed consolidated balance sheets. Receivables and payables due from affiliates are generally non-trade.
Sales to affiliates were $2,110 for the three and six months ended June 30, 2024, respectively and $757 and $2,457 for the three and six months ended June 30, 2023, respectively. There were no purchases from affiliates for the three and six months ended June 30, 2024 and 2023, respectively.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
10. Property, Plant and Equipment:
A summary of property, plant and equipment, at cost, and related accumulated depreciation is as follows:

	June 30, 2024	December 31, 2023
Land	$96,807	$96,833
Buildings and improvements	92,085	84,860
Machinery and equipment	851,706	820,509
Construction in progress	35,620	42,000
	1,076,218	1,044,202
Less: accumulated depreciation	(502,659)	(467,298)
	$573,559	$576,904

Depreciation expense was $18,108 and $36,523 for the three and six months ended June 30, 2024, respectively. Depreciation expense was $17,455 and $34,147 for the three and six months ended June 30, 2023, respectively.
11. Long-term Debt:
The summary of long-term debt is as follows:

	June 30, 2024	December 31, 2023
2024 Term Loan Facility	$873,000	$877,500
ABL Facility	—	—
Total debt	873,000	877,500
Original issue discount	(7,621)	(6,162)
Deferred financing costs	(2,974)	(3,392)
Total debt, net of original issue discount and deferred financing costs	862,405	867,946
Less: current portion	(6,548)	(9,000)
Total long-term debt, excluding current portion	$855,857	$858,946

Term Loan Facility
In June 2024, the Company amended its Term Loan Credit Agreement dated as of June 9, 2021 to, among other things, (a) reduce the interest rate applicable to all outstanding Secured Overnight Financing Rate (“SOFR”) term loans to term SOFR plus 2.25% per annum from a maximum of adjusted term SOFR plus 2.75% per annum, (b) reduce the interest rate applicable to all outstanding base rate term loans to the alternate base rate plus 1.25% per annum from a maximum of the alternate base rate plus 1.75% per annum and (c) extend the maturity date of all outstanding term loans to June 12, 2031 (the amended term loans, the “2024 Term Loan Facility”). As a result of the amendment, there is no longer a credit spread adjustment of 10 basis points.
The Company evaluated the terms of the amendment in accordance with ASC 470-50 Debt - Modification and Extinguishment and determined that the amendment was primarily a modification of debt. As a result, the Company recorded $4,471 of third-party financing costs as debt extinguishment costs in the condensed consolidated income statement for the three and six months ended June 30, 2024 and capitalized $2,183 of original issued discount within long-term debt, excluding current portion on the condensed consolidated balance sheets as of June 30, 2024. In addition, previous unamortized deferred financing costs of $30 and original issue discount of $59 associated with the previously outstanding debt were written off as debt extinguishment costs for the three and six months ended June 30, 2024.
The interest rate on the 2024 Term Loan Facility was 7.59% as of June 30, 2024.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
ABL Facility
The borrowings under the senior secured asset-based lending revolving credit facility (“ABL Facility”) bears interest at a rate equal to an adjusted term SOFR, which includes a credit spread adjustment of 10 basis points or the base rate plus a margin of between 1.25% to 1.75% or 0.25% to 0.75%, respectively. The interest rate on the ABL Facility was 8.75% as of June 30, 2024.
Fair Value of Debt
The fair value of a financial instrument is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of June 30, 2024 and December 31, 2023, the fair value of the Company’s term loan facility was $873,000 and $876,403, respectively. The fair value is classified as Level 2 based upon the fair value hierarchy (see Note 4 to these condensed consolidated financial statements for further information on fair value measurements).
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
The following table provides a summary of the Company’s interest rate cap agreements:

Financial instrument	Number of instruments	In effect as of June 30, 2024	Current notional amount of instruments in effect	Annuitized premium of instruments in effect
Interest rate cap	4	3	$650,000	$24,817

The current notional amounts of the three interest rate cap agreements in effect at June 30, 2024 are $250,000, $250,000 and $150,000. The Company entered into a $250,000 interest rate cap to mitigate interest rate volatility from August 2022 to October 2024, a $250,000 interest rate cap agreement to mitigate interest rate volatility from September 2023 to October 2025 and a $150,000 interest rate cap agreement to mitigate interest rate volatility from August 2023 to July 2024. The $150,000 interest rate cap agreement will increase to $175,000 to mitigate interest rate volatility from August 2024 to July 2026. The cap rate in effect at June 30, 2024 for all agreements in effect was 1.00%.
The Company also entered into a forward starting interest rate cap agreement to mitigate interest volatility from November 2024 to October 2026.

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
The fair values of derivative instruments held as of June 30, 2024 and December 31, 2023, respectively are shown below:

	Balance sheet location	June 30, 2024	December 31, 2023
Derivative assets
Derivatives designated as cash flow hedges:
Interest rate caps	Prepaid and other current assets	$12,270	$13,419
Interest rate caps	Other long-term assets	7,695	5,602
Total derivative assets		$19,965	$19,021

Derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate caps	Other long-term liabilities	$403	$2,496
Total derivative liabilities		$403	$2,496

The following table shows the effect of the Company’s derivative instruments designated as cash flow hedges on AOCI for the three and six months ended June 30, 2024 and 2023, respectively:

		Three months ended June 30,
		2024		2023
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$3,229	$(4,662)	$18,246	$11,187

		Six months ended June 30,
		2024		2023
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$13,037	$(9,318)	$8,641	$11,885

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following table shows the effect of the Company’s cash flow hedge accounting on the condensed consolidated statements of income for the three and six months ended June 30, 2024 and 2023, respectively:

	Location and amount of gain (loss) recognized in income on cash flow hedging relationships
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Total amounts of income and expense line items presented in the statement of income in which the effects of cash flow hedges are recorded in interest (expense) income	$(12,895)	$(9,168)	$(26,304)	$(19,000)
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount reclassified from AOCI into income	4,662	11,187	9,318	11,885
The amount of unrealized losses in AOCI related to the Company’s cash flow hedges that is expected to be reclassified to the condensed consolidated statement of income over the next twelve months is $8,700 as of June 30, 2024.
13. Income Taxes:
The effective income tax rate for the three months ended June 30, 2024 was 27.1%, compared to 25.2% for the three months ended June 30, 2023. The effective income tax rate for the six months ended June 30, 2024 was 30.9%, compared to 28.3% for the six months ended June 30, 2023. The Company’s effective income tax rates for the three and six months ended June 30, 2024 and 2023, respectively, fluctuated primarily due to the increased discrete tax impact relative to pre-tax book income related to a stock compensation shortfall and tax expense associated with the recording of accrued penalties and interest on historical uncertain tax positions.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the six months ended June 30, 2024 was mainly due to state and local taxes, a discrete shortfall tax expense related to stock compensation and a discrete tax expense associated with the recording of accrued penalties and interest on historical uncertain tax positions.
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
14. Benefit Plans:
The following tables present the components of net periodic (benefit) expense for the Company-sponsored defined benefit pension and postretirement plans, which cover certain employees and retirees located in the U.S.
Defined Benefit Pension Plans

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest cost	$808	$871	$1,616	$1,742
Expected return on plan assets	(827)	(837)	(1,654)	(1,674)
Settlement (gain) loss	(6)	29	(6)	29
Net periodic (benefit) expense	$(25)	$63	$(44)	$97

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Other Postretirement Benefit Plan

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest cost	$6	$6	$12	$12
Amortization of prior service credit	(7)	(31)	(15)	(62)
Amortization of net gain	—	—	(1)	(1)
Net periodic benefit	$(1)	$(25)	$(4)	$(51)

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
Joint Venture Agreement
The Company entered into a joint venture agreement (the “ZI Partnership Agreement”) in 1988 with Shell Catalysts & Technologies, an affiliate of Royal Dutch Shell plc, to form Zeolyst International, a 50/50 joint venture partnership (the “Partnership”). Under the terms of the ZI Partnership Agreement, the Partnership leases certain land used in its Kansas City production facilities from Ecovyst. This lease, which has been recorded as an operating lease, provided for rental payments to the Company of $78 and $155 for the three and six months ended June 30, 2024 and 2023, respectively. The terms of this lease are evergreen as long as the ZI Partnership Agreement is in place. The Partnership had no sales to the Company for the three and six months ended June 30, 2024 and 2023, respectively.
The Partnership purchases certain raw materials from the Company and was charged for various manufacturing costs incurred at the Company’s Kansas City production facility. The amount of these costs charged to the Partnership were $6,050 and $10,084 for the three and six months ended June 30, 2024, respectively and $5,028 and $10,869 for the three and six months ended June 30, 2023, respectively.
Certain administrative, marketing, engineering, management-related and research and development services are provided to the Partnership by the Company. The Partnership was charged $4,600 and $8,900 for the three and six months ended June 30, 2024 and $3,618 and $7,252 for the three and six months ended June 30, 2023, respectively, for these services.
In addition, the Partnership was charged certain product demonstration costs of $238 and $595 for the three and six months ended June 30, 2024, respectively and $428 and $928 for the three and six months ended June 30, 2023, respectively. These charges to the Partnership are recorded as reductions in either cost of goods sold or selling, general and administrative expenses in the consolidated statements of income, depending on the nature of the expenditures.
The Company had an accounts receivable from the Partnership of $5,008 and $3,164 as of June 30, 2024 and December 31, 2023, respectively. There were no accounts payable with the Partnership as of June 30, 2024 and December 31, 2023, respectively.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
17. Reportable Segments:
Summarized financial information for the Company’s reportable segments is shown in the following table:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sales:
Ecoservices	$153,958	$158,065	$295,560	$295,805
Advanced Materials & Catalysts(1)	28,862	26,045	47,797	49,179
Total	$182,820	$184,110	$343,357	$344,984

Adjusted EBITDA:(2)
Ecoservices	$49,709	$60,136	$91,203	$96,924
Advanced Materials & Catalysts(3)	14,717	25,371	25,846	38,359
Adjusted EBITDA from reportable segments	$64,426	$85,507	$117,049	$135,283

(1)Excludes the Company’s proportionate share of sales from the Zeolyst Joint Venture accounted for using the equity method (see Note 9 to these condensed consolidated financial statements for further information). The proportionate share of sales excluded is $29,024 and $52,505 for the three and six months ended June 30, 2024, respectively. The proportionate share of sales excluded is $44,689 and $66,763 for the three and six months ended June 30, 2023, respectively.
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
(3)The Adjusted EBITDA for the Company’s Advanced Materials & Catalysts segment includes the Company’s 50% portion of the Adjusted EBITDA from the Zeolyst Joint Venture. For the three months ended June 30, 2024, the Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $5,559, which includes $1,392 of equity in net income plus $940 of amortization of investment in affiliate step-up and $3,227 of joint venture depreciation, amortization and interest. For the six months ended June 30, 2024, the Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $12,486, which includes $3,464 of equity in net income plus $2,541 of amortization of investment in affiliate step-up and $6,481 of joint venture depreciation, amortization and interest.
For the three months ended June 30, 2023, the Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $16,194, which includes $11,382 of equity in net income plus $1,601 of amortization of investment in affiliate step-up and $3,212 of joint venture depreciation, amortization and interest. For the six months ended June 30, 2023, the Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $21,630, which includes $11,608 of equity in net income plus $3,201 of amortization of investment in affiliate step-up and $6,821 of joint venture depreciation, amortization and interest.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
A reconciliation of income before income taxes to Adjusted EBITDA is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Reconciliation of income before income taxes to Adjusted EBITDA from reportable segments
Income before income taxes	$11,375	$34,909	$13,775	$34,385
Interest expense, net	12,895	9,168	26,304	19,000
Depreciation and amortization	21,624	20,969	43,557	41,166
Unallocated corporate expenses	7,532	6,153	14,613	13,080
Joint venture depreciation, amortization and interest	3,227	3,212	6,481	6,821
Amortization of investment in affiliate step-up	940	1,601	2,541	3,201
Debt extinguishment costs	4,560	—	4,560	—
Net (gain) loss on asset disposals	(34)	1,128	614	2,306
Foreign exchange (gain) loss	(99)	(398)	79	(1,136)
LIFO (benefit) expense	(1,547)	1,111	(2,671)	2,510
Transaction and other related costs	140	1,190	198	2,624
Equity-based compensation	3,827	5,002	7,507	9,070
Restructuring, integration and business optimization expenses	159	1,106	385	2,129
Other	(173)	356	(894)	127
Adjusted EBITDA from reportable segments	$64,426	$85,507	$117,049	$135,283

18. Stock-Based Compensation:
The Company has an equity incentive plan under which it grants common stock awards to employees, directors and affiliates of the Company. At June 30, 2024, 8,032,299 shares of common stock were available for issuance under the plan. The Company historically has settled these awards through the issuance of new shares.
RSU
During the six months ended June 30, 2024, the Company granted 1,126,166 RSUs under its equity incentive plan. Each RSU provides the recipient with the right to receive a share of common stock subject to graded vesting terms based on service, which for the awards granted during the six months ended June 30, 2024, generally requires approximately one year of service for members of the Company’s board of directors and approximately three years of service for employees. The value of the RSUs granted during the six months ended June 30, 2024 was based on the average of the high and low trading prices of the Company’s common stock on the NYSE on the preceding trading day, in accordance with the Company’s policy for valuing such awards. Compensation expense related to the RSUs is recognized on a straight-line basis over the respective vesting period.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
PSU
2024 Grants
During the six months ended June 30, 2024, the Company granted 535,629 PSUs (at target) under its equity incentive plan. The PSUs granted during the six months ended June 30, 2024 provide the recipients with the right to receive shares of common stock dependent on 50% of a Company-specific financial performance target and 50% on the relative increase in the total shareholder return (“TSR”) goal (“the Performance measures”). The Performance measures are measured independently of each other, but achievement of both metrics is measured on the same three-year performance period from January 1, 2024 through December 31, 2026 (“Performance period”). Depending on the Company’s performance relative to the Performance measures, each PSU award recipient is eligible to receive a percentage of the target number of shares granted to the recipient, ranging from 50% to 200%. The PSUs, to the extent earned, will vest on the date the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) certifies the achievement of the Performance measures for the Performance period, which will occur subsequent to the end of the Performance period and after the Company files its annual consolidated financial statements for the year ending December 31, 2026.
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
The Company used a Monte Carlo simulation to estimate the $11.64 weighted average fair value of the awards granted subject to the TSR goal during the six months ended June 30, 2024, with the following weighted average assumptions:

Expected dividend yield	—%
Risk-free interest rate	4.09%
Expected volatility	39.45%
Expected term (in years)	2.95

2021 Grants
In February 2024, the Compensation Committee certified the achievement of the performance metrics for the three-year period ended December 31, 2023, related to the PSUs granted during the year ended December 31, 2021. The PSUs granted during the year ended December 31, 2021 provide the recipients with the right to receive shares of common stock dependent on the achievement of a TSR goal, and are generally subject to the provision of service through the vesting date of the award. The TSR goal was based on the Company’s actual TSR percentage increase over the performance period. The awards vested during the six months ended June 30, 2024 with no percentage of the TSR goal earned.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Award Activity
The following table summarizes the activity for the Company’s RSUs and PSUs for the six months ended June 30, 2024:

	Restricted Stock Units		Performance Stock Units
	Number of units	Weighted average grant date fair value (per share)	Number of units		Weighted average grant date fair value (per share)
Nonvested as of December 31, 2023	1,962,828	$10.55	959,217	(1)	$11.84
Granted	1,126,166	$8.84	535,629		$10.23
Vested	(999,788)	$11.10	—		$—
Forfeited	(21,597)	$10.19	(126,497)		$12.99
Nonvested as of June 30, 2024	2,067,609	$9.36	1,368,349	(1)	$11.10

(1)Based on target.
During the six months ended June 30, 2024, the Company also granted 4,540 of RSAs with a weighted average grant date fair value of $8.81 per share that immediately vested. Cash proceeds received by the Company from the exercise of stock options were not material for the six months ended June 30, 2024.
Stock-Based Compensation Expense
For the three months ended June 30, 2024 and 2023, stock-based compensation expense for the Company was $3,827 and $5,002, respectively. The associated income tax benefit based on the applicable statutory rate recognized in the condensed consolidated statements of income for the three months ended June 30, 2024 and 2023 was $939 and $1,181, respectively.
For the six months ended June 30, 2024 and 2023, stock-based compensation expense for the Company was $7,507 and $9,070, respectively. The associated income tax benefit based on the applicable statutory rate recognized in the condensed consolidated statements of income for the six months ended June 30, 2024 and 2023 was $1,841 and $2,154, respectively.
As of June 30, 2024, unrecognized compensation cost was $14,391 for RSUs and $9,474 for PSUs considered probable of vesting, and the weighted-average period over which these costs are expected to be recognized at June 30, 2024 was 1.84 years for the RSUs and 2.13 years for the PSUs.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The reconciliation from basic to diluted weighted average shares outstanding is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Weighted average shares outstanding – Basic	116,912,332	118,651,402	116,935,708	120,335,414
Dilutive effect of unvested common shares and RSUs with service conditions, PSUs considered probable of vesting and assumed stock option exercises and conversions	722,957	1,269,340	609,532	1,496,528
Weighted average shares outstanding – Diluted	117,635,289	119,920,742	117,545,240	121,831,942

Basic and diluted income per share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$8,295	$26,122	$9,516	$24,651

Denominator:
Weighted average shares outstanding – Basic	116,912,332	118,651,402	116,935,708	120,335,414
Weighted average shares outstanding – Diluted	117,635,289	119,920,742	117,545,240	121,831,942

Net income per share:
Basic income per share	$0.07	$0.22	$0.08	$0.20
Diluted income per share	$0.07	$0.22	$0.08	$0.20
The table below presents the details of the Company’s weighted average equity-based awards outstanding during each respective period that were excluded from the calculation of diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
RSAs with performance only targets not achieved	—	—	—	99,495
Stock options with performance only targets not achieved	—	—	—	103,907
Anti-dilutive RSUs and PSUs	431,837	685,656	481,281	630,668
Anti-dilutive stock options	367,100	520,757	367,100	607,783
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
20. Supplemental Cash Flow Information:
The following table presents supplemental cash flow information for the Company:

	Six months ended June 30,
	2024	2023
Cash paid during the period for:
Income taxes, net of refunds	$16,439	$9,955
Interest(1)	33,155	19,391
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the period end	784	605
Non-cash financing activity:
Accrued excise tax on share repurchases (Note 5)	—	630
Right-of-use assets obtained in exchange for new lease liabilities (non-cash):
Operating leases	2,957	6,202

(1)Cash paid for interest is shown net of capitalized interest and includes the cash received or paid on the Company’s interest rate cap agreements designated as cash flow hedges for the periods presented (see Note 12 to these condensed consolidated financial statements for details).
21. Subsequent Events:
On July 24, 2024, the Company completed an equity investment in Pajarito Powder LLC, an innovative materials science company that focuses on supports and catalysts required for the manufacture and operation of electrolyzers and fuel cells, for $4,500.
Other than the above, the Company has evaluated subsequent events since the balance sheet date and determined that there are no additional items to disclose.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Unless the context requires otherwise, references in this report to “Ecovyst,” “the company,” “we,” “us” or “our” refer to Ecovyst Inc. and its consolidated subsidiaries.
Forward-looking Statements
This periodic report on Form 10-Q (“Form 10-Q”) includes “forward-looking statements” that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should” and similar expressions are intended to identify these forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. Examples of forward-looking statements include, but are not limited to, statements we make regarding demand trends, economic effects on our operations and financial results and our liquidity, potential strategic acquisitions or divestitures, potential increased borrowing under our credit facilities, and our belief that our current level of operations, cash and cash equivalents, cash flow from operations and borrowings under our credit facilities and other lines of credit will provide us adequate cash to fund working capital requirements, capital expenditure projects, debt service requirements and other requirements for our business for at least the next twelve months.
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
Advanced Materials & Catalysts: We are a global supplier of finished silica catalyst, catalyst supports and functionalized silicas necessary to produce high performing plastics and to enable sustainable chemistry through our Advanced Silicas business. This segment also includes our 50% interest in the Zeolyst Joint Venture, where we are a leading global supplier of specialty zeolites used in catalysts that supports the production of sustainable fuels, remove nitrogen oxides from diesel engine emissions and that are broadly applied in refining and petrochemical processes.
Stock Repurchase Program
On April 27, 2022, the Board approved a stock repurchase program that authorized the Company to purchase up to $450.0 million of the Company’s common stock over the four-year period from the date of approval. For the six months ended June 30, 2024, the Company repurchased 552,081 shares on the open market at an average price of $9.05 per share, for a total of $5.0 million excluding brokerage commissions and accrued excise tax. As of June 30, 2024, $229.6 million was available for share repurchases under the program.
For the six months ended June 30, 2023, in connection with secondary offerings of the Company’s common stock by an equity sponsor in March and May 2023, the Company repurchased 7,000,000 shares of its common stock in the offerings from underwriters at a weighted average price of $10.48 per share concurrently with the close of the offerings, for a total of $73.4 million, excluding accrued excise tax.

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
Key Factors and Trends Affecting Operating Results and Financial Condition
Sales
Sales in our Ecoservices and Advanced Materials & Catalysts segments are made on both a purchase order basis and pursuant to long-term contracts. Our Advanced Materials & Catalysts segment may also experience demand fluctuations based upon the timing of some of our customer’s fixed bed catalyst replacements.
Overall, our Ecoservices and Advanced Materials & Catalysts segments continued to benefit from positive demand trends for our products and services in the industries we serve. For Ecoservices, strong domestic and export demand for refined products continued to support high refinery utilization rates, while more stringent gasoline standards and growing demand for premium gasoline to power higher-compression and turbo-charged engines continued to drive demand for alkylate and for our regeneration services. In addition, demand for virgin sulfuric acid across a wide range of industrial applications remained favorable. For our Advanced Materials & Catalysts segment, global polyethylene demand remained positive, supporting our sales of polyethylene catalysts. Hydrocracking catalyst sales experienced demand fluctuations driven by customer order timing associated by the timing of fixed bed catalyst replacement cycles. In addition, we expect variability in specialty and niche-custom catalyst sales, which tend to be event driven.
With a current imbalance between the production of renewable diesel and current demand, we expect demand may decrease in the near to mid-term for catalyst sales into sustainable fuels. Similarly, given various macro-economic conditions which have adversely impacted sales of heavy-duty diesel vehicles, we have reduced our expectations for sales of emission control catalysts.
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
Foreign Currency
As a global business, we are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. We operate in various geographies with approximately 5% of our sales for the six months ended June 30, 2024 and approximately 6% for the year ended December 31, 2023 in currencies other than the U.S. dollar. Because our consolidated financial results are reported in U.S. dollars, sales or earnings generated in currencies other than the U.S. dollar can result in a significant increase or decrease in the amount of those sales and earnings when translated to U.S. dollars. The foreign currency to which we have the most significant exchange rate exposure is the British pound.
Results of Operations
Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Highlights
The following is a summary of our financial performance for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Sales
•Sales decreased $1.3 million to $182.8 million. The decrease in sales was primarily due to the result of lower average selling prices due to the pass-through of lower costs in Ecoservices, partially offset by higher sales volume in regeneration services, virgin sulfuric acid and advanced silicas.
Gross Profit
•Gross profit decreased $7.3 million to $53.7 million. The decrease in gross profit was primarily due to lower average selling pricing, partially offset by higher volume and favorable variable costs.
Operating Income
•Operating income decreased by $5.4 million to $27.9 million. The decrease in operating income was due to a decrease in gross profit and other operating expenses, net.
Equity in Net Income of Affiliated Companies
•Equity in net income of affiliated companies for the three months ended June 30, 2024 was $1.4 million, compared to $11.4 million for the three months ended June 30, 2023. The decrease of $10.0 million was due to lower earnings generated by the Zeolyst Joint Venture for the three months ended June 30, 2024, driven by lower sales volume.

The following is our unaudited condensed consolidated statements of income and a summary of financial results for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,		Change
	2024	2023	$	%
	(in millions, except percentages)
Sales	$182.8	$184.1	$(1.3)	(0.7)%
Cost of goods sold	129.1	123.1	6.0	4.9%
Gross profit	53.7	61.0	(7.3)	(12.0)%
Gross profit margin	29.4%	33.1%
Selling, general and administrative expenses	22.7	21.4	1.3	6.1%
Other operating expense, net	3.1	6.3	(3.2)	(50.8)%
Operating income	27.9	33.3	(5.4)	(16.2)%
Operating income margin	15.2%	18.1%
Equity in net (income) from affiliated companies	(1.4)	(11.4)	10.0	(87.7)%
Interest expense, net	12.9	9.2	3.7	40.2%
Debt extinguishment costs	4.6	—	4.6	NM
Other expense, net	0.4	0.6	(0.2)	(33.3)%
Income before income taxes	11.4	34.9	(23.5)	(67.3)%
Provision for income taxes	3.1	8.8	(5.7)	(64.8)%
Effective tax rate	27.1%	25.2%
Net income	$8.3	$26.1	$(17.8)	(68.2)%
Sales

	Three months ended June 30,		Change
	2024	2023	$	%
	(in millions, except percentages)
Sales:
Ecoservices	$153.9	$158.1	$(4.2)	(2.7)%
Advanced Materials & Catalysts	28.9	26.0	2.9	11.2%
Total sales	$182.8	$184.1	$(1.3)	(0.7)%

Ecoservices: Sales in Ecoservices for the three months ended June 30, 2024 were $153.9 million, a decrease of $4.2 million, or 2.7%, compared to sales of $158.1 million for the three months ended June 30, 2023. The decrease in sales was due to lower average selling prices of $17.0 million, inclusive of the negative impact associated with the pass-through of lower sulfur costs of approximately $3 million, partially offset by higher sales volume of $12.8 million.
Average selling price was lower primarily due to the pass-through of lower costs, including sulfur, natural gas, freight and other variable costs. The increase in sales volume was primarily related to increased demand for regeneration services and virgin sulfuric acid.
Advanced Materials & Catalysts: Sales in Advanced Materials & Catalysts for the three months ended June 30, 2024 were $28.9 million, an increase of $2.9 million, or 11.2%, compared to sales of $26.0 million for the three months ended June 30, 2023. Of the increase in sales, $2.7 million was associated with higher sales volume and $0.2 million associated with higher average selling prices.
The increase in sales volume was primarily driven by higher end use demand for niche custom catalysts.

Gross Profit
Gross profit for the three months ended June 30, 2024 was $53.7 million, a decrease of $7.3 million, or 12.0%, compared to $61.0 million for the three months ended June 30, 2023. The decrease in gross profit was primarily due to lower average selling prices of $13.5 million, exclusive of the pass-through of lower sulfur costs, partially offset by favorable variable costs of $1.6 million along with higher sales volume of $7.7 million.
Average selling prices were lower primarily due to the pass-through of lower costs, including sulfur, natural gas, electricity, and other variable costs. The increase in sales volume was primarily related to higher demand for regeneration services and virgin sulfuric acid.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2024 were $22.7 million, an increase of $1.3 million, compared to $21.4 million for the three months ended June 30, 2023. The increase in selling, general and administrative expenses was primarily due to an increase in other compensation-related expenses of $4.0 million, offset by a decrease $1.2 million in stock compensation due to fewer overall awards granted and outstanding for the three months ended June 30, 2024 as compared to the prior year period and decrease of $1.3 million in other expenses.
Other Operating Expense, Net
Other operating expense, net for the three months ended June 30, 2024 was $3.1 million, a decrease of $3.2 million, compared to $6.3 million for the three months ended June 30, 2023. The decrease in other operating expense, net was primarily due to a decrease in net loss from asset disposals of $1.2 million, a decrease of $0.9 million in restructuring, integration and business optimization costs and a decrease of $1.1 million in transactions costs. The decrease in restructuring, integration and business optimization costs was primarily driven by lower business optimization costs and the decrease in transactions costs was primarily driven by lower costs associated with share repurchases.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the three months ended June 30, 2024 was $1.4 million, compared to $11.4 million for the three months ended June 30, 2023. The decrease was due to $10.0 million of lower earnings from the Zeolyst Joint Venture during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease in earnings from the Zeolyst Joint Venture was due to lower sales volume of catalyst used in the production of sustainable fuels, emission control catalysts and timing of niche custom catalysts.
Interest Expense, Net
Interest expense, net for the three months ended June 30, 2024 was $12.9 million, an increase of $3.7 million, as compared to $9.2 million for the three months ended June 30, 2023. The increase in interest expense, net was primarily due to the year over year increase in variable rates, which was partially offset by lower outstanding debt during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023 and benefits associated with the interest rate caps.
Debt Extinguishment Costs
Debt extinguishment costs for the three months ended June 30, 2024 were $4.6 million. On June 12, 2024, we amended our existing senior secured term loan facility to reduce the applicable interest rates and extend the maturity of the facility to June 2031. The Company evaluated the terms of the amendment in accordance with ASC 470-50 Debt - Modification and Extinguishment and determined that the amendment was primarily a modification of debt. As a result, we recorded $4.5 million of third-party financing fees as debt extinguishment costs in the condensed consolidated income statement during the three months ended June 30, 2024. In addition, previously unamortized deferred financing costs and original issue discount of $0.1 million associated with the existing senior secured term loan facility were written off as debt extinguishment costs for the three months ended June 30, 2024.
Other Expense, Net
Other expense, net for the three months ended June 30, 2024 was $0.4 million, a decrease of $0.2 million, as compared to $0.6 million for the three months ended June 30, 2023. The decrease in other expense, net primarily relates to a decrease of $0.3 million in other taxes.

Provision for Income Taxes
The provision for income taxes for the three months ended June 30, 2024 was $3.1 million, compared to $8.8 million for the three months ended June 30, 2023. The effective income tax rate for the three months ended June 30, 2024 was 27.1%, compared to 25.2% for the three months ended June 30, 2023. The Company’s quarter over quarter effective income tax rate has fluctuated primarily due to an increased discrete tax impact relative to pre-tax book income related to a stock compensation shortfall and a discrete tax benefit associated with state and local tax law changes.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended June 30, 2024 was mainly due to state and local taxes, a discrete shortfall tax expense related to stock compensation and a discrete tax expense associated with the recording of accrued penalties and interest associated with historical uncertain tax positions.
Net Income
For the foregoing reasons, net income was $8.3 million for the three months ended June 30, 2024, compared to $26.1 million for the three months ended June 30, 2023.
Adjusted EBITDA
Summarized Adjusted EBITDA information is shown below in the following table:

	Three months ended June 30,		Change
	2024	2023	$	%
	(in millions, except percentages)
Adjusted EBITDA:(1)
Ecoservices	$49.7	$60.1	$(10.4)	(17.3)%
Advanced Materials & Catalysts(2)	14.7	25.4	(10.7)	(42.1)%
Unallocated corporate expenses	(7.5)	(6.2)	(1.3)	(21.0)%
Total	$56.9	$79.3	$(22.4)	(28.2)%

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
(2)The Adjusted EBITDA for the Advanced Materials & Catalysts segment includes our 50% portion of the Adjusted EBITDA from the Zeolyst Joint Venture. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $5.6 million for the three months ended June 30, 2024, which includes $1.4 million of equity in net income, excluding $0.9 million of amortization of investment in affiliate step-up plus $3.2 million of joint venture depreciation, amortization and interest.
The Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $16.2 million for the three months ended June 30, 2023, which includes $11.4 million of equity in net income, excluding $1.6 million of amortization of investment in affiliate step-up plus $3.2 million of joint venture depreciation, amortization and interest.
Ecoservices: Adjusted EBITDA for the three months ended June 30, 2024 was $49.7 million, a decrease of $10.4 million, or 17.3%, compared to $60.1 million for the three months ended June 30, 2023. The decrease in Adjusted EBITDA was a result of unfavorable net pricing, reflecting the timing and contractual pass-through of certain costs, including energy and other indexed costs and an increase in turnaround and maintenance costs, partially offset by higher sales volume in both regeneration services and virgin sulfuric acid.
Advanced Materials & Catalysts: Adjusted EBITDA for the three months ended June 30, 2024 was $14.7 million, a decrease of $10.7 million, or 42.1%, compared to $25.4 million for the three months ended June 30, 2023. The decrease in Adjusted EBITDA was primarily a result of lower sales volume within the Zeolyst Joint Venture associated with catalysts used in the production of sustainable fuels, emission control catalysts and timing of niche custom catalysts, partially offset by higher sales in Advanced Silicas.

A reconciliation of net income to Adjusted EBITDA is as follows:

	Three months ended June 30,
	2024	2023
	(in millions)
Reconciliation of net income to Adjusted EBITDA
Net income	$8.3	$26.1
Provision for income taxes	3.1	8.8
Interest expense, net	12.9	9.2
Depreciation and amortization	21.6	21.0
EBITDA	45.9	65.1
Joint venture depreciation, amortization and interest(a)	3.2	3.2
Amortization of investment in affiliate step-up(b)	0.9	1.6
Debt extinguishment costs	4.6	—
Net loss on asset disposals(c)	—	1.1
Foreign currency exchange gain(d)	(0.1)	(0.4)
LIFO (benefit) expense(e)	(1.5)	1.1
Transaction and other related costs(f)	0.1	1.2
Equity-based compensation	3.8	5.0
Restructuring, integration and business optimization expenses(g)	0.2	1.1
Other(h)	(0.2)	0.3
Adjusted EBITDA	$56.9	$79.3

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

Adjusted Net Income
Summarized Adjusted Net Income information is shown below in the following table:

	Three months ended June 30,
	2024			2023
	Pre-tax	Tax expense (benefit)	After-tax	Pre-tax	Tax expense (benefit)	After-tax
	(in millions)
Reconciliation of net income to Adjusted Net Income(1)(2)
Net income	$11.4	$3.1	$8.3	$34.9	$8.8	$26.1
Amortization of investment in affiliate step-up(b)	0.9	0.2	0.7	1.6	0.4	1.2
Debt extinguishment costs	4.6	1.2	3.4	—	—	—
Net loss on asset disposals(c)	—	—	—	1.1	0.3	0.8
Foreign currency exchange gain(d)	(0.1)	—	(0.1)	(0.4)	(0.2)	(0.2)
LIFO (benefit) expense(e)	(1.5)	(0.3)	(1.2)	1.1	0.3	0.8
Transaction and other related costs(f)	0.1	—	0.1	1.2	0.3	0.9
Equity-based compensation	3.8	0.9	2.9	5.0	1.0	4.0
Restructuring, integration and business optimization expenses(g)	0.2	0.1	0.1	1.1	0.3	0.8
Other(h)	(0.2)	(0.1)	(0.1)	0.3	0.1	0.2
Adjusted Net Income	$19.2	$5.1	$14.1	$45.9	$11.3	$34.6

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
The adjustments to net income are shown net of applicable tax rates as determined by the calculation of our quarterly tax provision under interim financial reporting for the three months ended June 30, 2024 and June 30, 2023, except for equity-based compensation. The tax effect on equity-based compensation is derived by removing the tax effect of any equity-based compensation expense disallowed as a result of its inclusion within IRC Sec. 162(m), and adding the tax effect of equity-based stock compensation shortfall recorded as a discrete item.

Results of Operations
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Highlights
The following is a summary of our financial performance for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Sales
•Sales decreased $1.6 million to $343.4 million. The decrease in sales was primarily due to lower average selling price as a result of the pass-through of lower costs, partially offset by higher sales volume.
Gross Profit
•Gross profit decreased $4.6 million to $92.9 million. The decrease in gross profit was primarily due to lower average selling price, partially offset by favorable variable costs.
Operating Income
•Operating income decreased by $0.2 million to $41.8 million. The decrease in operating income was due to a decrease in gross profit and other operating expenses, net.
Equity in Net Income of Affiliated Companies
•Equity in net income of affiliated companies for the six months ended June 30, 2024 was $3.5 million, compared to $11.6 million for the six months ended June 30, 2023. The decrease of $8.1 million was due to lower earnings from the Zeolyst Joint Venture during the six months ended June 30, 2024, driven by lower sales volume.

The following is our unaudited condensed consolidated statements of income and a summary of financial results for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,		Change
	2024	2023	$	%
	(in millions, except percentages)
Sales	$343.4	$345.0	$(1.6)	(0.5)%
Cost of goods sold	250.5	247.5	3.0	1.2%
Gross profit	92.9	97.5	(4.6)	(4.7)%
Gross profit margin	27.1%	28.3%
Selling, general and administrative expenses	44.3	42.5	1.8	4.2%
Other operating expense, net	6.8	13.0	(6.2)	(47.7)%
Operating income	41.8	42.0	(0.2)	(0.5)%
Operating income margin	12.2%	12.2%
Equity in net (income) from affiliated companies	(3.5)	(11.6)	8.1	(69.8)%
Interest expense, net	26.3	19.0	7.3	38.4%
Debt extinguishment costs	4.6	—	4.6	NM
Other expense, net	0.6	0.2	0.4	200.0%
Income before income taxes	13.8	34.4	(20.6)	(59.9)%
Provision for income taxes	4.3	9.7	(5.4)	(55.7)%
Effective tax rate	30.9%	28.3%
Net income	$9.5	$24.7	$(15.2)	(61.5)%

Sales

	Six months ended June 30,		Change
	2024	2023	$	%
	(in millions, except percentages)
Sales:
Ecoservices	$295.6	$295.8	$(0.2)	(0.1)%
Advanced Materials & Catalysts	47.8	49.2	(1.4)	(2.8)%
Total sales	$343.4	$345.0	$(1.6)	(0.5)%

Ecoservices: Sales in Ecoservices for the six months ended June 30, 2024 were $295.6 million, a decrease of $0.2 million, or 0.1%, compared to sales of $295.8 million for the six months ended June 30, 2023. The change in sales reflects higher sales volume of $33.1 million, offset by lower average selling pricing of $33.3 million, before adjusting for the impact of the pass-through of lower sulfur costs of approximately $8 million.
Sales volume was higher primarily due to increased virgin sulfuric acid and regeneration services sales for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 which had the adverse impact of Winter Storm Elliott and extended maintenance turnaround activity at our facilities in 2023, as well as strong demand for regeneration services in the gulf coast in 2024. Average selling price was lower primarily due to the pass-through of lower costs, including sulfur, natural gas, freight and other variable costs.
Advanced Materials & Catalysts: Sales in Advanced Materials & Catalysts for the six months ended June 30, 2024 were $47.8 million, a decrease of $1.4 million, or 2.8%, compared to sales of $49.2 million for the six months ended June 30, 2023. The decrease in sales was primarily due to lower sales volume of advanced silicas used for the production of polyethylene compared to the six months ended June 30, 2023.
Gross Profit
Gross profit for the six months ended June 30, 2024 was $92.9 million, a decrease of $4.6 million, or 4.7%, compared to $97.5 million for the six months ended June 30, 2023. The decrease in gross profit was primarily driven by lower average selling prices of $25.3 million, exclusive of the approximately $8 million of pass-through of sulfur costs, partially offset by favorable variable costs along with higher sales volume of $11.1 million and unfavorable manufacturing costs of $9.6 million.
Average selling prices were lower primarily due to the pass-through of lower costs, including sulfur, natural gas, electricity and other variable costs. The higher manufacturing costs were primarily driven by planned maintenance turnaround. The increase in sales volume was primarily related to higher demand for regeneration services and virgin sulfuric acid.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2024 were $44.3 million, an increase of $1.8 million, as compared to $42.5 million for the six months ended June 30, 2023. The increase in selling, general and administrative expenses was mainly due to an increase in other compensation-related expenses of $6.0 million, partially offset by a decrease in stock compensation of $1.6 million, professional fees of $0.6 million and other expenses of $2.0 million.
Other Operating Expense, Net
Other operating expense, net for the six months ended June 30, 2024 was $6.8 million, a decrease of $6.2 million, compared to $13.0 million for the six months ended June 30, 2023. The decrease in other operating expense, net was mainly driven by a decrease of $2.4 million in transaction costs, a decrease of $1.7 million in restructuring, integration and business optimization costs and a decrease in net losses on asset disposals of $1.7 million. The decrease in restructuring, integration and business optimization costs was primarily driven by lower business optimization costs and the decrease in transactions costs was primarily associated with the sale of the Performance Chemicals business in 2021 and costs associated with share repurchases.

Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the six months ended June 30, 2024 was $3.5 million, compared to $11.6 million for the six months ended June 30, 2023. The decrease in earnings from the Zeolyst Joint Venture was due to lower sales of catalysts used in the production of sustainable fuels, emission control catalysts and timing of niche custom catalysts.
Interest Expense, Net
Interest expense, net for the six months ended June 30, 2024 was $26.3 million, an increase of $7.3 million, as compared to $19.0 million for the six months ended June 30, 2023. The increase in interest expense, net was primarily due to year over year increase in variable rates, which was partially offset by lower outstanding debt during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. This was offset by the benefits associated with our interest rate caps.
Debt Extinguishment Costs
Debt extinguishment costs for the six months ended June 30, 2024 were $4.6 million. On June 12, 2024, we amended our existing senior secured term loan facility to reduce the applicable interest rates and extend the maturity of the facility to June 2031. The Company evaluated the terms of the amendment in accordance with ASC 470-50 Debt - Modification and Extinguishment and determined that the amendment was primarily a modification of debt. As a result, we recorded $4.5 million of third-party financing fees as debt extinguishment costs in the condensed consolidated income statement during the six months ended June 30, 2024. In addition, previously unamortized deferred financing costs and original issue discount of $0.1 million associated with the existing senior secured term loan facility were written off as debt extinguishment costs for the six months ended June 30, 2024.
Other Expense, Net
Other expense, net for the six months ended June 30, 2024 was $0.6 million, an increase of $0.4 million, as compared to $0.2 million for the six months ended June 30, 2023. The increase in other expense, net primarily consisted of an increase in foreign currency exchange of $0.8 million mainly related to the non-permanent intercompany debt denominated in local currency and translated to the U.S. dollar, offset by a decrease in pension costs of $0.1 million.
Provision for Income Taxes
The provision for income taxes for the six months ended June 30, 2024 was $4.3 million, compared to $9.7 million for the six months ended June 30, 2023. The effective income tax rate for the six months ended June 30, 2024 was 30.9%, compared to 28.3% for the six months ended June 30, 2023. The Company’s effective income tax rate for the six months ended June 30, 2024 was different from the effective tax rate for the six months ended June 30, 2023 primarily due to an increased discrete tax impact relative to pre-tax book income related to stock compensation shortfall recognized discretely in the respective quarters and a discrete tax expense associated with the recording of accrued penalties and interest on historical uncertain tax positions.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the six months ended June 30, 2024 was mainly due to state and local taxes, a discrete shortfall tax expense related to stock compensation and a discrete tax expense associated with the recording of accrued penalties and interest on historical uncertain tax positions.
Net Income
For the foregoing reasons, net income was $9.5 million for the six months ended June 30, 2024, compared to $24.7 million for the six months ended June 30, 2023.

Adjusted EBITDA
Summarized Adjusted EBITDA information is shown below in the following table:

	Six months ended June 30,		Change
	2024	2023	$	%
	(in millions, except percentages)
Adjusted EBITDA(1)
Ecoservices	$91.2	$96.9	$(5.7)	(5.9)%
Advanced Materials & Catalysts(2)	25.8	38.4	(12.6)	(32.8)%
Unallocated corporate expenses	(14.6)	(13.1)	(1.5)	(11.5)%
Total	$102.4	$122.2	$(19.8)	(16.2)%

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
(2)The Adjusted EBITDA for the Advanced Materials & Catalysts segment includes our 50% portion of the Adjusted EBITDA from the Zeolyst Joint Venture. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $12.5 million for the six months ended June 30, 2024, which includes $3.5 million of equity in net income, excluding $2.5 million of amortization of investment in affiliate step-up plus $6.5 million of joint venture depreciation, amortization and interest.
The Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $21.6 million for the six months ended June 30, 2023, which includes $11.6 million of equity in net income, excluding $3.2 million of amortization of investment in affiliate step-up plus $6.8 million of joint venture depreciation, amortization and interest.

Ecoservices: Adjusted EBITDA for the six months ended June 30, 2024 was $91.2 million, a decrease of $5.7 million, or 5.9%, compared to $96.9 million for the six months ended June 30, 2023. The decrease in Adjusted EBITDA was primarily a result of higher turnaround and maintenance costs and unfavorable net pricing, reflecting the timing and contractual pass-through of certain costs including energy and other indexed costs. This was partially offset by higher sales volume for both virgin sulfuric acid and regeneration services.

Advanced Materials & Catalysts: Adjusted EBITDA for the six months ended June 30, 2024 was $25.8 million, a decrease of $12.6 million or 32.8%, compared to $38.4 million for the six months ended June 30, 2023. The decrease in Adjusted EBITDA was primarily a result of lower pricing on sales volume within the Zeolyst Joint Venture associated with catalysts used in the production of sustainable fuels, emission control catalysts and timing of niche custom catalysts.

A reconciliation of net income to Adjusted EBITDA is as follows:

	Six months ended June 30,
	2024	2023
	(in millions)
Reconciliation of net income to Adjusted EBITDA
Net income	$9.5	$24.7
Provision for income taxes	4.3	9.7
Interest expense, net	26.3	19.0
Depreciation and amortization	43.6	41.2
EBITDA	83.7	94.6
Joint venture depreciation, amortization and interest(a)	6.5	6.8
Amortization of investment in affiliate step-up(b)	2.5	3.2
Debt extinguishment costs	4.6	—
Net loss on asset disposals(c)	0.6	2.3
Foreign currency exchange loss (gain)(d)	0.1	(1.1)
LIFO (benefit) expense(e)	(2.7)	2.5
Transaction and other related costs(f)	0.2	2.6
Equity-based compensation	7.5	9.1
Restructuring, integration and business optimization expenses(g)	0.4	2.1
Other(h)	(1.0)	0.1
Adjusted EBITDA	$102.4	$122.2

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

Adjusted Net Income
Summarized Adjusted Net Income information is shown below in the following table:

	Six months ended June 30,
	2024			2023
	Pre-tax amount	Tax expense (benefit)	After-tax amount	Pre-tax amount	Tax expense (benefit)	After-tax amount
	(in millions)
Reconciliation of net income to Adjusted Net Income(1)(2)
Net income	$13.8	$4.3	$9.5	$34.4	$9.7	$24.7
Amortization of investment in affiliate step-up(b)	2.5	0.6	1.9	3.2	0.8	2.4
Debt extinguishment costs	4.6	1.2	3.4	—	—	—
Net loss on asset disposals(c)	0.6	0.1	0.5	2.3	0.6	1.7
Foreign currency exchange loss (gain)(d)	0.1	—	0.1	(1.1)	(0.2)	(0.9)
LIFO (benefit) expense(e)	(2.7)	(0.7)	(2.0)	2.5	0.7	1.8
Transaction and other related costs(f)	0.2	0.1	0.1	2.6	0.7	1.9
Equity-based compensation	7.5	1.4	6.1	9.1	0.8	8.3
Restructuring, integration and business optimization expenses(g)	0.4	0.1	0.3	2.1	0.6	1.5
Other(h)	(1.0)	(0.3)	(0.7)	0.1	—	0.1
Adjusted Net Income	$26.0	$6.8	$19.2	$55.2	$13.7	$41.5

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
The adjustments to net income are shown net of applicable tax rates of 25.1% and 26.2% for the six months ended June 30, 2024 and 2023, respectively, except equity-based compensation. The tax effect on equity-based compensation is derived by removing the tax effect of any equity-based compensation expense disallowed as a result of its inclusion within IRC Sec. 162(m), and adding the tax effect of equity-based stock compensation shortfall recorded as a discrete item.

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
We believe that our existing cash and cash equivalents and cash flows from operations, combined with availability under our ABL Facility, will be sufficient to meet our presently anticipated future cash needs for at least the next twelve months. We may also pursue strategic acquisition or divestiture opportunities, which may impact our future cash requirements. We may, from time to time, increase borrowings under our ABL Facility to meet our future cash needs. As of June 30, 2024, we had cash and cash equivalents of $83.3 million and availability of $72.3 million under our ABL Facility, after giving effect to $3.3 million of outstanding letters of credit, for a total available liquidity of $155.6 million. We did not have any revolving credit facility borrowings as of June 30, 2024. As of June 30, 2024, we were in compliance with all covenants under our debt agreements.
Our ABL Facility has one financial covenant with two ratios to maintain. The first ratio compares the total ABL availability against a threshold: the greater of 10% of the line cap (which is defined as the lesser of our revolving loan commitments and the value of our assets) or $20.0 million. The greater of this threshold cannot be greater than the total availability of the ABL Facility. The second ratio compares the ABL Facility availability of the U.S. revolving credit facility against a $15.0 million threshold. As of June 30, 2024, we were in compliance with the financial covenant under the ABL Facility.
The 2024 Term Loan Facility and the ABL Facility contain various restrictive covenants. Each limits the ability of the Company and its restricted subsidiaries to incur certain indebtedness or liens, merge, consolidate or liquidate, dispose of certain property, make investments or declare or pay dividends, make optional payments, modify certain debt instruments, enter into certain transactions with affiliates, enter into certain sales and leasebacks and certain other non-financial restrictive covenants. During such time, the Company is required to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0. The Company was in compliance with all debt covenants under the 2024 Term Loan Facility and the ABL Facility as of June 30, 2024.
Included in our cash and cash equivalents balance as of June 30, 2024 was $14.0 million of cash and cash equivalents in foreign jurisdictions. Depending on foreign cash balances, we have certain flexibility to repatriate funds should the need arise. Should the need arise, we would repatriate the funds in the most tax efficient manner from those subsidiaries. Repatriation of foreign cash is generally not subject to U.S. federal income taxes at the time of cash distribution. However, foreign earnings may still be taxed for state income tax purposes, as well as subject to certain foreign withholding tax obligations, when cash amounts are distributed back to the U.S.
Our liquidity requirements include interest payments related to our debt structure. As reported, our cash interest paid for the six months ended June 30, 2024 and 2023 was approximately $33.2 million and $19.4 million, respectively. Before any impact of hedges, a one percent change in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $8.7 million on interest expense.
We hedge the interest rate fluctuations on debt obligations through interest rate cap agreements. For more information about our interest rate cap agreements, refer to Note 12 — Financial Instruments of our condensed consolidated financials statements included in Part 1, Item 1 — Financial Statements (Unaudited).
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements include $3.3 million of outstanding letters of credit on our ABL Facility as of June 30, 2024.

Cash Flow

	Six months ended June 30,
	2024	2023
	(in millions)
Net cash provided by (used in):
Operating activities	$46.4	$41.1
Investing activities	(36.8)	(39.2)
Financing activities	(14.4)	(79.9)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(3.7)
Net change in cash and cash equivalents	(5.1)	(81.7)
Cash and cash equivalents at beginning of period	88.4	110.9
Cash and cash equivalents at end of period	$83.3	$29.2

Net cash provided by operating activities was $46.4 million for the six months ended June 30, 2024, compared to $41.1 million for the six months ended June 30, 2023. Cash generated by operating activities, other than changes in working capital, was higher by $9.1 million during the six months ended June 30, 2024, as compared to the same period in the prior year primarily due to dividends received from the Zeolyst Joint Venture offset by debt extinguishment costs. The decrease in cash from working capital during the six months ended June 30, 2024 of $3.8 million was unfavorable compared to the six months ended June 30, 2023 primarily due to unfavorable changes in receivables, inventories and accounts payable, offset by favorable changes in prepaids and other current assets and accrued liabilities.
The unfavorable change in receivables was driven by the timing of collection of sales. The unfavorable change in inventory was primarily due to the timing of sales orders and inventory build. The unfavorable change in accounts payable was due to the timing of vendor payments. The favorable change in prepaid and other current assets primarily relates to the timing of miscellaneous and interest receivables and non-trade receivables from related parties. The favorable change in accrued liabilities mainly relates to lower payments for variable employee compensation liabilities partially offset by higher payments for taxes in the current period.
Net cash used in investing activities was $36.8 million for the six months ended June 30, 2024, compared to $39.2 million during the same period in 2023. Net cash used in investing activities consisted of $36.6 million and $39.2 million to fund capital expenditures during the six months ended June 30, 2024 and 2023, respectively.
Net cash used in financing activities was $14.4 million for the six months ended June 30, 2024, compared to $79.9 million during the same period in 2023. Net cash used in financing activities was primarily driven by the lower repurchases of the Company’s common stock of $68.4 million during the six months ended June 30, 2023.
Debt

	June 30, 2024	December 31, 2023
	(in millions)
2024 Term Loan Facility	$873.0	$877.5
ABL Facility	—	—
Total debt	873.0	877.5
Original issue discount	(7.6)	(6.2)
Deferred financing costs	(3.0)	(3.4)
Total debt, net of original issue discount and deferred financing costs	862.4	867.9
Less: current portion	(6.5)	(9.0)
Total long-term debt, excluding current portion	$855.9	$858.9

As of June 30, 2024, our total debt was $873.0 million, excluding the original issue discount of $7.6 million and deferred financing costs of $3.0 million for our senior secured credit facilities. Our net debt as of June 30, 2024 was $789.7 million, including cash and cash equivalents of $83.3 million. We may seek, subject to market conditions and other factors, opportunities to repurchase, refinance or otherwise reprice our debt.

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

	Six months ended June 30,
	2024	2023
	(in millions)
Maintenance capital expenditures	$28.3	$30.4
Growth capital expenditures	5.2	3.3
Total capital expenditures	$33.5	$33.7

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
While there has been no material change in our critical accounting policies and use of estimates from those described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K, we continually evaluate our critical accounting estimates, assumptions and judgments on an ongoing basis. The Company completes its annual goodwill and indefinite-lived intangible assets impairment test during the fourth quarter of each year, or more frequently if triggering events indicate a possible impairment. The Company determines the fair value of its reporting units using both a market approach and an income, or discounted cash flow, approach. As of October 1, 2023, the date of the Company’s most recent quantitative assessments, the fair values of each of the Company’s reporting units and the fair values of the Company’s indefinite-lived trade names and trademarks exceeded their respective carrying values.
During the six months ended June 30, 2024, the Company did not identify any events or circumstances that would more likely than not reduce the fair value of the Company’s reporting units or intangible assets below their respective carrying values.
Although the estimated fair value of the Advanced Materials & Catalysts reporting unit exceeded its carrying value on October 1, 2023 by over 30%, the Company has experienced unfavorable effects on current operations resulting from certain macroeconomic and industry factors in specific end uses during the six months ended June 30, 2024. Prolonged unfavorable effects could adversely impact the estimated fair value of the Advanced Materials & Catalysts reporting unit in future periods and may result in impairment charges.
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

ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2024 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table contains information about purchases of our common stock, excluding excise tax, during the second quarter of 2024:

	Total number of shares of common stock purchased(1)	Average price paid per share of common stock (2)	Total number of shares of common stock purchased as part of publicly announced plan or programs	Maximum number (or dollar value) of shares of common stock that may yet be purchased under the plans or programs (in thousands)(1)
April 1, 2024—April 30, 2024	—	$—	—	$234,592
May 1, 2024—May 31, 2024	—	$—	—	$234,592
June 1, 2024—June 30, 2024	552,081	$9.05	552,081	$229,594
Total	552,081

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
During the three months ended June 30, 2024, the Company repurchased 552,081 of its common stock on the open market pursuant to the stock repurchase program, for a total cost of $5.0 million. As of June 30, 2024, $229.6 million was available for share repurchases under the program.
(2)Excludes brokerage commissions and other costs of execution.

ITEM 5.    OTHER INFORMATION.
Trading Arrangements
During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS.
The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1	Second Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2017)
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 3, 2021)
3.3	Certificate of Correction of Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 9, 2021)
3.4	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 9, 2024)
10.1	Second Amendment Agreement, dated as of June 12, 2024, by and among the Borrowers, Ecovyst Midco II Inc., UBS AG Cayman Islands Branch, as administrative agent, and the lenders party thereto.
31.1	Certification of Chief Executive Officer of Ecovyst Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Ecovyst Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Ecovyst Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of Ecovyst Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Quarterly Report on Form 10-Q of Ecovyst Inc. for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags

104	The cover page from the Quarterly Report on Form 10-Q of Ecovyst Inc. for the quarter ended June 30, 2024, formatted in Inline XBRL and included as Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecovyst Inc.

Date:	August 2, 2024	By:	/s/ MICHAEL FEEHAN
Michael Feehan
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)