Form 10-Q
period 2024-09-30
Ecovyst Inc.
filed 2024-11-01
CIK 1708035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of October 25, 2024 was 116,509,803.

Ecovyst Inc.

INDEX—FORM 10-Q
September 30, 2024

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sales	$179,175	$173,326	$522,532	$518,310
Cost of goods sold	124,472	120,142	374,943	367,662
Gross profit	54,703	53,184	147,589	150,648
Selling, general and administrative expenses	19,950	16,945	64,260	59,460
Other operating expense, net	3,212	4,310	9,987	17,288
Operating income	31,541	31,929	73,342	73,900
Equity in net (income) from affiliated companies	922	(4,708)	(2,543)	(16,305)
Interest expense, net	11,305	11,811	37,609	30,812
Debt extinguishment costs	—	—	4,560	—
Other expense, net	566	361	1,193	543
Income before income taxes	18,748	24,465	32,523	58,850
Provision for income taxes	4,497	7,891	8,756	17,625
Net income	$14,251	$16,574	$23,767	$41,225

Net income per share:
Basic income per share	$0.12	$0.14	$0.20	$0.35
Diluted income per share	$0.12	$0.14	$0.20	$0.34

Weighted average shares outstanding:
Basic	116,490,634	116,446,085	116,786,759	119,042,161
Diluted	117,187,054	117,374,347	117,425,254	120,417,132
See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$14,251	$16,574	$23,767	$41,225
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits	3	(213)	527	228
Net (loss) gain from hedging activities	(11,654)	1,128	(8,865)	(1,393)
Foreign currency translation	6,403	(3,112)	4,040	(99)
Total other comprehensive loss	(5,248)	(2,197)	(4,298)	(1,264)
Comprehensive income	$9,003	$14,377	$19,469	$39,961

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$123,474	$88,365
Accounts receivable, net	74,023	81,314
Inventories, net	53,709	45,115
Derivative assets	6,192	13,419
Prepaid and other current assets	26,131	17,774
Total current assets	283,529	245,987
Investments in affiliated companies	410,400	440,198
Property, plant and equipment, net	571,721	576,904
Goodwill	405,792	404,470
Other intangible assets, net	106,588	116,550
Right-of-use lease assets	25,686	24,281
Other long-term assets	36,315	29,361
Total assets	$1,840,031	$1,837,751
LIABILITIES
Current maturities of long-term debt	$8,730	$9,000
Accounts payable	33,389	40,195
Operating lease liabilities—current	7,982	8,193
Accrued liabilities	61,713	61,693
Total current liabilities	111,814	119,081
Long-term debt, excluding current portion	853,942	858,946
Deferred income taxes	108,541	115,791
Operating lease liabilities—noncurrent	17,582	16,030
Other long-term liabilities	18,782	22,439
Total liabilities	1,110,661	1,132,287
Commitments and contingencies (Note 15)
EQUITY
Common stock ($0.01 par); authorized shares 450,000,000; issued shares 140,872,846 and 140,744,045 on September 30, 2024 and December 31, 2023, respectively; outstanding shares 116,509,803 and 116,116,895 on September 30, 2024 and December 31, 2023, respectively	1,409	1,407
Preferred stock ($0.01 par); authorized shares 50,000,000; no shares issued or outstanding on September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	1,103,361	1,102,581
Accumulated deficit	(147,089)	(170,856)
Treasury stock, at cost; shares 24,363,043 and 24,627,150 on September 30, 2024 and December 31, 2023, respectively	(223,055)	(226,710)
Accumulated other comprehensive loss	(5,256)	(958)
Total equity	729,370	705,464
Total liabilities and equity	$1,840,031	$1,837,751

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock	Additional paid-in capital	(Accumulated deficit)	Treasury stock, at cost	Accumulated other comprehensive income (loss)	Total
Balance, December 31, 2023	$1,407	$1,102,581	$(170,856)	$(226,710)	$(958)	$705,464
Net income	—	—	1,221	—	—	1,221
Other comprehensive income	—	—	—	—	2,174	2,174
Tax withholdings on equity award vesting	—	—	—	(1,218)	—	(1,218)
Stock compensation expense	—	3,674	—	—	—	3,674
Shares issued under equity incentive plan, net of forfeitures	2	(9,290)	—	9,329	—	41
Balance, March 31, 2024	$1,409	$1,096,965	$(169,635)	$(218,599)	$1,216	$711,356
Net income	—	—	8,295	—	—	8,295
Other comprehensive loss	—	—	—	—	(1,224)	(1,224)
Repurchases of common shares	—	—	—	(5,010)	—	(5,010)
Stock compensation expense	—	3,827	—	—	—	3,827
Shares issued under equity incentive plan, net of forfeitures	—	(43)	—	82	—	39
Balance, June 30, 2024	$1,409	$1,100,749	$(161,340)	$(223,527)	$(8)	$717,283
Net income	—	—	14,251	—	—	14,251
Other comprehensive loss	—	—	—	—	(5,248)	(5,248)
Stock compensation expense	—	2,952	—	—	—	2,952
Shares issued under equity incentive plan, net of forfeitures	—	(340)	—	472	—	132
Balance, September 30, 2024	$1,409	$1,103,361	$(147,089)	$(223,055)	$(5,256)	$729,370

	Common stock	Additional paid-in capital	(Accumulated deficit)	Treasury stock, at cost	Accumulated other comprehensive income	Total
Balance, December 31, 2022	$1,396	$1,091,475	$(242,010)	$(149,624)	$5,992	$707,229
Net loss	—	—	(1,471)	—	—	(1,471)
Other comprehensive loss	—	—	—	—	(5,759)	(5,759)
Repurchases of common shares	—	—	—	(29,850)	—	(29,850)
Tax withholdings on equity award vesting	—	—	—	(866)	—	(866)
Stock compensation expense	—	4,756	—	—	—	4,756
Shares issued under equity incentive plan, net of forfeitures	10	102	—	—	—	112
Balance, March 31, 2023	$1,406	$1,096,333	$(243,481)	$(180,340)	$233	$674,151
Net income	—	—	26,122	—	—	26,122
Other comprehensive income	—	—	—	—	6,692	6,692
Repurchases of common shares	—	—	—	(43,524)	—	(43,524)
Excise tax on repurchases of common shares	—	—	—	(630)	—	(630)
Stock compensation expense	—	4,739	—	—	—	4,739
Shares issued under equity incentive plan, net of forfeitures	1	213	—	—	—	214
Balance, June 30, 2023	$1,407	$1,101,285	$(217,359)	$(224,494)	$6,925	$667,764
Net income	—	—	16,574	—	—	16,574
Other comprehensive loss	—	—	—	—	(2,197)	(2,197)
Repurchases of common shares	—	—	—	(5,344)	—	(5,344)
Tax withholdings on equity award vesting	—	—	—	(2,506)	—	(2,506)
Excise tax on repurchases of common shares	—	—	—	(8)	—	(8)
Stock compensation expense	—	3,392	—	—	—	3,392
Shares issued under equity incentive plan, net of forfeitures	—	(5,461)	—	5,642	—	181
Balance, September 30, 2023	$1,407	$1,099,216	$(200,785)	$(226,710)	$4,728	$677,856

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$23,767	$41,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,225	51,920
Amortization	10,559	10,536
Amortization of deferred financing costs and original issue discount	1,320	1,548
Debt extinguishment costs	90	—
Foreign currency exchange loss (gain)	531	(41)
Deferred income tax benefit	(4,450)	(1,011)
Net loss on asset disposals	832	3,326
Stock compensation	10,460	12,547
Equity in net income from affiliated companies	(2,543)	(16,305)
Dividends received from affiliated companies	33,000	10,000
Other, net	(7,859)	(5,270)
Working capital changes that provided (used) cash:
Receivables	7,588	(8,939)
Inventories	(7,404)	(3,909)
Prepaids and other current assets	(8,266)	856
Accounts payable	(5,806)	(3,694)
Accrued liabilities	(1,649)	(19,383)
Net cash provided by operating activities	106,395	73,406

Cash flows from investing activities:
Purchases of property, plant and equipment	(51,725)	(53,642)
Investment in non-marketable equity securities	(4,500)	—
Net cash used in investing activities	(56,225)	(53,642)

Cash flows from financing activities:
Draw down of revolving credit facilities	—	14,500
Repayments of revolving credit facilities	—	(14,500)
Issuance of long-term debt, net of original issue discount and financing fees	870,817	—
Repayments of long-term debt	(877,500)	(6,750)
Repurchases of common shares	(5,010)	(78,717)
Tax withholdings on equity award vesting	(1,218)	(3,372)
Repayment of financing obligation	(2,354)	(2,087)
Other, net	153	457
Net cash used in financing activities	(15,112)	(90,469)

Effect of exchange rate changes on cash and cash equivalents	51	(1,898)
Net change in cash and cash equivalents	35,109	(72,603)
Cash and cash equivalents at beginning of period	88,365	110,920
Cash and cash equivalents at end of period	$123,474	$38,317
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
The Company has two uniquely positioned specialty businesses: Ecoservices provides sulfuric acid recycling to the North American refining industry for the production of alkylate and provides high quality and high strength virgin sulfuric acid for industrial and mining applications. Ecoservices also provides chemical waste handling and treatment services, as well as ex-situ catalyst activation services for the refining and petrochemical industry. Advanced Materials & Catalysts, through its Advanced Silicas business, provides finished silica catalysts, catalyst supports and functionalized silicas necessary to produce high performing plastics and to enable sustainable chemistry, and through the Zeolyst Joint Venture, innovates and supplies specialty zeolites used in catalysts that support the production of sustainable fuels, remove nitrogen oxides from diesel engine emissions and that are broadly applied in refining and petrochemical processes.
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
2. New Accounting Standards:
Accounting Standards Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance to improve the disclosures related to public business entities reportable segments. This new guidance requires entities to provide information regarding significant segment expenses, especially those segment expenses that are regularly reported to the Company’s chief operating decision maker (“CODM,” or the Company’s Chief Executive Officer). The guidance also require public entities to disclose the nature, type and amounts of other segment items by reportable segment. Public business entities will also have to report all annual disclosures about segments profits or losses that are required by ASC 280 on an interim basis, including the significant segment expenses and other segment items. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The disclosure will be implemented as required for the fiscal year ended December 31, 2024. The Company is currently evaluating the impact of this guidance and expects to include additional disclosures. The Company does not believe that the new guidance will have a material impact on its balance sheets or statements of income.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
In October 2023, FASB issued guidance to amend either presentation or disclosure requirements related to fourteen subtopics in the FASB Accounting Standards Codification that are currently in the SEC Regulation S-X or Regulation S-K. The new guidance was issued in response to the SEC’s ruling on disclosure simplification. For entities subject to existing SEC disclosure requirements, the effective date of each amendment of the topics will be the date that the SEC removes the related disclosure from Regulation S-X or Regulation S-K. The guidance must be applied prospectively, with no early adoption permitted for entities subject to those existing SEC disclosures. The Company is currently evaluating the impact of the new guidance as it pertains to the fourteen subtopics that would impact the business and will apply prospectively once in effect.
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
• Catalyst activation
• Aluminum sulfate solution
• Ammonium bisulfite solution
Polyethylene, polymers & engineered plastics	• Catalysts and catalyst supports for high-density polyethylene and chemicals syntheses
• Antiblock for film packaging
• Catalyst for advanced recycling
Regeneration and treatment services	• Sulfuric acid regeneration services
• Hazardous waste treatment services
Industrial, mining & automotive	• Virgin sulfuric acid for mining
• Virgin sulfuric derivatives for industrial production
• Virgin sulfuric derivatives for nylon production

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following tables disaggregate the Company’s sales, by segment and end uses, for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three months ended September 30, 2024
	Ecoservices	Advanced Materials & Catalysts(2)	Total
Clean fuels, emission control & other	$9,539	$—	$9,539
Polyethylene, polymers & engineered plastics	—	25,308	25,308
Regeneration and treatment services(1)	91,037	—	91,037
Industrial, mining & automotive	53,291	—	53,291
Total segment sales	$153,867	$25,308	$179,175

	Three months ended September 30, 2023
	Ecoservices	Advanced Materials & Catalysts(2)	Total
Clean fuels, emission control & other	$8,393	$—	$8,393
Polyethylene, polymers & engineered plastics	—	25,697	25,697
Regeneration and treatment services(1)	87,692	—	87,692
Industrial, mining & automotive	51,544	—	51,544
Total segment sales	$147,629	$25,697	$173,326

	Nine months ended September 30, 2024
	Ecoservices	Advanced Materials & Catalyst(2)	Total
Clean fuels, emission control & other	$25,542	$—	$25,542
Polyethylene, polymers & engineered plastics	—	73,104	73,104
Regeneration and treatment services(1)	269,721	—	269,721
Industrial, mining & automotive	154,165	—	154,165
Total segment sales	$449,428	$73,104	$522,532

	Nine months ended September 30, 2023
	Ecoservices	Advanced Materials & Catalyst(2)	Total
Clean fuels, emission control & other	$21,559	$—	$21,559
Polyethylene, polymers & engineered plastics	—	74,877	74,877
Regeneration and treatment services(1)	274,529	—	274,529
Industrial, mining & automotive	147,345	—	147,345
Total segment sales	$443,433	$74,877	$518,310

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
Fair value on a recurring basis
The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 12)	$7,005	$—	$7,005	$—
Derivative liabilities:
Interest rate caps (Note 12)	$3,279	$—	$3,279	$—

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 12)	$19,021	$—	$19,021	$—
Derivative liabilities:
Interest rate caps (Note 12)	$2,496	$—	$2,496	$—

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
As of September 30, 2024, the Company had interest rate caps that were fair valued using Level 2 inputs. In addition, the Company applies a credit valuation adjustment to reflect credit risk which is calculated based on credit default swaps. To the extent that the Company’s net exposure under a specific master agreement is an asset, the Company utilizes the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company utilizes a default swap rate comparable to Ecovyst. The credit valuation adjustment is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the Company’s liabilities or that a market participant would be willing to pay for the Company’s assets.
Fair value on a non-recurring basis
Non-marketable equity securities
The Company’s non-marketable equity securities consist of an investment in a privately-held company without readily determinable market values. Non-marketable equity securities are accounted for using the measurement alternative, defined as cost less impairment, if any, plus or minus adjustments from observable price changes for identical or similar securities of the same issuer. Adjustments to fair value or impairments, if any, are recorded in the condensed consolidated statements of income.
On July 24, 2024, the Company paid $4,500 for a minority equity investment in Pajarito Powder LLC (“Pajarito”), an innovative materials science company that focuses on supports and catalysts required for the manufacture and operation of electrolyzers and fuel cells. The investment is recorded in other long-term assets in the condensed consolidated balance sheet and within cash flows from investing activities in the condensed consolidated statements of cash flows.
As of September 30, 2024, the carrying value in Pajarito was $4,500. There were no remeasurement events or recognized gains or losses for the three and nine months ended September 30, 2024, respectively.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
5. Stockholders' Equity:
Accumulated Other Comprehensive Income (Loss)
The following tables present the tax effects of each component of other comprehensive loss for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three months ended September 30,
	2024			2023
	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount
Defined benefit and other postretirement plans:
Net gain (loss)	$11	$(3)	$8	$(253)	$63	$(190)
Net prior service cost	(7)	2	(5)	(31)	8	(23)
Benefit plans, net	4	(1)	3	(284)	71	(213)
Net (loss) gain from hedging activities	(15,539)	3,885	(11,654)	1,247	(119)	1,128
Foreign currency translation	6,403	—	6,403	(3,112)	—	(3,112)
Other comprehensive loss	$(9,132)	$3,884	$(5,248)	$(2,149)	$(48)	$(2,197)

	Nine months ended September 30,
	2024			2023
	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount
Defined benefit and other postretirement plans:
Net gain	$724	$(181)	$543	$398	$(99)	$299
Net prior service cost	(22)	6	(16)	(94)	23	(71)
Benefit plans, net	702	(175)	527	304	(76)	228
Net loss from hedging activities	(11,820)	2,955	(8,865)	(1,998)	605	(1,393)
Foreign currency translation	4,040	—	4,040	(99)	—	(99)
Other comprehensive loss	$(7,078)	$2,780	$(4,298)	$(1,793)	$529	$(1,264)

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following tables present the changes in accumulated other comprehensive income (loss), net of tax, by component for the nine months ended September 30, 2024 and 2023, respectively:

	Defined benefit and other postretirement plans	Net gain (loss) from hedging activities	Foreign currency translation	Total
December 31, 2023	$612	$12,546	$(14,116)	$(958)
Other comprehensive income before reclassifications	549	1,657	4,040	6,246
Amounts reclassified from accumulated other comprehensive loss(1)	(22)	(10,522)	—	(10,544)
Net current period other comprehensive income (loss)	527	(8,865)	4,040	(4,298)
September 30, 2024	$1,139	$3,681	$(10,076)	$(5,256)

December 31, 2022	$(508)	$24,672	$(18,172)	$5,992
Other comprehensive income (loss) before reclassifications	207	12,057	(99)	12,165
Amounts reclassified from accumulated other comprehensive income (loss)(1)	21	(13,450)	—	(13,429)
Net current period other comprehensive income (loss)	228	(1,393)	(99)	(1,264)
September 30, 2023	$(280)	$23,279	$(18,271)	$4,728

(1)See the following table for details about these reclassifications. Amounts in parentheses indicate debits.
The following table presents the reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023, respectively:

Details about Accumulated Other Comprehensive Income Components	Amounts reclassified from Accumulated Other Comprehensive Loss (Income)(1)				Affected line item where Income is presented
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Amortization of defined benefit and other postretirement items:
Net loss	$—	$21	$7	$48	Other (expense) income(2)
Net prior service cost (credit)	7	(31)	22	(94)	Other (expense) income(2)
	7	(10)	29	(46)	Total before tax
	(2)	7	(7)	25	Tax (expense) benefit
	$5	$(3)	$22	$(21)	Net of tax

Gains and losses on cash flow hedges:
Interest rate caps	$4,711	$6,048	$14,029	$17,933	Interest income (expense)
	(1,177)	(1,511)	(3,507)	(4,483)	Tax expense
	$3,534	$4,537	$10,522	$13,450	Net of tax

Total reclassifications for the period	$3,539	$4,534	$10,544	$13,429	Net of tax

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
During the nine months ended September 30, 2024, the Company repurchased 552,081 shares on the open market at an average price of $9.05 per share, for a total of $4,998, excluding brokerage commissions and accrued excise tax. As of September 30, 2024, $229,594 was available for share repurchases under the program. During the nine months ended September 30, 2024, the Company did not need to accrue excise tax related to these repurchases, net of shares issued under the Company’s equity incentive program (see Note 18 to these condensed consolidated financial statements).
During the nine months ended September 30, 2023, the Company repurchased 541,494 shares on the open market at an average price of $9.85 per share, for a total of $5,333, excluding brokerage commissions and accrued excise tax. Additionally, in connection with secondary offerings of the Company’s common stock by an equity sponsor in March and May 2023, the Company repurchased 7,000,000 shares of its common stock sold in the offerings from the underwriters at a weighted average price of $10.48 per share concurrently with the closing of the offerings, for a total of $73,374, excluding accrued excise tax. During the nine months ended September 30, 2023, the Company accrued excise tax of $638 related to these repurchases, net of shares issued under the Company’s equity incentive program. This amount was included in accrued liabilities in the condensed consolidated balance sheet and is treated by the Company as a cost of the treasury stock transactions in equity.
Tax Withholdings on Equity Award Vesting
In connection with the vesting of restricted stock awards (“RSA” or “RSAs”), restricted stock units (“RSU” or “RSUs”) and performance stock units (“PSU” or “PSUs”), shares of common stock may be delivered to the Company by employees to satisfy withholding tax obligations at the instruction of the employee award holders. These transactions, when they occur, are accounted for as stock repurchases by the Company, with the shares returned to treasury stock at a cost representing the payment by the Company of the tax obligations on behalf of the employees in lieu of shares for the vesting unit. There were 128,801 and 315,635 shares delivered to the Company to cover tax payments for the nine months ended September 30, 2024 and 2023, respectively and the fair value of those shares withheld were $1,218 and $3,372 for the nine months ended September 30, 2024 and 2023, respectively.
6. Goodwill:
The change in the carrying amount of goodwill for the nine months ended September 30, 2024 is summarized as follows:

	Ecoservices	Advanced Materials & Catalysts	Total
Balance as of December 31, 2023	$326,589	$77,881	$404,470
Foreign exchange impact	—	1,322	1,322
Balance as of September 30, 2024	$326,589	$79,203	$405,792

The Company completes its annual goodwill and indefinite-lived intangible assets impairment test during the fourth quarter of each year, or more frequently if triggering events indicate a possible impairment. The Company determined the fair value of its reporting units using both a market approach and an income, or discounted cash flow, approach. As of October 1, 2023, the date of the Company’s most recent quantitative assessments, the fair values of each of the Company’s reporting units and the fair values of the Company’s indefinite-lived trade names and trademarks exceeded their respective carrying values.
During the nine months ended September 30, 2024, the Company did not identify any events or circumstances that would more likely than not reduce the fair value of the Company's reporting units below their respective carrying values.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Although the estimated fair value of the Advanced Materials & Catalysts reporting unit exceeded its carrying value on October 1, 2023 by over 30%, the Company has experienced unfavorable effects on current operations resulting from certain macroeconomic and industry factors in specific end uses during the nine months ended September 30, 2024. Prolonged unfavorable effects could adversely impact the estimated fair value of the Advanced Materials & Catalysts reporting unit in future periods and may result in impairment charges.
7. Other Operating Expense, Net:
A summary of other operating expense, net is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Amortization expense	$2,650	$2,645	$7,939	$7,924
Transaction and other related costs	—	187	198	2,811
Restructuring, integration and business optimization costs	535	310	920	2,438
Net loss on asset disposals	218	1,020	832	3,326
Other, net	(191)	148	98	789
	$3,212	$4,310	$9,987	$17,288

8. Inventories, Net:
Inventories, net are classified and valued as follows:

	September 30, 2024	December 31, 2023
Finished products and work in process	$50,400	$41,658
Raw materials	3,309	3,457
	$53,709	$45,115
Valued at lower of cost or market:
LIFO basis	$31,463	$24,815
Valued at lower of cost and net realizable value:
FIFO or average cost basis	22,246	20,300
	$53,709	$45,115

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
9. Investments in Affiliated Companies:
The Company accounts for investments in affiliated companies under the equity method. Affiliated companies accounted for on the equity basis as of September 30, 2024 are as follows:

Company	Country	Percent ownership
Zeolyst International	USA	50%
Zeolyst C.V.	Netherlands	50%
Following is summarized information of the combined investments(1):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sales	$76,568	$81,115	$204,073	$236,200
Gross profit	9,200	22,205	43,129	66,776
Operating (loss) income	(1,608)	12,414	10,976	39,916
Net (loss) income	(623)	12,617	11,387	42,189

(1)Summarized information of the combined investments is presented at 100%; the Company’s share of the net assets and net income of affiliates is calculated based on the percent ownership specified in the table above.
The Company’s investments in affiliated companies balance as of September 30, 2024 and December 31, 2023 includes net purchase accounting fair value adjustments of $221,463 and $224,614, respectively, related to a prior business combination consisting primarily of goodwill and intangible assets such as customer relationships, technical know-how and trade names. Consolidated equity in net income from affiliates is net of $610 and $3,151 of amortization expense related to purchase accounting fair value adjustments for the three and nine months ended September 30, 2024, respectively. Consolidated equity in net income from affiliates is net of $1,601 and $4,802 of amortization expense related to purchase accounting fair value adjustments for the three and nine months ended September 30, 2023, respectively.
The Company had receivables due from affiliates of $2,802 and $3,231 as of September 30, 2024 and December 31, 2023, respectively, which were included in prepaid and other current assets in the condensed consolidated balance sheets. The Company had payables to affiliates of $2,939 and $1,351 as of September 30, 2024 and December 31, 2023 respectively, which were included in accrued liabilities in the condensed consolidated balance sheets. Receivables and payables due from/to affiliates are generally non-trade.
The Company had no sales to affiliates for the three months ended September 30, 2024 and 2023, respectively and sales to affiliates of $2,110 and $2,457 for the nine months ended September 30, 2024 and 2023, respectively. There were no purchases from affiliates for the three and nine months ended September 30, 2024, respectively and purchases from affiliates were $236 for the three and nine months ended September 30, 2023, respectively.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
10. Property, Plant and Equipment:
A summary of property, plant and equipment, at cost, and related accumulated depreciation is as follows:

	September 30, 2024	December 31, 2023
Land	$97,413	$96,833
Buildings and improvements	92,078	84,860
Machinery and equipment	865,112	820,509
Construction in progress	39,715	42,000
	1,094,318	1,044,202
Less: accumulated depreciation	(522,597)	(467,298)
	$571,721	$576,904

Depreciation expense was $19,702 and $56,225 for the three and nine months ended September 30, 2024, respectively. Depreciation expense was $17,773 and $51,920 for the three and nine months ended September 30, 2023, respectively.
11. Long-term Debt:
The summary of long-term debt is as follows:

	September 30, 2024	December 31, 2023
2024 Term Loan Facility	$873,000	$877,500
ABL Facility	—	—
Total debt	873,000	877,500
Original issue discount	(7,432)	(6,162)
Deferred financing costs	(2,896)	(3,392)
Total debt, net of original issue discount and deferred financing costs	862,672	867,946
Less: current portion	(8,730)	(9,000)
Total long-term debt, excluding current portion	$853,942	$858,946

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
The interest rate on the 2024 Term Loan Facility was 7.50% as of September 30, 2024.
Debt extinguishment costs resulting from Term Loan amendments
The Company evaluated the terms of the amendment in accordance with ASC 470-50 Debt - Modification and Extinguishment and determined that the amendment was primarily a modification of debt. As a result, the Company recorded $4,471 of third-party financing costs as debt extinguishment costs in the condensed consolidated income statement for the nine months ended September 30, 2024 and capitalized $2,183 of original issued discount within long-term debt, excluding current portion in the condensed consolidated balance sheets as of September 30, 2024. In addition, previously unamortized deferred financing costs of $30 and original issue discount of $59 associated with the previous outstanding debt were written off as debt extinguishment costs for the nine months ended September 30, 2024.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
ABL Facility
The borrowings under the senior secured asset-based lending revolving credit facility (“ABL Facility”) bear interest at a rate equal to an adjusted term SOFR, which includes a credit spread adjustment of 10 basis points or the base rate plus a margin of between 1.25% to 1.75% or 0.25% to 0.75%, respectively. The interest rate on the ABL Facility was 8.25% as of September 30, 2024.
Fair Value of Debt
The fair value of a financial instrument is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of September 30, 2024 and December 31, 2023, the fair value of the Company’s term loan facility was $867,544 and $876,403, respectively. The fair value is classified as Level 2 based upon the fair value hierarchy (see Note 4 to these condensed consolidated financial statements for further information on fair value measurements).
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
Use of Derivative Financial Instruments to Manage Interest Rate Risk. The Company is exposed to fluctuations in interest rates on its senior secured credit facilities. Changes in interest rates will not affect the market value of such debt but will affect the Company’s interest payments over the term of the loans. Likewise, an increase in interest rates could have a material impact on the Company’s condensed consolidated statements of cash flows. The Company hedges the interest rate fluctuations on debt obligations through interest rate cap agreements. The Company records these agreements at fair value as assets or liabilities in the condensed consolidated balance sheets. As the derivatives are designated and qualify as cash flow hedges, the gains or losses on the interest rate cap agreements are recorded in stockholders’ equity as a component of other comprehensive income, net of tax. Reclassifications of the gains and losses on the interest rate cap agreements into earnings are recorded as part of interest expense in the condensed consolidated statements of income as the Company makes its interest payments on the hedged portion of its senior secured credit facilities. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices.
The following table provides a summary of the Company’s interest rate cap agreements:

Financial instrument	Number of instruments	In effect as of September 30, 2024	Current notional amount of instruments in effect	Annuitized premium of instruments in effect	Cap rate in effect for all agreements at September 30, 2024
Interest rate cap	5	3	$675,000	$24,817	1.00%

The current notional amounts of the three interest rate cap agreements in effect at September 30, 2024 are $250,000, $250,000 and $175,000. The Company entered into a $250,000 interest rate cap to mitigate interest rate volatility from August 2022 to October 2024, a $250,000 interest rate cap agreement to mitigate interest rate volatility from September 2023 to October 2025 and a $175,000 interest rate cap agreement to mitigate interest rate volatility from August 2024 to July 2026. The Company had a $150,000 interest rate cap agreement to mitigate interest rate volatility from August 2023 to July 2024.
The Company also entered into two forward starting interest rate cap agreements to mitigate interest volatility from November 2024 to October 2026 and July 2026 to July 2028.

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
The fair values of derivative instruments held as of September 30, 2024 and December 31, 2023, respectively are shown below:

	Balance sheet location	September 30, 2024	December 31, 2023
Derivative assets
Derivatives designated as cash flow hedges:
Interest rate caps	Prepaid and other current assets	$6,192	$13,419
Interest rate caps	Other long-term assets	813	5,602
Total derivative assets		$7,005	$19,021

Derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate caps	Accrued liabilities	$528	$—
Interest rate caps	Other long-term liabilities	2,751	2,496
Total derivative liabilities		$3,279	$2,496

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges on AOCI for the three and nine months ended September 30, 2024 and 2023, respectively:

		Three months ended September 30,
		2024		2023
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$(10,828)	$(4,711)	$7,294	$(6,048)

		Nine months ended September 30,
		2024		2023
	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) reclassified from AOCI into income
Interest rate caps	Interest (expense) income	$2,209	$(14,029)	$15,935	$(17,933)

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following table shows the effect of the Company’s cash flow hedge accounting on the condensed consolidated statements of income for the three and nine months ended September 30, 2024 and 2023, respectively:

	Location and amount of gain (loss) recognized in income on cash flow hedging relationships
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Total amounts of income and expense line items presented in the statement of income in which the effects of cash flow hedges are recorded in interest (expense) income	$(11,305)	$(11,811)	$(37,609)	$(30,812)
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount reclassified from AOCI into income	4,711	6,048	14,029	17,933
The amount of net unrealized gains in AOCI related to the Company’s cash flow hedges that is expected to be reclassified to the condensed consolidated statement of income over the next twelve months is $5,456 as of September 30, 2024.
13. Income Taxes:
The effective income tax rate for the three months ended September 30, 2024 was 24.0%, compared to 32.3% for the three months ended September 30, 2023. The effective income tax rate for the nine months ended September 30, 2024 was 26.9%, compared to 29.9% for the nine months ended September 30, 2023. The Company’s effective income tax rates for the three and nine months ended September 30, 2024 and 2023, respectively, fluctuated primarily due to a reduced discrete tax impact relative to pre-tax book income. The discrete tax items relate to a stock compensation shortfall, tax expense associated with the recording of accrued penalties and interest on historical uncertain tax positions and a tax benefit related to state tax refunds associated with prior tax years recorded during the current quarter.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the nine months ended September 30, 2024 was mainly due to state and local taxes, a discrete shortfall tax expense related to stock compensation and a discrete tax expense associated with the recording of accrued penalties and interest on historical uncertain tax positions.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the nine months ended September 30, 2023 was mainly due to state and local taxes, a discrete shortfall tax expense related to stock compensation, a discrete tax expense associated with the recording of accrued penalties and interest associated with historical uncertain tax positions and a discrete tax benefit connected to state and local tax law changes.
During the fourth quarter of 2024, the Company expects to recognize $8,023 of previously net unrecognized tax benefits, excluding interest and penalties, primarily due to the expiration of statutes of limitations during October 2024.
14. Benefit Plans:
The following tables present the components of net periodic (benefit) expense for the Company-sponsored defined benefit pension and postretirement plans, which cover certain employees and retirees located in the U.S.
Defined Benefit Pension Plans

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest cost	$807	$863	$2,421	$2,590
Expected return on plan assets	(837)	(826)	(2,511)	(2,479)
Settlement loss (gain)	—	22	(6)	50
Net periodic (benefit) expense	$(30)	$59	$(96)	$161

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Other Postretirement Benefit Plan

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest cost	$6	$6	$18	$18
Amortization of prior service credit	(7)	(31)	(22)	(94)
Amortization of net gain	—	(1)	(1)	(2)
Net periodic benefit	$(1)	$(26)	$(5)	$(78)

All components of net periodic (benefit) expense other than service cost are presented within other expense (income), net in the Company’s condensed consolidated statements of income.
15. Commitments and Contingent Liabilities:
There is a risk of environmental impact in the Company’s manufacturing operations. The Company’s environmental policies and practices are designed to comply with existing laws and regulations and to minimize the possibility of significant environmental impact. The Company is also subject to various other lawsuits and claims with respect to matters such as governmental regulations, labor and other actions arising out of the normal course of business. All claims that are probable and reasonably estimable have been accrued for in the Company’s condensed consolidated financial statements. When these matters are ultimately concluded and determined, the Company believes that there will be no material adverse effect on its condensed consolidated financial position, results of operations or liquidity.
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
Joint Venture Agreement
The Company entered into a joint venture agreement (the “ZI Partnership Agreement”) in 1988 with Shell Catalysts & Technologies, an affiliate of Royal Dutch Shell plc, to form Zeolyst International, a 50/50 joint venture partnership (the “Partnership”). Under the terms of the ZI Partnership Agreement, the Partnership leases certain land used in its Kansas City production facilities from Ecovyst. This lease, which has been recorded as an operating lease, provided for rental payments to the Company of $77 and $232 for the three and nine months ended September 30, 2024 and 2023, respectively. The terms of this lease are evergreen as long as the ZI Partnership Agreement is in place. The Partnership had no sales to the Company for the three and nine months ended September 30, 2024, respectively and sales to the Company were $236 for the three and nine months ended September 30, 2023, respectively.
The Partnership purchases certain raw materials from the Company and was charged for various manufacturing costs incurred at the Company’s Kansas City production facility. The amount of these costs charged to the Partnership were $3,553 and $13,637 for the three and nine months ended September 30, 2024, respectively and $4,266 and $15,135 for the three and nine months ended September 30, 2023, respectively.
Certain administrative, marketing, engineering, management-related and research and development services are provided to the Partnership by the Company. The Partnership was charged $4,132 and $13,032 for the three and nine months ended September 30, 2024, respectively and $3,625 and $10,877 for the three and nine months ended September 30, 2023, respectively, for these services.
In addition, the Partnership was charged certain product demonstration costs of $379 and $974 for the three and nine months ended September 30, 2024, respectively and $490 and $1,418 for the three and nine months ended September 30, 2023, respectively. These charges to the Partnership are recorded as reductions in either cost of goods sold or selling, general and administrative expenses in the condensed consolidated statements of income, depending on the nature of the expenditures.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The Company had an accounts receivable from the Partnership of $2,791 and $3,164 as of September 30, 2024 and December 31, 2023, respectively. Accounts payable to the Partnership was immaterial as of September 30, 2024. There were no accounts payable with the Partnership as of December 31, 2023.
17. Reportable Segments:
Summarized financial information for the Company’s reportable segments is shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sales:
Ecoservices	$153,867	$147,629	$449,428	$443,433
Advanced Materials & Catalysts(1)	25,308	25,697	73,104	74,877
Total	$179,175	$173,326	$522,532	$518,310

Adjusted EBITDA:(2)
Ecoservices	$55,098	$54,674	$146,301	$151,598
Advanced Materials & Catalysts(3)	10,929	16,360	36,775	54,718
Adjusted EBITDA from reportable segments	$66,027	$71,034	$183,076	$206,316

(1)Excludes the Company’s proportionate share of sales from the Zeolyst Joint Venture accounted for using the equity method (see Note 9 to these condensed consolidated financial statements for further information). The proportionate share of sales excluded is $30,908 and $83,413 for the three and nine months ended September 30, 2024, respectively. The proportionate share of sales excluded is $36,958 and $103,721 for the three and nine months ended September 30, 2023, respectively.
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
(3)The Adjusted EBITDA for the Company’s Advanced Materials & Catalysts segment includes the Company’s 50% portion of the Adjusted EBITDA from the Zeolyst Joint Venture. For the three months ended September 30, 2024, the Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $3,281, which includes $922 of equity in net loss plus $610 of amortization of investment in affiliate step-up and $3,593 of joint venture depreciation, amortization and interest. For the nine months ended September 30, 2024, the Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $15,767, which includes $2,543 of equity in net income plus $3,151 of amortization of investment in affiliate step-up and $10,073 of joint venture depreciation, amortization and interest.
For the three months ended September 30, 2023, the Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $9,640, which includes $4,748 of equity in net income plus $1,601 of amortization of investment in affiliate step-up and $3,291 of joint venture depreciation, amortization and interest. For the nine months ended September 30, 2023, the Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $31,270, which includes $16,356 of equity in net income plus $4,802 of amortization of investment in affiliate step-up and $10,112 of joint venture depreciation, amortization and interest.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
A reconciliation of income before income taxes to Adjusted EBITDA is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Reconciliation of income before income taxes to Adjusted EBITDA from reportable segments
Income before income taxes	$18,748	$24,465	$32,523	$58,850
Interest expense, net	11,305	11,811	37,609	30,812
Depreciation and amortization	23,227	21,290	66,784	62,456
Unallocated corporate expenses	6,224	3,163	20,836	16,243
Joint venture depreciation, amortization and interest	3,593	3,292	10,073	10,112
Amortization of investment in affiliate step-up	610	1,601	3,151	4,802
Debt extinguishment costs	—	—	4,560	—
Net loss on asset disposals	218	1,020	832	3,326
Foreign exchange (gain) loss	(1)	774	78	(362)
LIFO (benefit) expense	(552)	—	(3,223)	2,510
Transaction and other related costs	—	187	198	2,811
Equity-based compensation	2,952	3,477	10,460	12,547
Restructuring, integration and business optimization expenses	535	310	920	2,438
Other	(832)	(356)	(1,725)	(229)
Adjusted EBITDA from reportable segments	$66,027	$71,034	$183,076	$206,316

Capital expenditures for the Company’s reportable segments are shown in the following table:

	Nine months ended September 30,
	2024	2023
Capital expenditures:
Ecoservices	$42,107	$44,033
Advanced Materials & Catalysts(1)	7,824	3,631
Corporate(2)	1,794	5,978
Capital expenditures per the condensed consolidated statements of cash flows	$51,725	$53,642

(1)    Excludes the Company’s proportionate share of capital expenditures from the Zeolyst Joint Venture.
(2)    Includes corporate capital expenditures, the cash impact from changes in capital expenditures in accounts payable and capitalized interest.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
18. Stock-Based Compensation:
The Company has an equity incentive plan under which it grants common stock awards to employees, directors and affiliates of the Company. At September 30, 2024, 8,081,073 shares of common stock were available for issuance under the plan. The Company settles these awards through the issuance of treasury shares under its equity incentive plan.
RSU
During the nine months ended September 30, 2024, the Company granted 1,126,166 RSUs under its equity incentive plan. Each RSU provides the recipient with the right to receive a share of common stock subject to graded vesting terms based on service, which for the awards granted during the nine months ended September 30, 2024, generally requires approximately one year of service for members of the Company’s board of directors and approximately three years of service for employees. The value of the RSUs granted during the nine months ended September 30, 2024 was based on the average of the high and low trading prices of the Company’s common stock on the NYSE on the preceding trading day, in accordance with the Company’s policy for valuing such awards. Compensation expense related to the RSUs is recognized on a straight-line basis over the respective vesting period.
PSU
2024 Grants
During the nine months ended September 30, 2024, the Company granted 535,629 PSUs (at target) under its equity incentive plan. The PSUs granted during the nine months ended September 30, 2024 provide the recipients with the right to receive shares of common stock dependent on 50% of a Company-specific financial performance target and 50% on the relative increase in the total shareholder return (“TSR”) goal (“the Performance measures”). The Performance measures are measured independently of each other, but achievement of both metrics is measured on the same three-year performance period from January 1, 2024 through December 31, 2026 (“Performance period”). Depending on the Company’s performance relative to the Performance measures, each PSU award recipient is eligible to receive a percentage of the target number of shares granted to the recipient, ranging from zero to 200%. The PSUs, to the extent earned, will vest on the date the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) certifies the achievement of the Performance measures for the Performance period, which will occur subsequent to the end of the Performance period and after the Company files its annual consolidated financial statements for the year ending December 31, 2026.
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
The Company used a Monte Carlo simulation to estimate the $11.64 weighted average fair value of the awards granted, subject to the TSR goal during the nine months ended September 30, 2024, with the following weighted average assumptions:

Expected dividend yield	—%
Risk-free interest rate	4.09%
Expected volatility	39.45%
Expected term (in years)	2.95

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
2021 Grants
In February 2024, the Compensation Committee certified the achievement of the performance metrics for the three-year period ended December 31, 2023, related to the PSUs granted during the year ended December 31, 2021. The PSUs granted during the year ended December 31, 2021 provide the recipients with the right to receive shares of common stock dependent on the achievement of a TSR goal and are generally subject to the provision of service through the vesting date of the award. The TSR goal was based on the Company’s actual TSR percentage increase over the performance period. The awards vested during the nine months ended September 30, 2024 with no percentage of the TSR goal earned.
Award Activity
The following table summarizes the activity for the Company’s RSUs and PSUs for the nine months ended September 30, 2024:

	Restricted Stock Units		Performance Stock Units
	Number of units	Weighted average grant date fair value (per share)	Number of units		Weighted average grant date fair value (per share)
Nonvested as of December 31, 2023	1,962,828	$10.55	959,217	(1)	$11.84
Granted	1,126,166	$8.84	535,629		$10.23
Vested	(1,000,288)	$11.10	—		$—
Forfeited	(108,833)	$9.27	(141,437)		$12.82
Nonvested as of September 30, 2024	1,979,873	$9.37	1,353,409	(1)	$11.10

(1)Based on target.
During the nine months ended September 30, 2024, the Company also granted 4,540 of RSAs with a weighted average grant date fair value of $8.81 per share that immediately vested. Cash proceeds received by the Company from the exercise of stock options were not material for the nine months ended September 30, 2024.
Stock-Based Compensation Expense
For the three months ended September 30, 2024 and 2023, stock-based compensation expense for the Company was $2,952 and $3,477, respectively. The associated income tax benefit based on the applicable statutory rate recognized in the condensed consolidated statements of income for the three months ended September 30, 2024 and 2023 was $724 and $826, respectively.
For the nine months ended September 30, 2024 and 2023, stock-based compensation expense for the Company was $10,460 and $12,547, respectively. The associated income tax benefit based on the applicable statutory rate recognized in the condensed consolidated statements of income for the nine months ended September 30, 2024 and 2023 was $2,565 and $2,980, respectively.
As of September 30, 2024, unrecognized compensation cost of $11,283 for RSUs and $6,341 for PSUs are considered probable of vesting and the weighted-average period over which these costs are expected to be recognized at September 30, 2024 was 1.71 years for the RSUs and 1.77 years for the PSUs.

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
The reconciliation from basic to diluted weighted average shares outstanding is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Weighted average shares outstanding – Basic	116,490,634	116,446,085	116,786,759	119,042,161
Dilutive effect of unvested common shares and RSUs with service conditions, PSUs considered probable of vesting and assumed stock option exercises and conversions	696,420	928,262	638,495	1,374,971
Weighted average shares outstanding – Diluted	117,187,054	117,374,347	117,425,254	120,417,132

Basic and diluted income per share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$14,251	$16,574	$23,767	$41,225

Denominator:
Weighted average shares outstanding – Basic	116,490,634	116,446,085	116,786,759	119,042,161
Weighted average shares outstanding – Diluted	117,187,054	117,374,347	117,425,254	120,417,132

Net income per share:
Basic income per share	$0.12	$0.14	$0.20	$0.35
Diluted income per share	$0.12	$0.14	$0.20	$0.34

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The table below presents the details of the Company’s weighted average equity-based awards outstanding during each respective period that were excluded from the calculation of diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
RSAs with performance only targets not achieved	—	—	—	65,966
Stock options with performance only targets not achieved	—	—	—	68,890
Anti-dilutive RSUs and PSUs	920,355	—	419,315	—
Anti-dilutive stock options	367,100	454,461	367,100	556,114
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
20. Supplemental Cash Flow Information:
The following table presents supplemental cash flow information for the Company:

	Nine months ended September 30,
	2024	2023
Cash paid during the period for:
Income taxes, net of refunds	$20,832	$19,019
Interest(1)	36,982	28,466
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the period end	2,358	589
Non-cash financing activity:
Accrued excise tax on share repurchases (Note 5)	—	638
Right-of-use assets obtained in exchange for new lease liabilities (non-cash):
Operating leases	8,166	8,048

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
Stock Repurchase Program
On April 27, 2022, the Board approved a stock repurchase program that authorized the Company to purchase up to $450.0 million of the Company’s common stock over the four-year period from the date of approval. For the nine months ended September 30, 2024, the Company repurchased 552,081 shares on the open market at an average price of $9.05 per share, for a total of $5.0 million excluding brokerage commissions and accrued excise tax. As of September 30, 2024, $229.6 million was available for share repurchases under the program.
For the nine months ended September 30, 2023, the Company repurchased 541,494 shares on the open market at an average price of $9.85, for a total of $5.3 million, excluding brokerage commissions and accrued excise tax. Additionally, in connection with secondary offerings of the Company’s common stock by an equity sponsor in March and May 2023, the Company repurchased 7,000,000 shares of its common stock in the offerings from underwriters at a weighted average price of $10.48 per share concurrently with the close of the offerings, for a total of $73.4 million, excluding accrued excise tax.

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
Key Factors and Trends Affecting Operating Results and Financial Condition
Sales
Sales in our Ecoservices and Advanced Materials & Catalysts segments are made on both a purchase order basis and pursuant to long-term contracts. Within the Zeolyst Joint Venture, included in our Advanced Materials & Catalysts segment, we may also experience demand fluctuations based upon the timing of some of our customer’s fixed bed catalyst replacements or the timing of sales of catalysts used in the production of sustainable fuels.
Our Ecoservices and Advanced Materials & Catalysts segments continued to benefit from positive demand trends for our products and services in the majority of end uses we serve. For Ecoservices, strong domestic and export demand for refined products continued to support high refinery utilization rates, while more stringent gasoline standards and growing demand for premium gasoline to power higher-compression and turbo-charged engines continued to drive demand for alkylate and for our regeneration services. In addition, demand for virgin sulfuric acid across a wide range of industrial applications remained favorable. For our Advanced Materials & Catalysts segment, global polyethylene demand remained positive, supporting our sales of polyethylene catalysts and catalysts supports. Within the Zeolyst Joint Venture, hydrocracking catalyst sales continued to reflect demand fluctuations driven by customer order timing associated by the timing of fixed bed catalyst replacement cycles and sales of niche-custom catalysts, which tend to be event driven, continued to reflect variability in customer order patterns.
With a current imbalance between the production capacity for renewable diesel and current demand, we continue to expect lower demand in the near to mid-term for catalyst sales into the production of renewable diesel. In addition, given various macro-economic conditions which have adversely impacted sales of heavy-duty diesel vehicles, we reduced our expectations for sales of emission control catalysts.
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
The primary raw materials for our Ecoservices segment include spent sulfuric acid, sulfur, acids, bases (including sodium hydroxide, or “caustic soda”) and certain metals. Spent sulfuric acid for our Ecoservices segment is supplied by customers for a nominal charge as part of their contracts. The primary raw materials used in the manufacture of products in our Advanced Materials & Catalysts segment include sodium silicate and cesium hydroxide.

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
Foreign Currency
As a global business, we are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. We operate in various geographies with approximately 5% of our sales for the nine months ended September 30, 2024 and approximately 6% for the year ended December 31, 2023 were in currencies other than the U.S. dollar. Because our condensed consolidated financial results are reported in U.S. dollars, sales or earnings generated in currencies other than the U.S. dollar can result in a significant increase or decrease in the amount of those sales and earnings when translated to U.S. dollars. The foreign currency to which we have the most significant exchange rate exposure is the British pound.
Results of Operations
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Highlights
The following is a summary of our financial performance for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Sales
•Sales increased $5.9 million to $179.2 million. The increase in sales was primarily due to the result of higher average selling prices for regeneration services and higher sales volume of virgin sulfuric acid.
Gross Profit
•Gross profit increased $1.5 million to $54.7 million. The increase in gross profit was primarily due to higher average selling pricing and higher sales volume, partially offset by unfavorable manufacturing costs.
Operating Income
•Operating income decreased by $0.4 million to $31.6 million. The decrease in operating income was due to higher selling, general and administrative expenses, partially offset by higher gross profit and lower other operating expenses, net.

Equity in Net Income of Affiliated Companies
•Equity in net income of affiliated companies for the three months ended September 30, 2024 was a net loss of $0.9 million, compared to net income of $4.7 million for the three months ended September 30, 2023. The decrease of $5.6 million was due to lower earnings generated by the Zeolyst Joint Venture for the three months ended September 30, 2024, driven by lower sales volume.
The following is our unaudited condensed consolidated statements of income and a summary of financial results for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,		Change
	2024	2023	$	%
	(in millions, except percentages)
Sales	$179.2	$173.3	$5.9	3.4%
Cost of goods sold	124.5	120.1	4.4	3.7%
Gross profit	54.7	53.2	1.5	2.8%
Gross profit margin	30.5%	30.7%
Selling, general and administrative expenses	20.0	16.9	3.1	18.3%
Other operating expense, net	3.1	4.3	(1.2)	(27.9)%
Operating income	31.6	32.0	(0.4)	(1.3)%
Operating income margin	17.6%	18.4%
Equity in net (income) from affiliated companies	0.9	(4.7)	5.6	(119.1)%
Interest expense, net	11.3	11.8	(0.5)	(4.2)%
Other expense, net	0.6	0.4	0.2	50.0%
Income before income taxes	18.8	24.5	(5.7)	(23.3)%
Provision for income taxes	4.5	7.9	(3.4)	(43.0)%
Effective tax rate	24.0%	32.3%
Net income	$14.3	$16.6	$(2.3)	(13.9)%
Sales

	Three months ended September 30,		Change
	2024	2023	$	%
	(in millions, except percentages)
Sales:
Ecoservices	$153.9	$147.6	$6.3	4.3%
Advanced Materials & Catalysts	25.3	25.7	(0.4)	(1.6)%
Total sales	$179.2	$173.3	$5.9	3.4%

Ecoservices: Sales in Ecoservices for the three months ended September 30, 2024 were $153.9 million, an increase of $6.3 million, or 4.3%, compared to sales of $147.6 million for the three months ended September 30, 2023. The increase in sales was due to higher average selling prices of $3.0 million and higher sales volume of $3.3 million. The impact associated with the pass-through of lower sulfur costs was immaterial for the three months ended September 30, 2024.
Average selling prices were higher primarily due to favorable contractual pricing in regeneration services. The increase in sales volume was primarily related to the increased demand for virgin sulfuric acid.
Advanced Materials & Catalysts: Sales in Advanced Materials & Catalysts for the three months ended September 30, 2024 were $25.3 million, a decrease of $0.4 million, or 1.6%, compared to sales of $25.7 million for the three months ended September 30, 2023. The decrease of $0.4 million was primarily due to the timing of niche custom catalysts sales, partially offset by higher advanced silicas used for the production of polyethylene.

Gross Profit
Gross profit for the three months ended September 30, 2024 was $54.7 million, an increase of $1.5 million, or 2.8%, compared to $53.2 million for the three months ended September 30, 2023. The increase in gross profit was primarily due to higher average selling prices of $3.0 million, higher sales volume and mix of $3.3 million, partially offset by unfavorable manufacturing costs of $4.8 million.
Average selling prices were higher primarily due to the favorable contractual pricing in regeneration services. The increase in sales volume was primarily related to higher demand for virgin sulfuric acid and higher advanced silicas used for the production of polyethylene. Higher manufacturing costs were driven by general inflation, higher planned maintenance costs and costs associated with our manufacturing plant reliability improvement program in Ecoservices.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2024 were $20.0 million, an increase of $3.1 million, compared to $16.9 million for the three months ended September 30, 2023. The increase in selling, general and administrative expenses was primarily due to an increase in other compensation-related expenses of $3.7 million, offset by a decrease of $0.5 million in stock compensation due to fewer overall awards granted and outstanding for the three months ended September 30, 2024.
Other Operating Expense, Net
Other operating expense, net for the three months ended September 30, 2024 was $3.1 million, a decrease of $1.2 million, compared to $4.3 million for the three months ended September 30, 2023. The decrease in other operating expense, net was primarily due to a decrease in net loss from asset disposals of $0.8 million compared to the prior year.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the three months ended September 30, 2024 was a net loss of $0.9 million, compared to net income of $4.7 million for the three months ended September 30, 2023. The decrease was due to $5.6 million of lower earnings from the Zeolyst Joint Venture during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease in earnings from the Zeolyst Joint Venture was due to lower sales volume of catalysts used in the production of sustainable fuels and emission control applications, partially offset by higher sales of hydrocracking catalysts and custom catalysts.
Interest Expense, Net
Interest expense, net for the three months ended September 30, 2024 was $11.3 million, a decrease of $0.5 million, as compared to $11.8 million for the three months ended September 30, 2023. The decrease in interest expense, net was primarily due to the period over period decrease in the interest rate spread on the term loan during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.
Other Expense, Net
Other expense, net for the three months ended September 30, 2024 was $0.6 million, an increase of $0.2 million, as compared to $0.4 million for the three months ended September 30, 2023. The increase in other expense, net primarily relates to lower other income of $0.4 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, partially offset by a decrease in foreign currency exchange of $0.2 million mainly related to the remeasurement effects of monetary assets and liabilities, denominated in foreign currency.
Provision for Income Taxes
The provision for income taxes for the three months ended September 30, 2024 was $4.5 million, compared to $7.9 million for the three months ended September 30, 2023. The effective income tax rate for the three months ended September 30, 2024 was 24.0%, compared to 32.3% for the three months ended September 30, 2023. The Company’s quarter over quarter effective income tax rate has fluctuated primarily due to a reduced discrete tax impact relative to pre-tax book income. The discrete tax items relate to a stock compensation shortfall, tax expense associated with the recording of accrued penalties and interest on historical uncertain tax positions and a tax benefit related to state tax refunds associated with prior tax years recorded during the current quarter.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended September 30, 2024 was mainly due to state and local taxes, a discrete shortfall tax expense related to stock compensation and a discrete tax expense associated with the recording of accrued penalties and interest associated with historical uncertain tax positions.

During the fourth quarter of 2024, the Company expects to recognize $8,023 of previously net unrecognized tax benefits, excluding interest and penalties, primarily due to the expiration of statutes of limitations during October 2024.
Net Income
For the foregoing reasons, net income was $14.3 million for the three months ended September 30, 2024, compared to $16.6 million for the three months ended September 30, 2023.
Adjusted EBITDA
Summarized Adjusted EBITDA information is shown below in the following table:

	Three months ended September 30,		Change
	2024	2023	$	%
	(in millions, except percentages)
Adjusted EBITDA:(1)
Ecoservices	$55.1	$54.7	$0.4	0.7%
Advanced Materials & Catalysts(2)	10.9	16.4	(5.5)	(33.5)%
Unallocated corporate expenses	(6.2)	(3.2)	(3.0)	(93.8)%
Total	$59.8	$67.9	$(8.1)	(11.9)%

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
(2)The Adjusted EBITDA for the Advanced Materials & Catalysts segment includes our 50% portion of the Adjusted EBITDA from the Zeolyst Joint Venture. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $3.3 million for the three months ended September 30, 2024, which includes $0.9 million of equity in net loss, excluding $0.6 million of amortization of investment in affiliate step-up plus $3.6 million of joint venture depreciation, amortization and interest.
The Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $9.6 million for the three months ended September 30, 2023, which includes $4.7 million of equity in net income, excluding $1.6 million of amortization of investment in affiliate step-up plus $3.3 million of joint venture depreciation, amortization and interest.
Ecoservices: Adjusted EBITDA for the three months ended September 30, 2024 was $55.1 million, an increase of $0.4 million, or 0.7%, compared to $54.7 million for the three months ended September 30, 2023. The increase in Adjusted EBITDA was a result of favorable contractual pricing for regeneration services and higher sales volume of virgin sulfuric acid, partially offset by higher manufacturing costs associated with inflation, increased planned maintenance costs and costs associated with the manufacturing plant reliability improvement program.
Advanced Materials & Catalysts: Adjusted EBITDA for the three months ended September 30, 2024 was $10.9 million, a decrease of $5.5 million, or 33.5%, compared to $16.4 million for the three months ended September 30, 2023. The decrease in Adjusted EBITDA was primarily a result of lower sales volume within the Zeolyst Joint Venture associated with catalysts used in the production of sustainable fuels and emission control applications, partially offset by higher sales of hydrocracking catalysts and custom catalysts. In Advanced Silicas, favorable mix and increased sales of advanced silicas used for the production of polyethylene helped drive higher Adjusted EBITDA.

A reconciliation of net income to Adjusted EBITDA is as follows:

	Three months ended September 30,
	2024	2023
	(in millions)
Reconciliation of net income to Adjusted EBITDA
Net income	$14.3	$16.6
Provision for income taxes	4.5	7.9
Interest expense, net	11.3	11.8
Depreciation and amortization	23.2	21.3
EBITDA	53.3	57.6
Joint venture depreciation, amortization and interest(a)	3.6	3.3
Amortization of investment in affiliate step-up(b)	0.6	1.6
Net loss on asset disposals(c)	0.2	1.0
Foreign currency exchange loss(d)	—	0.8
LIFO benefit(e)	(0.6)	—
Transaction and other related costs(f)	—	0.2
Equity-based compensation	3.0	3.5
Restructuring, integration and business optimization expenses(g)	0.5	0.3
Other(h)	(0.8)	(0.4)
Adjusted EBITDA	$59.8	$67.9

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
(d)Reflects the exclusion of the foreign currency transaction gains and losses in the statements of income related to the remeasurement effects of monetary assets and liabilities, including non-permanent intercompany debt, denominated in foreign currency.
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

Adjusted Net Income
Summarized Adjusted Net Income information is shown below in the following table:

	Three months ended September 30,
	2024			2023
	Pre-tax	Tax expense (benefit)	After-tax	Pre-tax	Tax expense (benefit)	After-tax
	(in millions)
Reconciliation of net income to Adjusted Net Income(1)(2)
Net income	$18.8	$4.5	$14.3	$24.5	$7.9	$16.6
Amortization of investment in affiliate step-up(b)	0.6	0.1	0.5	1.6	0.5	1.1
Net loss on asset disposals(c)	0.2	0.1	0.1	1.0	0.3	0.7
Foreign currency exchange loss(d)	—	—	—	0.8	0.2	0.6
LIFO benefit(e)	(0.6)	(0.2)	(0.4)	—	—	—
Transaction and other related costs(f)	—	—	—	0.2	0.1	0.1
Equity-based compensation	3.0	0.7	2.3	3.5	0.3	3.2
Restructuring, integration and business optimization expenses(g)	0.5	0.1	0.4	0.3	0.1	0.2
Other(h)	(0.8)	(0.1)	(0.7)	(0.4)	(0.1)	(0.3)
Adjusted Net Income	$21.7	$5.2	$16.5	$31.5	$9.3	$22.2

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
The adjustments to net income are shown net of applicable tax rates as determined by the calculation of our quarterly tax provision under interim financial reporting for the three months ended September 30, 2024 and September 30, 2023, except for equity-based compensation. The tax effect on equity-based compensation is derived by removing the tax effect of any equity-based compensation expense disallowed as a result of its inclusion within IRC Sec. 162(m) and adding the tax effect of equity-based stock compensation shortfall recorded as a discrete item.

Results of Operations
Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Highlights
The following is a summary of our financial performance for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Sales
•Sales increased $4.2 million to $522.5 million. The increase in sales was primarily due to higher sales volume of regeneration services and virgin sulfuric acid, partially offset by lower average selling price as a result of the pass-through of lower costs in Ecoservices and lower sales volume of advanced silicas.
Gross Profit
•Gross profit decreased $3.0 million to $147.6 million. The decrease in gross profit was primarily due to lower average selling price and unfavorable manufacturing costs, partially offset by higher sales volume and favorable variable costs.
Operating Income
•Operating income decreased by $0.5 million to $73.4 million. The decrease in operating income was due to a decrease in gross profit and higher selling, general and administrative expenses, partially offset by lower other operating expense, net.
Equity in Net Income of Affiliated Companies
•Equity in net income of affiliated companies for the nine months ended September 30, 2024 was $2.5 million, compared to $16.3 million for the nine months ended September 30, 2023. The decrease of $13.8 million was due to lower earnings from the Zeolyst Joint Venture during the nine months ended September 30, 2024, driven by lower sales volume.

The following is our unaudited condensed consolidated statements of income and a summary of financial results for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,		Change
	2024	2023	$	%
	(in millions, except percentages)
Sales	$522.5	$518.3	$4.2	0.8%
Cost of goods sold	374.9	367.7	7.2	2.0%
Gross profit	147.6	150.6	(3.0)	(2.0)%
Gross profit margin	28.2%	29.1%
Selling, general and administrative expenses	64.3	59.5	4.8	8.1%
Other operating expense, net	9.9	17.2	(7.3)	(42.4)%
Operating income	73.4	73.9	(0.5)	(0.7)%
Operating income margin	14.0%	14.3%
Equity in net (income) from affiliated companies	(2.5)	(16.3)	13.8	(84.7)%
Interest expense, net	37.6	30.8	6.8	22.1%
Debt extinguishment costs	4.6	—	4.6	NM
Other expense, net	1.1	0.6	0.5	83.3%
Income before income taxes	32.6	58.8	(26.2)	(44.6)%
Provision for income taxes	8.8	17.6	(8.8)	(50.0)%
Effective tax rate	26.9%	29.9%
Net income	$23.8	$41.2	$(17.4)	(42.2)%

Sales

	Nine months ended September 30,		Change
	2024	2023	$	%
	(in millions, except percentages)
Sales:
Ecoservices	$449.4	$443.4	$6.0	1.4%
Advanced Materials & Catalysts	73.1	74.9	(1.8)	(2.4)%
Total sales	$522.5	$518.3	$4.2	0.8%

Ecoservices: Sales in Ecoservices for the nine months ended September 30, 2024 were $449.4 million, an increase of $6.0 million, or 1.4%, compared to sales of $443.4 million for the nine months ended September 30, 2023. The change in sales reflects higher sales volume of $36.4 million, offset by lower average selling prices of $30.4 million, inclusive of the negative impact associated with the pass-through of lower sulfur costs of approximately $7 million.
Sales volume was higher primarily due to increased virgin sulfuric acid and regeneration services sales for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, which had the adverse impact of Winter Storm Elliott and extended maintenance turnaround activity at our facilities in 2023, as well as strong demand for regeneration services in the gulf coast in 2024. Average selling prices were lower primarily due to the pass-through of lower costs, including sulfur, natural gas, freight and other variable costs.
Advanced Materials & Catalysts: Sales in Advanced Materials & Catalysts for the nine months ended September 30, 2024 were $73.1 million, a decrease of $1.8 million, or 2.4%, compared to sales of $74.9 million for the nine months ended September 30, 2023. The decrease in sales was primarily due to lower sales volume of advanced silicas used for the production of polyethylene compared to the nine months ended September 30, 2023.
Gross Profit
Gross profit for the nine months ended September 30, 2024 was $147.6 million, a decrease of $3.0 million, or 2.0%, compared to $150.6 million for the nine months ended September 30, 2023. The decrease in gross profit was primarily driven by lower average selling prices of $23.0 million, exclusive of the approximately $7 million of pass-through of sulfur costs and unfavorable manufacturing costs, partially offset by favorable variable costs and higher sales volume of $14.3 million.
Average selling prices were lower primarily due to the pass-through of lower costs, including sulfur, natural gas, electricity and other variable costs. The higher manufacturing costs were primarily driven by planned maintenance turnaround costs, general inflation and costs associated with the manufacturing plant reliability improvement program in Ecoservices. The increase in sales volume was primarily related to higher demand for both regeneration services and virgin sulfuric acid.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2024 were $64.3 million, an increase of $4.8 million, as compared to $59.5 million for the nine months ended September 30, 2023. The increase in selling, general and administrative expenses was mainly due to an increase in other compensation-related expenses of $9.7 million, partially offset by a decrease in stock compensation of $2.1 million, professional fees of $0.5 million and other expenses of $2.0 million.
Other Operating Expense, Net
Other operating expense, net for the nine months ended September 30, 2024 was $9.9 million, a decrease of $7.3 million, compared to $17.2 million for the nine months ended September 30, 2023. The decrease in other operating expense, net was mainly driven by a decrease of $2.6 million in transaction costs, a decrease of $1.7 million in restructuring, integration and business optimization costs and a decrease in net losses on asset disposals of $2.5 million.

Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the nine months ended September 30, 2024 was $2.5 million, compared to $16.3 million for the nine months ended September 30, 2023. The decrease in earnings from the Zeolyst Joint Venture was driven by lower sales of catalysts used in the production of sustainable fuels and emission control applications, partially offset by higher hydrocracking catalyst sales during the nine months ended September 30, 2024 compared to the prior year.
Interest Expense, Net
Interest expense, net for the nine months ended September 30, 2024 was $37.6 million, an increase of $6.8 million, as compared to $30.8 million for the nine months ended September 30, 2023. The increase in interest expense, net was primarily due to the year over year increase in variable rates, which was partially offset by lower outstanding debt during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 and the benefits associated with our interest rate caps.
Debt Extinguishment Costs
Debt extinguishment costs for the nine months ended September 30, 2024 were $4.6 million. On June 12, 2024, we amended our existing senior secured term loan facility to reduce the applicable interest rates and extend the maturity of the facility to June 2031. The Company evaluated the terms of the amendment in accordance with ASC 470-50 Debt - Modification and Extinguishment and determined that the amendment was primarily a modification of debt. As a result, we recorded $4.5 million of third-party financing fees as debt extinguishment costs in the condensed consolidated income statement during the nine months ended September 30, 2024. In addition, previously unamortized deferred financing costs and original issue discount of $0.1 million associated with the existing senior secured term loan facility were written off as debt extinguishment costs for the nine months ended September 30, 2024.
Other Expense, Net
Other expense, net for the nine months ended September 30, 2024 was $1.1 million, an increase of $0.5 million, as compared to $0.6 million for the nine months ended September 30, 2023. The increase in other expense, net primarily consisted of an increase in foreign currency exchange of $0.6 million mainly related to the remeasurement effects of monetary assets and liabilities, denominated in foreign currency.
Provision for Income Taxes
The provision for income taxes for the nine months ended September 30, 2024 was $8.8 million, compared to $17.6 million for the nine months ended September 30, 2023. The effective income tax rate for the nine months ended September 30, 2024 was 26.9%, compared to 29.9% for the nine months ended September 30, 2023. The Company’s effective income tax rate for the nine months ended September 30, 2024 was different from the effective tax rate for the nine months ended September 30, 2023 primarily due to a reduced discrete tax impact relative to pre-tax book income. The discrete tax items relate to a stock compensation shortfall recognized discretely in the respective quarters, tax expense associated with the recording of accrued penalties and interest on historical uncertain tax positions and a tax benefit related to state tax refunds associated with prior tax years recorded during the current quarter.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the nine months ended September 30, 2024 was mainly due to state and local taxes, a discrete shortfall tax expense related to stock compensation, a discrete tax expense associated with the recording of accrued penalties and interest on historical uncertain tax positions and recording a tax benefit related to tax refunds associated with prior years.
During the fourth quarter of 2024, the Company expects to recognize $8,023 of previously net unrecognized tax benefits, excluding interest and penalties, primarily due to the expiration of statutes of limitations during October 2024.
Net Income
For the foregoing reasons, net income was $23.8 million for the nine months ended September 30, 2024, compared to $41.2 million for the nine months ended September 30, 2023.

Adjusted EBITDA
Summarized Adjusted EBITDA information is shown below in the following table:

	Nine months ended September 30,		Change
	2024	2023	$	%
	(in millions, except percentages)
Adjusted EBITDA(1)
Ecoservices	$146.3	$151.6	$(5.3)	(3.5)%
Advanced Materials & Catalysts(2)	36.8	54.7	(17.9)	(32.7)%
Unallocated corporate expenses	(20.8)	(16.2)	(4.6)	(28.4)%
Total	$162.3	$190.1	$(27.8)	(14.6)%

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
(2)The Adjusted EBITDA for the Advanced Materials & Catalysts segment includes our 50% portion of the Adjusted EBITDA from the Zeolyst Joint Venture. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $15.8 million for the nine months ended September 30, 2024, which includes $2.5 million of equity in net income, excluding $3.2 million of amortization of investment in affiliate step-up plus $10.1 million of joint venture depreciation, amortization and interest.
The Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $31.3 million for the nine months ended September 30, 2023, which includes $16.4 million of equity in net income, excluding $4.8 million of amortization of investment in affiliate step-up plus $10.1 million of joint venture depreciation, amortization and interest.

Ecoservices: Adjusted EBITDA for the nine months ended September 30, 2024 was $146.3 million, a decrease of $5.3 million, or 3.5%, compared to $151.6 million for the nine months ended September 30, 2023. The decrease in Adjusted EBITDA was primarily a result of higher turnaround and planned maintenance costs and unfavorable net pricing, reflecting the timing and contractual pass-through of certain costs including energy and other indexed costs. This was partially offset by higher sales volume of both virgin sulfuric acid and regeneration services.

Advanced Materials & Catalysts: Adjusted EBITDA for the nine months ended September 30, 2024 was $36.8 million, a decrease of $17.9 million or 32.7%, compared to $54.7 million for the nine months ended September 30, 2023. The decrease in Adjusted EBITDA was primarily a result of lower sales volume within the Zeolyst Joint Venture associated with catalysts used in the production of sustainable fuels and emission control applications, partially offset by higher hydrocracking catalyst sales through the nine months ended September 30, 2024 compared to prior year.

A reconciliation of net income to Adjusted EBITDA is as follows:

	Nine months ended September 30,
	2024	2023
	(in millions)
Reconciliation of net income to Adjusted EBITDA
Net income	$23.8	$41.2
Provision for income taxes	8.8	17.6
Interest expense, net	37.6	30.8
Depreciation and amortization	66.8	62.5
EBITDA	137.0	152.1
Joint venture depreciation, amortization and interest(a)	10.1	10.1
Amortization of investment in affiliate step-up(b)	3.2	4.8
Debt extinguishment costs	4.6	—
Net loss on asset disposals(c)	0.8	3.3
Foreign currency exchange loss (gain)(d)	0.1	(0.4)
LIFO (benefit) expense(e)	(3.2)	2.5
Transaction and other related costs(f)	0.2	2.8
Equity-based compensation	10.5	12.6
Restructuring, integration and business optimization expenses(g)	0.9	2.4
Other(h)	(1.9)	(0.1)
Adjusted EBITDA	$162.3	$190.1

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
(d)Reflects the exclusion of the foreign currency transaction gains and losses in the statements of income related to the remeasurement effects of monetary assets and liabilities, including non-permanent intercompany debt, denominated in foreign currency.
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

Adjusted Net Income
Summarized Adjusted Net Income information is shown below in the following table:

	Nine months ended September 30,
	2024			2023
	Pre-tax amount	Tax expense (benefit)	After-tax amount	Pre-tax amount	Tax expense (benefit)	After-tax amount
	(in millions)
Reconciliation of net income to Adjusted Net Income(1)(2)
Net income	$32.6	$8.8	$23.8	$58.8	$17.6	$41.2
Amortization of investment in affiliate step-up(b)	3.2	0.8	2.4	4.8	1.3	3.5
Debt extinguishment costs	4.6	1.2	3.4	—	—	—
Net loss on asset disposals(c)	0.8	0.2	0.6	3.3	0.9	2.4
Foreign currency exchange loss (gain)(d)	0.1	—	0.1	(0.4)	(0.1)	(0.3)
LIFO (benefit) expense(e)	(3.2)	(0.8)	(2.4)	2.5	0.7	1.8
Transaction and other related costs(f)	0.2	0.1	0.1	2.8	0.8	2.0
Equity-based compensation	10.5	2.1	8.4	12.6	1.1	11.5
Restructuring, integration and business optimization expenses(g)	0.9	0.2	0.7	2.4	0.7	1.7
Other(h)	(1.9)	(0.6)	(1.3)	(0.1)	—	(0.1)
Adjusted Net Income	$47.8	$12.0	$35.8	$86.7	$23.0	$63.7

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
The adjustments to net income are shown net of applicable tax rates of 25.1% and 27.4% for the nine months ended September 30, 2024 and 2023, respectively, except for equity-based compensation. The tax effect on equity-based compensation is derived by removing the tax effect of any equity-based compensation expense disallowed as a result of its inclusion within IRC Sec. 162(m), and adding the tax effect of equity-based stock compensation shortfall recorded as a discrete item.

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
We believe that our existing cash and cash equivalents and cash flows from operations, combined with availability under our ABL Facility, will be sufficient to meet our presently anticipated future cash needs for at least the next twelve months. We may also pursue strategic acquisition or divestiture opportunities, which may impact our future cash requirements. We may, from time to time, increase borrowings under our ABL Facility to meet our future cash needs. As of September 30, 2024, we had cash and cash equivalents of $123.5 million and availability of $64.5 million under our ABL Facility, after giving effect to $3.3 million of outstanding letters of credit, for a total available liquidity of $188.0 million. We did not have any revolving credit facility borrowings as of September 30, 2024. As of September 30, 2024, we were in compliance with all covenants under our debt agreements.
Our ABL Facility has one financial covenant with two ratios to maintain. The first ratio compares the total ABL availability against a threshold: the greater of 10% of the line cap (which is defined as the lesser of our revolving loan commitments and the value of our assets) or $20.0 million. The greater of this threshold cannot be greater than the total availability of the ABL Facility. The second ratio compares the ABL Facility availability of the U.S. revolving credit facility against a $15.0 million threshold. As of September 30, 2024, we were in compliance with the financial covenant under the ABL Facility.
The 2024 Term Loan Facility and the ABL Facility contain various restrictive covenants. Each limits the ability of the Company and its restricted subsidiaries to incur certain indebtedness or liens, merge, consolidate or liquidate, dispose of certain property, make investments or declare or pay dividends, make optional payments, modify certain debt instruments, enter into certain transactions with affiliates, enter into certain sales and leasebacks and certain other non-financial restrictive covenants. During such time, the Company is required to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0. The Company was in compliance with all debt covenants under the 2024 Term Loan Facility and the ABL Facility as of September 30, 2024.
Included in our cash and cash equivalents balance as of September 30, 2024 was $18.2 million of cash and cash equivalents in foreign jurisdictions. Depending on foreign cash balances, we have certain flexibility to repatriate funds should the need arise. Should the need arise, we would repatriate the funds in the most tax efficient manner from those subsidiaries. Repatriation of foreign cash is generally not subject to U.S. federal income taxes at the time of cash distribution. However, foreign earnings may still be taxed for state income tax purposes, as well as subject to certain foreign withholding tax obligations, when cash amounts are distributed back to the U.S.
Our liquidity requirements include interest payments related to our debt structure. As reported, our cash interest paid for the nine months ended September 30, 2024 and 2023 was approximately $37.0 million and $28.5 million, respectively. Before any impact of hedges, a one percent change in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $8.7 million on interest expense.
We hedge the interest rate fluctuations on debt obligations through interest rate cap agreements. For more information about our interest rate cap agreements, refer to Note 12 — Financial Instruments of our condensed consolidated financials statements included in Part 1, Item 1 — Financial Statements (Unaudited).
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements include $3.3 million of outstanding letters of credit on our ABL Facility as of September 30, 2024.

Cash Flow

	Nine months ended September 30,
	2024	2023
	(in millions)
Net cash provided by (used in):
Operating activities	$106.4	$73.4
Investing activities	(56.2)	(53.6)
Financing activities	(15.1)	(90.5)
Effect of exchange rate changes on cash and cash equivalents	—	(1.9)
Net change in cash and cash equivalents	35.1	(72.6)
Cash and cash equivalents at beginning of period	88.4	110.9
Cash and cash equivalents at end of period	$123.5	$38.3

Net cash provided by operating activities was $106.4 million for the nine months ended September 30, 2024, compared to $73.4 million for the nine months ended September 30, 2023. Cash generated by operating activities, other than changes in working capital, was higher by $13.5 million during the nine months ended September 30, 2024, as compared to the same period in the prior year primarily due to dividends received from the Zeolyst Joint Venture. The increase in cash from working capital during the nine months ended September 30, 2024 of $19.5 million was favorable compared to the nine months ended September 30, 2023 primarily due to favorable changes in receivables and accrued liabilities, partially offset by unfavorable changes in inventories, prepaids and other current assets and accounts payable.
The favorable change in receivables was driven by the timing of collection of sales. The favorable change in accrued liabilities mainly relates to the timing of payments for variable employee compensation liabilities and non-trade payables from related parties. The unfavorable change in inventory was primarily due to the timing of sales orders and inventory build. The unfavorable change in accounts payable was due to the timing of vendor payments. The unfavorable change in prepaid and other current assets primarily relates to the timing of prepaid expenses and non-trade receivables from related parties.
Net cash used in investing activities was $56.2 million for the nine months ended September 30, 2024, compared to $53.6 million during the same period in 2023. Net cash used in investing activities consisted of $51.7 million and $53.6 million to fund capital expenditures during the nine months ended September 30, 2024 and 2023, respectively. The Company paid $4.5 million to complete a minority equity investment in Pajarito during the nine months ended September 30, 2024.
Net cash used in financing activities was $15.1 million for the nine months ended September 30, 2024, compared to $90.5 million during the same period in 2023. Net cash used in financing activities was primarily driven by the lower repurchases of the Company’s common stock of $73.7 million during the nine months ended September 30, 2023.
Debt

	September 30, 2024	December 31, 2023
	(in millions)
2024 Term Loan Facility	$873.0	$877.5
ABL Facility	—	—
Total debt	873.0	877.5
Original issue discount	(7.4)	(6.2)
Deferred financing costs	(2.9)	(3.4)
Total debt, net of original issue discount and deferred financing costs	862.7	867.9
Less: current portion	(8.7)	(9.0)
Total long-term debt, excluding current portion	$854.0	$858.9

As of September 30, 2024, our total debt was $873.0 million, excluding the original issue discount of $7.4 million and deferred financing costs of $2.9 million for our senior secured credit facilities. Our net debt as of September 30, 2024 was $749.5 million, including cash and cash equivalents of $123.5 million. We may seek, subject to market conditions and other factors, opportunities to repurchase, refinance or otherwise reprice our debt.

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

	Nine months ended September 30,
	2024	2023
	(in millions)
Maintenance capital expenditures	$40.4	$42.6
Growth capital expenditures	9.5	5.1
Total capital expenditures	$49.9	$47.7

Capital expenditures remained at a level sufficient for required maintenance and certain expansion growth initiatives during these periods. Maintenance capital expenditures were lower in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 due to extended turnaround activities and additional expenditures incurred related to Winter Storm Elliott impacting our manufacturing facilities in 2023. Growth capital expenditures were higher in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 primarily due to the planned expansion of the Kansas City, Kansas silica catalyst production facility.
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
During the nine months ended September 30, 2024, the Company did not identify any events or circumstances that would more likely than not reduce the fair value of the Company’s reporting units or intangible assets below their respective carrying values.
Although the estimated fair value of the Advanced Materials & Catalysts reporting unit exceeded its carrying value on October 1, 2023 by over 30%, the Company has experienced unfavorable effects on current operations resulting from certain macroeconomic and industry factors in specific end uses during the nine months ended September 30, 2024. Prolonged unfavorable effects could adversely impact the estimated fair value of the Advanced Materials & Catalysts reporting unit in future periods and may result in impairment charges.
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
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2024 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the three months ended September 30, 2024, the Company did not repurchase any of its common stock pursuant to the stock repurchase program. As of September 30, 2024, $229.6 million was available for share repurchases under the program.

ITEM 5.    OTHER INFORMATION.
Trading Arrangements
During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

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
101
The following materials from the Quarterly Report on Form 10-Q of Ecovyst Inc. for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags

104	The cover page from the Quarterly Report on Form 10-Q of Ecovyst Inc. for the quarter ended September 30, 2024, formatted in Inline XBRL and included as Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecovyst Inc.

Date:	November 1, 2024	By:	/s/ MICHAEL FEEHAN
Michael Feehan
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)