Form 10-Q
period 2025-03-31
Ecovyst Inc.
filed 2025-05-02
CIK 1708035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-38221

Ecovyst Inc.

Delaware	81-3406833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Lee Road, Suite 200
Wayne, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)

(484)	617-1200
(Registrant’s telephone number, including area code)

300 Lindenwood Drive, Malvern, Pennsylvania
(Former address, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of April 25, 2025 was 117,400,510.

Ecovyst Inc.

INDEX—FORM 10-Q
March 31, 2025

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended March 31,
	2025	2024
Sales	$162,197	$160,537
Cost of goods sold	136,582	121,314
Gross profit	25,615	39,223
Selling, general and administrative expenses	21,345	21,604
Other operating expense, net	5,182	3,666
Operating (loss) income	(912)	13,953
Equity in net (income) from affiliated companies	(8,916)	(2,072)
Interest expense, net	11,010	13,409
Debt modification and extinguishment costs	960	—
Other expense, net	183	216
(Loss) income before income taxes	(4,149)	2,400
(Benefit) provision for income taxes	(552)	1,179
Net (loss) income	$(3,597)	$1,221

Net (loss) income per share:
Basic (loss) income per share	$(0.03)	$0.01
Diluted (loss) income per share	$(0.03)	$0.01

Weighted average shares outstanding:
Basic	117,264,124	116,955,043
Diluted	117,264,124	117,451,149
See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three months ended March 31,
	2025	2024
Net (loss) income	$(3,597)	$1,221
Other comprehensive income, net of tax:
Pension and postretirement benefits	(1)	(6)
Net (loss) gain from hedging activities	(4,304)	3,864
Foreign currency translation	4,531	(1,684)
Total other comprehensive income	226	2,174
Comprehensive (loss) income	$(3,371)	$3,395

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$127,478	$146,013
Accounts receivable, net	76,940	77,937
Inventories, net	58,788	57,126
Derivative assets	5,109	6,532
Prepaid and other current assets	23,648	16,106
Total current assets	291,963	303,714
Investments in affiliated companies	350,511	349,308
Property, plant and equipment, net	571,051	569,275
Goodwill	404,910	404,102
Other intangible assets, net	95,243	98,413
Right-of-use lease assets	33,570	33,558
Other long-term assets	39,674	43,951
Total assets	$1,786,922	$1,802,321
LIABILITIES
Current maturities of long-term debt	$8,730	$8,730
Accounts payable	34,527	43,928
Operating lease liabilities—current	8,753	9,267
Accrued liabilities	52,023	53,201
Total current liabilities	104,033	115,126
Long-term debt, excluding current portion	850,261	852,099
Deferred income taxes	104,743	105,395
Operating lease liabilities—noncurrent	24,689	24,189
Other long-term liabilities	4,512	5,052
Total liabilities	1,088,238	1,101,861
Commitments and contingencies (Note 14)
EQUITY
Common stock ($0.01 par); authorized shares 450,000,000; issued shares 140,872,846 and 140,872,846 on March 31, 2025 and December 31, 2024, respectively; outstanding shares 117,385,510 and 116,534,803 on March 31, 2025 and December 31, 2024, respectively	1,409	1,409
Preferred stock ($0.01 par); authorized shares 50,000,000; no shares issued or outstanding on March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,100,345	1,106,792
Accumulated deficit	(181,105)	(177,508)
Treasury stock, at cost; shares 23,487,336 and 24,338,043 on March 31, 2025 and December 31, 2024, respectively	(214,784)	(222,826)
Accumulated other comprehensive loss	(7,181)	(7,407)
Total equity	698,684	700,460
Total liabilities and equity	$1,786,922	$1,802,321

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock, at cost	Accumulated other comprehensive loss	Total
Balance, December 31, 2024	$1,409	$1,106,792	$(177,508)	$(222,826)	$(7,407)	$700,460
Net loss	—	—	(3,597)	—	—	(3,597)
Other comprehensive income	—	—	—	—	226	226
Tax withholdings on equity award vesting	—	—	—	(1,477)	—	(1,477)
Stock compensation expense	—	3,072	—	—	—	3,072
Shares issued under equity incentive plan, net of forfeitures	—	(9,519)	—	9,519	—	—
Balance, March 31, 2025	$1,409	$1,100,345	$(181,105)	$(214,784)	$(7,181)	$698,684
	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock, at cost	Accumulated other comprehensive (loss) income	Total
Balance, December 31, 2023	$1,407	$1,102,581	$(170,856)	$(226,710)	$(958)	$705,464
Net income	—	—	1,221	—	—	1,221
Other comprehensive income	—	—	—	—	2,174	2,174
Tax withholdings on equity award vesting	—	—	—	(1,218)	—	(1,218)
Stock compensation expense	—	3,674	—	—	—	3,674
Shares issued under equity incentive plan, net of forfeitures	2	(9,290)	—	9,329	—	41
Balance, March 31, 2024	$1,409	$1,096,965	$(169,635)	$(218,599)	$1,216	$711,356
See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(3,597)	$1,221
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	19,608	18,415
Amortization	3,516	3,518
Amortization of deferred financing costs and original issue discount	344	525
Foreign currency exchange loss	105	169
Deferred income tax provision	782	156
Net loss on asset disposals	167	648
Stock compensation	3,072	3,680
Equity in net (income) from affiliated companies	(8,916)	(2,072)
Dividends received from affiliated companies	10,000	28,000
Other, net	1,084	(4,385)
Working capital changes that provided (used) cash:
Receivables	1,318	2,797
Inventories	(1,454)	(7,094)
Prepaids and other current assets	(5,469)	(3,258)
Accounts payable	(6,017)	(3,903)
Accrued liabilities	(4,287)	(1,914)
Net cash provided by operating activities	10,256	36,503

Cash flows from investing activities:
Purchases of property, plant and equipment	(24,253)	(17,372)
Net cash used in investing activities	(24,253)	(17,372)

Cash flows from financing activities:
Issuance of long-term debt, net of original issue discount and financing fees	870,817	—
Repayments of long-term debt	(873,000)	(2,250)
Tax withholdings on equity award vesting	(1,477)	(1,218)
Repayment of financing obligation	(776)	(736)
Other, net	(15)	21
Net cash used in financing activities	(4,451)	(4,183)

Effect of exchange rate changes on cash and cash equivalents	(87)	(177)
Net change in cash and cash equivalents	(18,535)	14,771
Cash and cash equivalents at beginning of period	146,013	88,365
Cash and cash equivalents at end of period	$127,478	$103,136
For supplemental cash flow disclosures, see Note 19.
See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

1. Background and Basis of Presentation:
Description of Business
Ecovyst Inc. and subsidiaries (the “Company” or “Ecovyst”) is a leading integrated and innovative global provider of advanced materials, specialty catalysts, virgin sulfuric acid and sulfuric acid regeneration services. The Company supports customers globally through its strategically located network of manufacturing facilities. The Company believes that its products and services contribute to improving the sustainability of the environment.
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations for interim reporting. In the opinion of management, all adjustments of a normal and recurring nature necessary to state fairly the financial position and results of operations have been included. The results of operations are not necessarily indicative of the expected results for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
2. New Accounting Standards:
Accounting Standards Recently Adopted
In August 2023, the Financial Accounting Standards Board (“FASB”) issued guidance for entities that meet the definition of a joint venture or a corporate joint venture, to adopt a new basis of accounting upon the formation of the joint venture. The new guidance requires the initial measurement of contributed net assets and liabilities at fair value on the formation date, recognition of goodwill for the difference between the fair value of the joint venture’s equity and net assets, and disclosures about the nature and financial impact of the transaction. The new guidance requires prospective application and is effective for all joint ventures that are formed on or after January 1, 2025, with early adoption permitted. Joint ventures that formed before January 1, 2025 may elect to retrospectively apply the new guidance. The Company has adopted the new guidance as required on January 1, 2025 and will apply the guidance to any new joint ventures formed after the effective date.
In November 2023, FASB issued guidance to improve the disclosures related to public business entities (“PBEs”) reportable segments. This new guidance requires entities to provide information regarding significant segment expenses, especially those segment expenses that are regularly reported to the Company’s chief operating decision maker (“CODM,” or the Company’s Chief Executive Officer). The guidance also requires public entities to disclose the nature, type and amounts of other segment items by reportable segment. PBEs will also have to report all annual disclosures about segments profits or losses that are required by ASC 280 on an interim basis, including the significant segment expenses and other segment items. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the new guidance effective December 31, 2024.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Accounting Standards Not Yet Adopted
In November 2024, FASB issued guidance requiring PBEs to disclose additional information on the nature of certain expenses presented in the income statement. The new guidance requires tabular disclosure of significant expense categories and qualitative descriptions for amounts not disaggregated from relevant expense categories. PBEs are required to define selling expenses and disaggregate the components. The new guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The requirements must be applied prospectively however PBEs have the option to apply the guidance retrospectively. The disclosure will be implemented as required for the fiscal year ended December 31, 2027. The Company is currently evaluating the impact of this guidance.
In December 2023, FASB issued guidance to improve disclosures related to incomes taxes. This new guidance requires PBEs to disaggregate information on the effective tax rate reconciliation and income taxes paid to provide greater transparency. PBEs will be required to provide additional information in specified categories related to effective tax rate reconciliation in tabular form and provide income taxes paid by jurisdictions, with further disaggregation needed if amounts exceed 5% of the total. The new guidance is effective for fiscal years beginning after December 15, 2024. The disclosure will be implemented as required for the fiscal year ended December 31, 2025. The Company is currently evaluating the impact of this guidance.
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
• Catalyst activation
• Aluminum sulfate solution
• Ammonium bisulfite solution
Polyethylene, polymers & engineered plastics	• Catalysts and catalyst supports for high-density polyethylene and chemicals synthesis
• Antiblock for film packaging
• Catalysts for advanced recycling
Regeneration and treatment services	• Sulfuric acid regeneration services
• Hazardous waste treatment services
Industrial, mining & automotive	• Virgin sulfuric acid for mining
• Virgin sulfuric acid derivatives for industrial production
• Virgin sulfuric acid derivatives for nylon production

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following tables disaggregate the Company’s sales, by segment and end uses, for the three months ended March 31, 2025 and 2024, respectively:

	Three months ended March 31, 2025
	Ecoservices	Advanced Materials & Catalysts(2)	Total
Clean fuels, emission control & other	$7,983	$—	$7,983
Polyethylene, polymers & engineered plastics	—	19,088	19,088
Regeneration and treatment services(1)	79,247	—	79,247
Industrial, mining & automotive	55,879	—	55,879
Total segment sales	$143,109	$19,088	$162,197

	Three months ended March 31, 2024
	Ecoservices	Advanced Materials & Catalysts(2)	Total
Clean fuels, emission control & other	$7,389	$—	$7,389
Polyethylene, polymers & engineered plastics	—	18,935	18,935
Regeneration and treatment services(1)	83,319	—	83,319
Industrial, mining & automotive	50,894	—	50,894
Total segment sales	$141,602	$18,935	$160,537

(1)As described in Note 1 to these condensed consolidated financial statements, the Company experiences seasonal sales fluctuations to customers in the regeneration services product group.
(2)The Company does not record its proportionate share of sales from the Zeolyst International and Zeolyst C.V. joint ventures (collectively, the “Zeolyst Joint Venture”) accounted for using the equity method as revenue and such sales are not consolidated within its results of operations. See Note 9 to these condensed consolidated financial statements for further information.

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
Fair value on a recurring basis
The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 11)	$7,094	$—	$7,094	$—
Derivative liabilities:
Interest rate caps (Note 11)	$1,169	$—	$1,169	$—

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 11)	$12,500	$—	$12,500	$—
Derivative liabilities:
Interest rate caps (Note 11)	$710	$—	$710	$—

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
As of March 31, 2025, the Company had interest rate caps that were fair valued using Level 2 inputs. In addition, the Company applies a credit valuation adjustment to reflect credit risk which is calculated based on credit default swaps. To the extent that the Company’s net exposure under a specific master agreement is an asset, the Company utilizes the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company utilizes a default swap rate comparable to Ecovyst. The credit valuation adjustment is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the Company’s liabilities or that a market participant would be willing to pay for the Company’s assets.
Fair value on a non-recurring basis
Non-marketable equity securities
The Company’s non-marketable equity securities consist of an investment in a privately-held company without readily determinable market values. Non-marketable equity securities are accounted for using the measurement alternative, defined as cost less impairment, if any, plus or minus adjustments from observable price changes for identical or similar securities of the same issuer. Adjustments to fair value or impairments, if any, are recorded in the condensed consolidated statements of (loss) income.
In July 2024, the Company paid $4,500 for a minority equity investment in Pajarito Powder LLC (“Pajarito”), an innovative materials science company that focuses on supports and catalysts required for the manufacture and operation of electrolyzers and fuel cells. The investment is recorded in other long-term assets in the condensed consolidated balance sheet.
As of March 31, 2025, the carrying value in Pajarito was $4,500. There were no remeasurement events or recognized gains or losses for the three months ended March 31, 2025.
5. Stockholders' Equity:
Accumulated Other Comprehensive Loss
The following tables present the tax effects of each component of other comprehensive income for the three months ended March 31, 2025 and 2024, respectively:

	Three months ended March 31,
	2025			2024
	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount
Defined benefit and other postretirement plans:
Net loss	$(1)	$—	$(1)	$(1)	$—	$(1)
Net prior service cost	—	—	—	(7)	2	(5)
Benefit plans, net	(1)	—	(1)	(8)	2	(6)
Net (loss) gain from hedging activities	(5,738)	1,434	(4,304)	5,152	(1,288)	3,864
Foreign currency translation	4,531	—	4,531	(1,684)	—	(1,684)
Other comprehensive income	$(1,208)	$1,434	$226	$3,460	$(1,286)	$2,174

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following tables present the changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax, by component for the three months ended March 31, 2025 and 2024, respectively:

	Defined benefit and other postretirement plans	Net gain (loss) from hedging activities	Foreign currency translation	Total
December 31, 2024	$1,467	$9,902	$(18,776)	$(7,407)
Other comprehensive (loss) income before reclassifications	—	(2,699)	4,531	1,832
Amounts reclassified from AOCI(1)	(1)	(1,605)	—	(1,606)
Net current period other comprehensive (loss) income	(1)	(4,304)	4,531	226
March 31, 2025	$1,466	$5,598	$(14,245)	$(7,181)

December 31, 2023	$612	$12,546	$(14,116)	$(958)
Other comprehensive income (loss) before reclassifications	—	7,356	(1,684)	5,672
Amounts reclassified from AOCI(1)	(6)	(3,492)	—	(3,498)
Net current period other comprehensive (loss) income	(6)	3,864	(1,684)	2,174
March 31, 2024	$606	$16,410	$(15,800)	$1,216

(1)See the following table for details about these reclassifications. Amounts in parentheses indicate debits.
The following table presents the reclassifications out of AOCI for the three months ended March 31, 2025 and 2024, respectively:

Details about AOCI Components	Amounts reclassified from AOCI(1)		Affected line item where income is presented
	Three months ended March 31,
	2025	2024
Amortization of defined benefit and other postretirement items:
Net loss	$1	$1	Other (expense) income(2)
Net prior service cost	—	7	Other (expense) income(2)
	1	8	Total before tax
	—	(2)	Tax benefit (expense)
	$1	$6	Net of tax

Gains and losses on cash flow hedges:
Interest rate caps	$2,140	$4,656	Interest expense
	(535)	(1,164)	Tax expense
	$1,605	$3,492	Net of tax

Total reclassifications for the period	$1,606	$3,498	Net of tax

(1)Amounts in parentheses indicate debits to profit/loss.
(2)These AOCI components are components of net periodic pension and other postretirement cost (see Note 13 to these condensed consolidated financial statements for additional details).

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
The Company did not repurchase any of its common stock pursuant to the stock repurchase program during the three months ended March 31, 2025 and 2024. As of March 31, 2025, $229,594 was available for share repurchases under the program.
Tax Withholdings on Equity Award Vesting
In connection with the vesting of restricted stock awards (“RSA” or “RSAs”), restricted stock units (“RSU” or “RSUs”) and performance stock units (“PSU” or “PSUs”), shares of common stock may be delivered to the Company by employees to satisfy withholding tax obligations at the instruction of the employee award holders. These transactions, when they occur, are accounted for as stock repurchases by the Company, with the shares returned to treasury stock at a cost representing the payment by the Company of the tax obligations on behalf of the employees in lieu of shares for the vesting event. There were 189,446 and 128,801 shares delivered to the Company to cover tax payments for the three months ended March 31, 2025 and 2024, respectively, and the fair value of those shares withheld were $1,477 and $1,218 for the three months ended March 31, 2025 and 2024, respectively.
6. Goodwill:
The change in the carrying amount of goodwill for the three months ended March 31, 2025 is summarized as follows:

	Ecoservices	Advanced Materials & Catalysts	Total
Balance as of December 31, 2024	$326,589	$77,513	$404,102
Foreign exchange impact	—	808	808
Balance as of March 31, 2025	$326,589	$78,321	$404,910

The Company completes its annual goodwill and indefinite-lived intangible assets impairment test during the fourth quarter of each year, or more frequently if triggering events indicate a possible impairment. The Company determined the fair value of its reporting units using both a market approach and an income, or discounted cash flow, approach. As of October 1, 2024, the date of the Company’s most recent quantitative assessments, the fair values of each of the Company’s reporting units and the fair values of the Company’s indefinite-lived trade names and trademarks exceeded their respective carrying values.
During the three months ended March 31, 2025, the Company did not identify any events or circumstances that would more likely than not reduce the fair value of the Company's reporting units below their respective carrying values.
The estimated fair value of the Advanced Materials & Catalysts reporting unit exceeded its carrying value on October 1, 2024 by over 15%. Prolonged unfavorable effects could adversely impact the estimated fair value of the Advanced Materials & Catalysts reporting unit in future periods and may result in impairment charges.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
7. Other Operating Expense, Net:
A summary of other operating expense, net is as follows:

	Three months ended March 31,
	2025	2024
Amortization expense	$2,644	$2,645
Transaction and other related costs	1,866	58
Restructuring, integration and business optimization costs	137	226
Net loss on asset disposals	167	648
Other, net	368	89
Total other operating expense, net	$5,182	$3,666

8. Inventories, Net:
Inventories, net are classified and valued as follows:

	March 31, 2025	December 31, 2024
Finished products and work in process	$54,964	$54,124
Raw materials	3,824	3,002
Total inventories, net	$58,788	$57,126

Valued at lower of cost or market:
LIFO basis	$35,235	$31,650
Valued at lower of cost and net realizable value:
FIFO or average cost basis	23,553	25,476
Total inventories, net	$58,788	$57,126

9. Investments in Affiliated Companies:
The Company accounts for investments in affiliated companies under the equity method. Affiliated companies accounted for on the equity basis as of March 31, 2025 are as follows:

Company	Country	Percent ownership
Zeolyst International	USA	50%
Zeolyst C.V.	Netherlands	50%
Following is summarized information of the combined investments(1):

	Three months ended March 31,
	2025	2024
Sales	$89,530	$56,860
Gross profit	28,430	17,117
Operating income	18,206	6,844
Net income	18,651	7,345

(1)Summarized information of the combined investments is presented at 100%; the Company’s share of the net assets and net income of affiliates is calculated based on the percent ownership specified in the table above.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The Company’s investments in affiliated companies balance as of March 31, 2025 and December 31, 2024 includes net purchase accounting fair value adjustments of $154,528 and $155,138, respectively, related to a prior business combination consisting primarily of goodwill and intangible assets such as technical know-how and trade names. Consolidated equity in net income from affiliates is net of $610 and $1,601 of amortization expense related to purchase accounting fair value adjustments for the three months ended March 31, 2025 and 2024, respectively.
The Company had receivables due from affiliates of $3,792 and $2,794 as of March 31, 2025 and December 31, 2024, respectively, which were included in prepaid and other current assets in the condensed consolidated balance sheets. The Company had payables to affiliates of $1,046 and $929 as of March 31, 2025 and December 31, 2024, respectively, which were included in accrued liabilities in the condensed consolidated balance sheets. Receivables and payables due from/to affiliates are generally non-trade.
The Company had $882 of sales to affiliates for the three months ended March 31, 2025. There were no sales to affiliates for the three months ended March 31, 2024. There were no purchases from affiliates for the three months ended March 31, 2025 and 2024.
10. Long-term Debt:
The summary of long-term debt is as follows:

	March 31, 2025	December 31, 2024
2025 Term Loan Facility	$868,636	$870,817
ABL Facility	—	—
Total debt	868,636	870,817
Original issue discount	(6,968)	(7,201)
Deferred financing costs	(2,677)	(2,787)
Total debt, net of original issue discount and deferred financing costs	858,991	860,829
Less: current portion	(8,730)	(8,730)
Total long-term debt, excluding current portion	$850,261	$852,099

Term Loan Facility
In January 2025, the Company amended its Term Loan Credit Agreement dated as of June 12, 2024 to, among other things, (a) reduce the interest rate applicable to all outstanding Secured Overnight Financing Rate (“SOFR”) term loans to a rate equal to the forward-looking term rate based on SOFR as administered by the Federal Reserve Bank of New York (“Term SOFR”) plus 2.00% per annum from a maximum of Term SOFR plus 2.25% per annum and (b) reduce the interest rate applicable to all outstanding base rate term loans to the alternate base rate plus 1.00% per annum from a maximum of the alternate base rate plus 1.25% per annum (the amended term loans, the “2025 Term Loan Facility”).
The Company evaluated the terms of the amendment in accordance with ASC 470-50 Debt - Modification and Extinguishment and determined that the amendment was a modification of debt. As a result, the Company recorded $960 of third-party financing costs within debt modification and extinguishment costs in the condensed consolidated statements of (loss) income for the three months ended March 31, 2025. No original issue discount was paid in relation to the amendment.
The interest rate on the 2025 Term Loan Facility was 6.29% as of March 31, 2025.
ABL Facility
The borrowings under the senior secured asset-based lending revolving credit facility (“ABL Facility”) bore interest at a rate equal to an adjusted Term SOFR, which included a credit spread adjustment of 10 basis points or the base rate, plus a margin of between 1.25% to 1.75% or 0.25% to 0.75%, respectively. The interest rate on the ABL Facility was 7.75% as of March 31, 2025.
In April 2025, the Company amended its ABL credit agreement (“ABL Credit Agreement”) to, among other things, (a) reallocate all European revolving loan commitments thereunder as United States revolving loan commitments, (b) extend the maturity date with respect to borrowings under the ABL Credit Agreement by over three years to April 10, 2030 (subject to acceleration under certain circumstances), (c) reduce the interest rate applicable to outstanding revolving loans that bear interest at a rate equal to Term SOFR by removing the credit spread adjustment that was applied to Term SOFR in the ABL Credit Agreement in calculating adjusted Term SOFR, and (d) reduce the frequency of borrowing base reporting, field examinations and appraisals (subject to higher frequency under certain circumstances).

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Fair Value of Debt
The fair value of a financial instrument is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of March 31, 2025 and December 31, 2024, the fair value of the Company’s term loan facility was $853,434 and $874,083, respectively. The fair value is classified as Level 2 based upon the fair value hierarchy (see Note 4 to these condensed consolidated financial statements for further information on fair value measurements).
11. Financial Instruments:
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
Use of Derivative Financial Instruments to Manage Interest Rate Risk
The Company is exposed to fluctuations in interest rates on its senior secured credit facilities. Changes in interest rates will not affect the market value of such debt but will affect the Company’s interest payments over the term of the loans. Likewise, an increase in interest rates could have a material impact on the Company’s condensed consolidated statements of cash flows. The Company hedges the interest rate fluctuations on debt obligations through interest rate cap agreements. The Company records these agreements at fair value as assets or liabilities in the condensed consolidated balance sheets. As the derivatives are designated and qualify as cash flow hedges, the gains or losses on the interest rate cap agreements are recorded in stockholders’ equity as a component of other comprehensive income, net of tax. Reclassifications of the gains and losses on the interest rate cap agreements into earnings are recorded as part of interest expense in the condensed consolidated statements of (loss) income as the Company makes its interest payments on the hedged portion of its senior secured credit facilities. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices.
The following table provides a summary of the Company’s interest rate cap agreements:

Financial instrument	Number of instruments	In effect as of March 31, 2025	Current notional amount of instruments in effect	Annuitized premium of instruments in effect	Cap rate in effect for all agreements at March 31, 2025
Interest rate caps	4	3	$625,000	$35,285	1.00%

The current notional amounts of the three interest rate cap agreements in effect at March 31, 2025 are $250,000, $175,000 and $200,000. The Company entered into a $250,000 interest rate cap to mitigate interest rate volatility from September 2023 to October 2025, a $175,000 interest rate cap agreement to mitigate interest rate volatility from August 2024 to July 2026 and a $200,000 interest rate cap agreement to mitigate interest rate volatility from November 2024 to October 2025. The $200,000 interest rate cap agreement will increase to $450,000 to mitigate interest rate volatility from November 2025 to October 2026.
The Company also entered into a $200,000 forward starting interest rate cap agreement to mitigate interest volatility from August 2026 to July 2028.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The fair values of derivative instruments held as of March 31, 2025 and December 31, 2024, respectively are shown below:

	Balance sheet location	March 31, 2025	December 31, 2024
Derivative assets
Derivatives designated as cash flow hedges:
Interest rate caps	Prepaid and other current assets	$5,109	$6,532
Interest rate caps	Other long-term assets	1,985	5,968
Total derivative assets		$7,094	$12,500

Derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate caps	Accrued liabilities	$498	$235
Interest rate caps	Other long-term liabilities	671	475
Total derivative liabilities		$1,169	$710

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges on AOCI and the condensed consolidated statements of (loss) income for the three months ended March 31, 2025 and 2024, respectively:

	Amount of (loss) gain recognized in OCI
	Three months ended March 31,
	2025	2024
Interest rate caps	$(3,598)	$9,808

	Amount of (loss) gain reclassified from AOCI
	Three months ended March 31,
	2025	2024
Interest rate caps	$(2,140)	$(4,656)

	Amount of loss reclassified into income
	Three months ended March 31,
	2025	2024
Interest rate caps	$2,140	$4,656

The following table shows the amounts in the line items presented in the condensed consolidated statements of (loss) income in which the effects of cash flow hedges are recorded for the three months ended March 31, 2025 and 2024, respectively:

		Three months ended March 31,
		2025	2024
Derivatives designated as cash flow hedges:
Interest rate caps	Interest (expense) income	$(11,010)	$(13,409)
The amount of net unrealized gains in AOCI related to the Company’s cash flow hedges that is expected to be reclassified to the condensed consolidated statements of (loss) income over the next twelve months is $5,236 as of March 31, 2025.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
12. Income Taxes:
The effective income tax rate for the three months ended March 31, 2025 was 13.3%, compared to 49.1% for the three months ended March 31, 2024. The Company’s effective income tax rates for the three months ended March 31, 2025 and 2024, respectively, fluctuated primarily due to a reduced discrete tax impact relative to pre-tax book income, and a reduction to the discrete tax expense related to accrued penalties and interest on historical uncertain tax positions that expired due to statute of limitations in the prior year.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended March 31, 2025 was mainly due to state and local taxes and a discrete shortfall tax expense related to stock compensation.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended March 31, 2024 was mainly due to state and local taxes, a discrete shortfall tax expense related to stock compensation and a discrete tax expense associated with the recording of accrued penalties and interest on historical uncertain tax positions.
13. Benefit Plans:
The following tables present the components of net periodic expense (benefit) for the Company-sponsored defined benefit pension and postretirement plans, which cover certain employees and retirees located in the U.S.
Defined Benefit Pension Plans

	Three months ended March 31,
	2025	2024
Interest cost	$823	$808
Expected return on plan assets	(809)	(827)
Net periodic expense (benefit)	$14	$(19)

Other Postretirement Benefit Plan

	Three months ended March 31,
	2025	2024
Interest cost	$6	$6
Amortization of prior service credit	—	(7)
Amortization of net gain	(1)	(1)
Net periodic expense (benefit)	$5	$(2)

All components of net periodic expense (benefit) other than service cost are presented within other expense (income), net in the Company’s condensed consolidated statements of (loss) income.
14. Commitments and Contingent Liabilities:
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
Joint Venture Agreement
The Company entered into a joint venture agreement (the “ZI Partnership Agreement”) in 1988 with Shell Catalysts & Technologies, an affiliate of Royal Dutch Shell plc, to form Zeolyst International, a 50/50 joint venture partnership (the “Partnership”). Under the terms of the ZI Partnership Agreement, the Partnership leases certain land used in its Kansas City production facilities from Ecovyst. This lease, which has been recorded as an operating lease and with evergreen terms as long as the ZI Partnership Agreement is in place, provided for rental payments to the Company of $77 for the three months ended March 31, 2025 and 2024. These rental payments were included in cost of goods sold in the condensed consolidated statements of (loss) income. The Partnership had no sales to the Company for the three months ended March 31, 2025 and 2024.
The Partnership purchases certain raw materials from the Company and was charged for various manufacturing costs incurred at the Company’s Kansas City production facility. The amount of these costs charged to the Partnership were $4,616 and $4,034 for the three months ended March 31, 2025 and 2024, respectively and were included in cost of goods sold in the condensed consolidated statements of (loss) income. In addition, the Partnership was charged certain product demonstration costs of $226 and $357 for the three months ended March 31, 2025 and 2024, respectively, which were also included in cost of goods sold in the condensed consolidated statements of (loss) income.
Certain administrative, marketing, engineering, management-related and research and development services are provided to the Partnership by the Company. The Partnership was charged $4,122 and $4,300 for the three months ended March 31, 2025 and 2024, respectively and were included in selling, general and administrative expenses in the condensed consolidated statements of (loss) income.
The Company had an accounts receivable from the Partnership of $3,791 and $2,794 as of March 31, 2025 and December 31, 2024, respectively, which were included in prepaid and other current assets in the condensed consolidated balance sheet. There were no accounts payable with the Partnership as of March 31, 2025 and December 31, 2024.
16. Reportable Segments:
Summarized financial information for the Company’s reportable segments is shown in the following table:

	Three months ended March 31,
	2025	2024
Sales:
Ecoservices	$143,109	$141,602
Advanced Materials & Catalysts(1)	19,088	18,935
Total	$162,197	$160,537

Adjusted EBITDA:(2)
Ecoservices	$28,525	$41,494
Advanced Materials & Catalysts(3)	17,504	11,129
Adjusted EBITDA from reportable segments	$46,029	$52,623

(1)The Company does not record its proportionate share of sales from the Zeolyst Joint Venture accounted for using the equity method as revenue and such sales are not consolidated within its results of operations. See Note 9 to these condensed

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
consolidated financial statements for further information. The Company’s proportionate share of sales from the Zeolyst Joint Venture was $37,741 and $23,481 for the three months ended March 31, 2025 and 2024, respectively.
(2)The Company defines Adjusted EBITDA as EBITDA adjusted for certain items as noted in the reconciliation below. Management evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to net (loss) income as an indicator of the Company’s operating performance. Adjusted EBITDA as defined by the Company may not be comparable with EBITDA or Adjusted EBITDA as defined by other companies.
(3)The Adjusted EBITDA for the Company’s Advanced Materials & Catalysts segment reflects the Company’s 50% portion of the earnings from the Zeolyst Joint Venture that have been recorded as equity in net income in its condensed consolidated statements of (loss) income and includes Zeolyst Joint Venture adjustments on a proportionate basis based on the Company’s 50% ownership interest. For the three months ended March 31, 2025, the Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $12,681, which includes $8,916 of equity in net income plus $610 of amortization of investment in affiliate step-up and $3,155 of joint venture depreciation, amortization and interest.
For the three months ended March 31, 2024, the Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $6,927, which includes $2,072 of equity in net income plus $1,601 of amortization of investment in affiliate step-up and $3,254 of joint venture depreciation, amortization and interest.
The following tables reconcile sales to Adjusted EBITDA from reportable segments:

	Three months ended March 31, 2025
	Ecoservices	Advanced Materials & Catalysts	Total
Sales(1)	$143,109	$19,088	$162,197
Less:(2)
Cost of goods sold	108,142	10,401
Selling, general and administrative expenses	6,436	3,900
Other segment items(3)	6	(36)
Add:
Adjusted EBITDA from the Zeolyst Joint Venture	—	12,681
Adjusted EBITDA from reportable segments	$28,525	$17,504	$46,029

	Three months ended March 31, 2024
	Ecoservices	Advanced Materials & Catalysts	Total
Sales(1)	$141,602	$18,935	$160,537
Less:(2)
Cost of goods sold	93,566	11,141
Selling, general and administrative expenses	6,526	3,581
Other segment items(3)	16	11
Add:
Adjusted EBITDA from the Zeolyst Joint Venture	—	6,927
Adjusted EBITDA from reportable segments	$41,494	$11,129	$52,623

(1)    The Company does not record its proportionate share of sales from the Zeolyst Joint Venture accounted for using the equity method as revenue and such sales are not consolidated within its results of operations. See Note 9 to these condensed consolidated financial statements for further information. The Company’s proportionate share of sales from the Zeolyst Joint Venture was $37,741 and $23,481 for the three months ended March 31, 2025 and 2024, respectively.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
(2)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. All lines exclude depreciation, amortization and other items as noted in the reconciliation below.
(3)    Other segment items include other operating (income) expense, foreign currency exchange (gains) losses and other (income) expense.
The following table reconciles Adjusted EBITDA from reportable segments to (loss) income from continuing operations before income taxes:

	Three months ended March 31,
	2025	2024
Adjusted EBITDA from reportable segments	$46,029	$52,623
Less:
Interest expense, net	11,010	13,409
Depreciation and amortization	23,124	21,933
Unallocated corporate expenses	7,123	7,081
Joint venture depreciation, amortization and interest	3,155	3,254
Amortization of investment in affiliate step-up	610	1,601
Debt modification and extinguishment costs	960	—
Net loss on asset disposals	167	648
Foreign exchange loss	146	178
LIFO benefit	(820)	(1,124)
Transaction and other related costs	1,866	58
Equity-based compensation	3,072	3,680
Restructuring, integration and business optimization expenses	137	226
Other	(372)	(721)
(Loss) income before income taxes	$(4,149)	$2,400

Capital expenditures for the Company’s reportable segments are shown in the following table:

	Three months ended March 31,
	2025	2024
Capital expenditures:
Ecoservices	$16,428	$13,031
Advanced Materials & Catalysts(1)	3,528	1,335
Corporate and Other(2)	4,297	3,006
Capital expenditures per the condensed consolidated statements of cash flows	$24,253	$17,372

(1)    Excludes the Company’s proportionate share of capital expenditures from the Zeolyst Joint Venture.
(2)    Includes corporate capital expenditures, the cash impact from changes in capital expenditures in accounts payable and capitalized interest.
17. Stock-Based Compensation:
The Company has an equity incentive plan under which it grants common stock awards to employees, directors and affiliates of the Company. At March 31, 2025, 6,823,081 shares of common stock were available for issuance under the plan. The Company settles these awards through the issuance of treasury shares under its equity incentive plan. The Company has granted RSAs, RSUs and PSUs as part of its equity incentive compensation program.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
RSU
During the three months ended March 31, 2025, the Company granted 967,683 RSUs under its equity incentive plan. Each RSU provides the recipient with the right to receive a share of common stock subject to graded vesting terms based on service, which for the awards granted during the three months ended March 31, 2025, generally requires approximately one year of service for members of the Company’s board of directors and approximately three years of service for employees. The value of the RSUs granted during the three months ended March 31, 2025 was based on the average of the high and low trading prices of the Company’s common stock on the NYSE on the preceding trading day, in accordance with the Company’s policy for valuing such awards. Compensation expense related to the RSUs is recognized on a straight-line basis over the respective vesting period.
PSU
2025 Grants
During the three months ended March 31, 2025, the Company granted 504,931 PSUs (at target) under its equity incentive plan. The PSUs granted during the three months ended March 31, 2025 provide the recipients with the right to receive shares of common stock dependent on 50% of a Company-specific financial performance target and 50% on the relative increase in the total shareholder return (“TSR”) goal (“the Performance measures”). The Performance measures are measured independently of each other, but achievement of both metrics is measured on the same three-year performance period from January 1, 2025 through December 31, 2027 (“Performance period”). Depending on the Company’s performance relative to the Performance measures, each PSU award recipient is eligible to receive a percentage of the target number of shares granted to the recipient, ranging from zero to 200%. The PSUs, to the extent earned, will vest on the date the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) certifies the achievement of the Performance measures for the Performance period, which will occur subsequent to the end of the Performance period and after the Company files its annual consolidated financial statements for the year ending December 31, 2027.
Achievement of the Company-specific financial performance target is measured based on the actual three-year cumulative results across the Performance period. The TSR goal is based on the Company’s actual TSR performance against companies in the S&P 1500 Specialty Chemicals Index over the Performance period. The TSR goal, which determines how much of the 50% of the PSUs granted during 2025 may be earned, is considered a market condition as opposed to a vesting condition. Because a market condition is not considered a vesting condition, it is reflected in the grant date fair value of the award and the associated compensation cost based on the fair value of the award is recognized over the Performance period, regardless of whether the Company actually achieves the market condition or the level of achievement, as long as service is provided by the recipient.
The Company used a Monte Carlo simulation to estimate the $10.80 weighted average fair value of the awards granted, subject to the TSR goal during the three months ended March 31, 2025, with the following weighted average assumptions:

Expected dividend yield	—%
Risk-free interest rate	4.19%
Expected volatility	40.39%
Expected term (in years)	2.90

2022 Grants
In February 2025, the Compensation Committee certified the achievement of the performance metrics for the three-year period ended December 31, 2024, related to the PSUs granted during the year ended December 31, 2022. The PSUs granted during the year ended December 31, 2022 provide the recipients with the right to receive shares of common stock dependent on the achievement of a TSR goal and are generally subject to the provision of service through the vesting date of the award. The TSR goal was based on the Company’s actual TSR percentage increase over the performance period. The awards vested during the three months ended March 31, 2025 with no percentage of the TSR goal earned.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Award Activity
The following table summarizes the activity for the Company’s RSUs and PSUs for the three months ended March 31, 2025:

	Restricted Stock Units		Performance Stock Units
	Number of units	Weighted average grant date fair value (per share)	Number of units		Weighted average grant date fair value (per share)
Nonvested as of December 31, 2024	1,977,373	$9.37	1,353,409	(1)	$11.10
Granted	967,683	$7.79	504,931		$9.30
Vested	(1,040,153)	$9.53	—		$—
Forfeited	(48,303)	$9.52	(163,819)		$9.18
Nonvested as of March 31, 2025	1,856,600	$8.46	1,694,521	(1)	$10.75

(1)Based on target.
During the three months ended March 31, 2025, the Company did not grant any RSAs. Cash proceeds received by the Company from the exercise of stock options were not material for the three months ended March 31, 2025.
Stock-Based Compensation Expense
For the three months ended March 31, 2025 and 2024, stock-based compensation expense for the Company was $3,072 and $3,680, respectively. The associated income tax benefit based on the applicable statutory rate recognized in the condensed consolidated statements of (loss) income for the three months ended March 31, 2025 and 2024 was $770 and $902, respectively.
As of March 31, 2025, unrecognized compensation cost of $13,856 for RSUs and $8,786 for PSUs are considered probable of vesting and the weighted-average period over which these costs are expected to be recognized at March 31, 2025 was 1.96 years for the RSUs and 2.14 years for the PSUs.
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
The reconciliation from basic to diluted weighted average shares outstanding is as follows:

	Three months ended March 31,
	2025	2024
Weighted average shares outstanding – Basic	117,264,124	116,955,043
Dilutive effect of unvested common shares and RSUs with service conditions, PSUs considered probable of vesting and assumed stock option exercises and conversions	—	496,106
Weighted average shares outstanding – Diluted	117,264,124	117,451,149

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The Company reported a net loss for the three months ended March 31, 2025, and therefore excluded the dilutive effect of 295,438 shares, which consisted of unvested common shares, RSUs with service conditions, PSUs considered probable of vesting and assumed stock option exercises and conversions from the computation of weighted average diluted shares outstanding.
Basic and diluted (loss) income per share are calculated as follows:

	Three months ended March 31,
	2025	2024
Numerator:
Net (loss) income	$(3,597)	$1,221

Denominator:
Weighted average shares outstanding – Basic	117,264,124	116,955,043
Weighted average shares outstanding – Diluted	117,264,124	117,451,149

Net (loss) income per share:
Basic (loss) income per share	$(0.03)	$0.01
Diluted (loss) income per share	$(0.03)	$0.01
The table below presents the details of the Company’s weighted average equity-based awards outstanding during each respective period that were excluded from the calculation of diluted earnings per share:

	Three months ended March 31,
	2025	2024
Anti-dilutive RSUs and PSUs	1,365,654	558,989
Anti-dilutive stock options	367,100	367,100
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
19. Supplemental Cash Flow Information:
The following table presents supplemental cash flow information for the Company:

	Three months ended March 31,
	2025	2024
Cash paid during the period for:
Income taxes, net of refunds	$2,724	$3,608
Interest(1)	12,301	12,569
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the period end	1,430	713
Right-of-use assets obtained in exchange for new lease liabilities (non-cash):
Operating leases	2,620	2,131

(1)Cash paid for interest is shown net of capitalized interest and includes the cash received or paid on the Company’s interest rate cap agreements designated as cash flow hedges for the periods presented (see Note 11 to these condensed consolidated financial statements for details).

20. Subsequent Events:
On March 18, 2025 the Company entered into an asset purchase agreement to acquire the sulfuric acid production assets from Cornerstone Chemical Company LLC for a purchase price of $35,000, subject to regulatory approvals and customary closing conditions, expected to be comprised entirely of cash on hand. The Company expects the acquisition to close in the second quarter of 2025.
In April 2025, the Company amended its ABL Credit Agreement. See Note 10 to these condensed consolidated financial statements for further information.
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
•significant trade developments, including tariffs, have had and may continue to have an adverse effect on us;
•that we have a material weakness in our internal control over financial reporting and that we may identify additional material weaknesses in the future; and
•other factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report on Form 10-K”).
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
Overview
We are a leading integrated and innovative global provider of advanced materials, specialty catalysts, virgin sulfuric acid and sulfuric acid regeneration services. We believe that our products and services contribute to improving the sustainability of the environment.
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
Stock Repurchase Program
On April 27, 2022, the Board approved a stock repurchase program that authorized the Company to purchase up to $450.0 million of the Company’s common stock over the four-year period from the date of approval. The Company did not repurchase any of its common stock pursuant to the stock repurchase program during the three months ended March 31, 2025 and 2024. As of March 31, 2025, $229.6 million was available for share repurchases under the program.
For possible future repurchases, the actual timing, number, and nature of shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions and may be conducted through negotiated transactions, open market repurchases or other means, including through Rule 10b-18 trading plans or accelerated share repurchases.

Key Performance Indicators
Adjusted EBITDA, Adjusted Net Income and Net Debt
Adjusted EBITDA, Adjusted Net Income and Net Debt are financial measures that are not prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and that we use to evaluate our operating performance, for business planning purposes and to measure our performance relative to that of our competitors. Adjusted EBITDA, Adjusted Net Income, and Net Debt are presented as key performance indicators as we believe these financial measures will enhance a prospective investor’s understanding of our results of operations and financial condition. EBITDA consists of net (loss) income attributable to continuing operations before interest, taxes, depreciation and amortization. Adjusted EBITDA consists of EBITDA adjusted for (i) non-operating income or expense, (ii) the impact of certain non-cash, nonrecurring or other items included in net (loss) income and EBITDA that we do not consider indicative of our ongoing operating performance, and (iii) depreciation, amortization and interest of our 50% share of the Zeolyst Joint Venture. Adjusted Net Income consists of net (loss) income adjusted for (i) non-operating income or expense and (ii) the impact of certain non-cash, nonrecurring or other items included in net (loss) income that we do not consider indicative of our ongoing operating performance. Net Debt consists of total debt less cash and cash equivalents. We believe that these non-GAAP financial measures provide investors with useful financial metrics to assess our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business.
You should not consider Adjusted EBITDA, Adjusted Net Income, or Net Debt in isolation or as alternatives to the presentation of our financial results in accordance with GAAP. The presentation of Adjusted EBITDA, Adjusted Net Income and Net Debt financial measures may differ from similar measures reported by other companies and may not be comparable to other similarly titled measures. In evaluating Adjusted EBITDA and Adjusted Net Income, you should be aware that we are likely to incur expenses similar to those eliminated in this presentation in the future and that certain of these items could be considered recurring in nature. Our presentation of Adjusted EBITDA and Adjusted Net Income should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. Reconciliations of Adjusted EBITDA, Adjusted Net Income to GAAP net (loss) income and Net Debt to GAAP total debt are included in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for each of the respective periods.
Key Factors and Trends Affecting Operating Results and Financial Condition
Sales
Sales in our Ecoservices and Advanced Materials & Catalysts segments are made on both a purchase order basis and pursuant to long-term contracts. Within the Zeolyst Joint Venture, included in our Advanced Materials & Catalysts segment, we may also experience demand fluctuations based upon the timing of our customer’s fixed bed catalyst replacements.
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
Foreign Currency
As a global business, we are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. We operate in various geographies with approximately 5% of our sales for the three months ended March 31, 2025 and for the year ended December 31, 2024 in currencies other than the U.S. dollar. Because our condensed consolidated financial results are reported in U.S. dollars, sales or earnings generated in currencies other than the U.S. dollar can result in a significant increase or decrease in the amount of those sales and earnings when translated to U.S. dollars. The foreign currency to which we have the most significant exchange rate exposure is the British pound.

Results of Operations
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Highlights
The following is a summary of our financial performance for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Sales
•Sales increased $1.7 million to $162.2 million. The increase in sales was primarily due to higher average selling prices as a result of the pass-through of higher sulfur costs, partially offset by lower sales volume in Ecoservices.
Gross Profit
•Gross profit decreased $13.6 million to $25.6 million. The decrease in gross profit was primarily due to increased manufacturing costs driven by higher turnaround costs and inflation as well as lower sales volume.
Operating (Loss) Income
•Operating (loss) income decreased by $14.8 million to $0.9 million. The decrease in operating (loss) income was due to a decrease in gross profit and higher other operating expense, net, partially offset by lower selling, general and administrative expenses.
Equity in Net Income of Affiliated Companies
•Equity in net income of affiliated companies for the three months ended March 31, 2025 was $8.9 million, compared to $2.1 million for the three months ended March 31, 2024. The increase of $6.8 million was due to higher earnings from the Zeolyst Joint Venture during the three months ended March 31, 2025, driven by higher sales volume.
The following is our unaudited condensed consolidated statements of (loss) income and a summary of financial results for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,		Change
	2025	2024	$	%
	(in millions, except percentages)
Sales	$162.2	$160.5	$1.7	1.1%
Cost of goods sold	136.6	121.3	15.3	12.6%
Gross profit	25.6	39.2	(13.6)	(34.7)%
Gross profit margin	15.8%	24.4%
Selling, general and administrative expenses	21.3	21.6	(0.3)	(1.4)%
Other operating expense, net	5.2	3.7	1.5	40.5%
Operating (loss) income	(0.9)	13.9	(14.8)	(106.5)%
Operating (loss) income margin	(0.6)%	8.7%
Equity in net (income) from affiliated companies	(8.9)	(2.1)	(6.8)	323.8%
Interest expense, net	11.0	13.4	(2.4)	(17.9)%
Debt modification and extinguishment costs	1.0	—	1.0	NM
Other expense, net	0.2	0.2	—	—%
(Loss) income before income taxes	(4.2)	2.4	(6.6)	(275.0)%
(Benefit) provision for income taxes	(0.6)	1.2	(1.8)	(150.0)%
Effective tax rate	13.3%	49.1%
Net (loss) income	$(3.6)	$1.2	$(4.8)	NM

Sales

	Three months ended March 31,		Change
	2025	2024	$	%
	(in millions, except percentages)
Sales:
Ecoservices	$143.1	$141.6	$1.5	1.1%
Advanced Materials & Catalysts	19.1	18.9	0.2	1.1%
Total sales	$162.2	$160.5	$1.7	1.1%

Ecoservices: Sales in Ecoservices for the three months ended March 31, 2025 were $143.1 million, an increase of $1.5 million, or 1.1%, compared to sales of $141.6 million for the three months ended March 31, 2024. The change in sales reflects higher average selling prices of $6.0 million, inclusive of the impact associated with the pass-through of higher sulfur costs of approximately $7 million, offset by lower sales volume of $4.5 million.
Average selling prices were higher primarily due to the pass-through of sulfur costs and favorable contract-pricing for regeneration services, partially offset by the pass-through of lower energy and other indexed costs. Sales volume of virgin sulfuric acid and regeneration services were lower for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, driven by maintenance turnaround activity at our facilities and our customers’ facilities during the first quarter of 2025.
Advanced Materials & Catalysts: Sales in Advanced Materials & Catalysts for the three months ended March 31, 2025 were $19.1 million, an increase of $0.2 million, or 1.1%, compared to sales of $18.9 million for the three months ended March 31, 2024. The change in sales was primarily due to higher sales of niche custom catalysts associated with order timing, partially offset by lower sales of advanced silicas used for the production of polyethylene compared to the three months ended March 31, 2024.
Gross Profit
Gross profit for the three months ended March 31, 2025 was $25.6 million, a decrease of $13.6 million, or 34.7%, compared to $39.2 million for the three months ended March 31, 2024. The decrease in gross profit was primarily driven by unfavorable manufacturing costs of $10.3 million, lower average selling prices of $1.0 million, exclusive of the approximately $7 million of pass-through of higher sulfur costs, and lower sales volume of $2.3 million.
Average selling prices were lower primarily due to the pass-through of lower energy and other indexed costs. The higher manufacturing costs were primarily driven by planned maintenance turnaround costs and general inflation. The decrease in sales volume was primarily related to maintenance turnaround activity at our facilities and our customers’ facilities during the first quarter of 2025.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2025 were $21.3 million, a decrease of $0.3 million, as compared to $21.6 million for the three months ended March 31, 2024. The decrease in selling, general and administrative expenses was mainly due to a decrease in stock compensation of $0.6 million and professional fees of $0.5 million, partially offset by an increase in other compensation-related expenses of $0.5 million and other expenses of $0.3 million.
Other Operating Expense, Net
Other operating expense, net for the three months ended March 31, 2025 was $5.2 million, an increase of $1.5 million, compared to $3.7 million for the three months ended March 31, 2024. The increase in other operating expense, net was mainly driven by an increase of $1.8 million in transaction costs, partially offset by a decrease in net losses on asset disposals of $0.5 million.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the three months ended March 31, 2025 was $8.9 million, compared to $2.1 million for the three months ended March 31, 2024. The increase in earnings from the Zeolyst Joint Venture was driven by higher hydrocracking catalyst and specialty catalyst sales, partially offset by lower sales of catalysts used in emission control and customized catalyst applications during the three months ended March 31, 2025 compared to the prior year.

Interest Expense, Net
Interest expense, net for the three months ended March 31, 2025 was $11.0 million, a decrease of $2.4 million, as compared to $13.4 million for the three months ended March 31, 2024. The decrease in interest expense, net was primarily due to the year over year decrease in variable rates in part due to the reduction in our spread associated with the 2025 Term Loan refinancing transactions and lower outstanding debt during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, partially offset by lower benefit from our interest rate caps.
Debt Modification and Extinguishment Costs
Debt modification and extinguishment costs for the three months ended March 31, 2025 were $1.0 million. On January 30, 2025, we amended our existing senior secured term loan facility to reduce the applicable interest rates. The Company evaluated the terms of the amendment in accordance with ASC 470-50 Debt - Modification and Extinguishment and determined that the amendment was a modification of debt. As a result, we recorded $1.0 million of third-party financing fees within debt modification and extinguishment costs in the condensed consolidated statements of (loss) income during the three months ended March 31, 2025.
Other Expense, Net
Other expense, net was $0.2 million for the three months ended March 31, 2025 and 2024.
(Benefit) Provision for Income Taxes
The benefit for income taxes for the three months ended March 31, 2025 was $0.6 million, compared to a $1.2 million provision for income taxes for the three months ended March 31, 2024. The effective income tax rate for the three months ended March 31, 2025 was 13.3%, compared to 49.1% for the three months ended March 31, 2024.
The Company’s effective income tax rate for the three months ended March 31, 2025 and 2024, respectively, fluctuated primarily due to a reduced discrete tax impact relative to pre-tax book income, and a reduction to the discrete tax expense related to accrued penalties and interest on historical uncertain tax positions that expired due to statute of limitations in the prior year.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended March 31, 2025 was mainly due to state and local taxes and a discrete shortfall tax expense related to stock compensation.
Net (Loss) Income
For the foregoing reasons, net loss was $3.6 million for the three months ended March 31, 2025, compared to net income of $1.2 million for the three months ended March 31, 2024.

Adjusted EBITDA
Summarized Adjusted EBITDA information is shown below in the following table:

	Three months ended March 31,		Change
	2025	2024	$	%
	(in millions, except percentages)
Adjusted EBITDA(1)
Ecoservices	$28.5	$41.5	$(13.0)	(31.3)%
Advanced Materials & Catalysts(2)	17.5	11.1	6.4	57.7%
Unallocated corporate expenses	(7.1)	(7.1)	—	—%
Total	$38.9	$45.5	$(6.6)	(14.5)%

(1)We define Adjusted EBITDA as EBITDA adjusted for certain items as noted in the reconciliation below. Our management evaluates the performance of our segments and allocates resources based primarily on Adjusted EBITDA. Adjusted EBITDA does not represent cash flow for periods presented and should not be considered as an alternative to net (loss) income as an indicator of our operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBITDA may not be comparable with EBITDA or Adjusted EBITDA as defined by other companies.
(2)The Adjusted EBITDA for the Advanced Materials & Catalysts segment includes our 50% portion of the Adjusted EBITDA from the Zeolyst Joint Venture. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $12.7 million for the three months ended March 31, 2025, which includes $8.9 million of equity in net income, excluding $0.6 million of amortization of investment in affiliate step-up plus $3.2 million of joint venture depreciation, amortization and interest.
The Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $6.9 million for the three months ended March 31, 2024, which includes $2.1 million of equity in net income, excluding $1.6 million of amortization of investment in affiliate step-up plus $3.3 million of joint venture depreciation, amortization and interest.
Ecoservices: Adjusted EBITDA for the three months ended March 31, 2025 was $28.5 million, a decrease of $13.0 million, or 31.3%, compared to $41.5 million for the three months ended March 31, 2024. The decrease in Adjusted EBITDA was driven by approximately $8 million of higher manufacturing costs associated with planned maintenance turnaround costs, the timing of fixed cost absorption, and general inflation, approximately $3 million of lower volume driven by the maintenance turnaround activity at our facilities and our customers’ facilities, and approximately $2 million of unfavorable net pricing, reflecting the timing and contractual pass-through of certain costs, including energy and other indexed costs.
Advanced Materials & Catalysts: Adjusted EBITDA for the three months ended March 31, 2025 was $17.5 million, an increase of $6.4 million or 57.7%, compared to $11.1 million for the three months ended March 31, 2024. The increase in Adjusted EBITDA was primarily a result of higher sales volume within the Zeolyst Joint Venture driven by higher hydrocracking catalyst and specialty catalyst sales, partially offset by lower sales of catalysts used in emission control and customized catalyst applications.

A reconciliation of net (loss) income to Adjusted EBITDA is as follows:

	Three months ended March 31,
	2025	2024
	(in millions)
Reconciliation of net (loss) income to Adjusted EBITDA
Net (loss) income	$(3.6)	$1.2
(Benefit) provision for income taxes	(0.6)	1.2
Interest expense, net	11.0	13.4
Depreciation and amortization	23.1	21.9
EBITDA	29.9	37.7
Joint venture depreciation, amortization and interest(a)	3.2	3.3
Amortization of investment in affiliate step-up(b)	0.6	1.6
Debt modification and extinguishment costs	1.0	—
Net loss on asset disposals(c)	0.2	0.6
Foreign currency exchange loss(d)	0.1	0.2
LIFO benefit(e)	(0.8)	(1.1)
Transaction and other related costs(f)	1.9	0.1
Equity-based compensation	3.1	3.7
Restructuring, integration and business optimization expenses(g)	0.1	0.2
Other(h)	(0.4)	(0.8)
Adjusted EBITDA	$38.9	$45.5

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
(d)Reflects the exclusion of the foreign currency transaction gains and losses in the statements of (loss) income related to the remeasurement effects of monetary assets and liabilities, including non-permanent intercompany debt, denominated in foreign currency.
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

Adjusted Net Income
Summarized Adjusted Net Income information is shown below in the following table:

	Three months ended March 31,
	2025			2024
	Pre-tax amount	Tax expense (benefit)	After-tax amount	Pre-tax amount	Tax expense (benefit)	After-tax amount
	(in millions)
Reconciliation of net (loss) income to Adjusted Net Income(1)(2)
Net (loss) income	$(4.2)	$(0.6)	$(3.6)	$2.4	$1.2	$1.2
Amortization of investment in affiliate step-up(b)	0.6	0.1	0.5	1.6	0.4	1.2
Debt modification and extinguishment costs	1.0	0.3	0.7	—	—	—
Net loss on asset disposals(c)	0.2	0.1	0.1	0.6	0.1	0.5
Foreign currency exchange loss(d)	0.1	—	0.1	0.2	0.1	0.1
LIFO benefit(e)	(0.8)	(0.2)	(0.6)	(1.1)	(0.3)	(0.8)
Transaction and other related costs(f)	1.9	0.5	1.4	0.1	—	0.1
Equity-based compensation	3.1	0.3	2.8	3.7	0.5	3.2
Restructuring, integration and business optimization expenses(g)	0.1	—	0.1	0.2	0.1	0.1
Other(h)	(0.4)	(0.1)	(0.3)	(0.7)	(0.2)	(0.5)
Adjusted Net Income	$1.6	$0.4	$1.2	$7.0	$1.9	$5.1

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
The adjustments to net (loss) income are shown net of applicable tax rates of 23.8% and 24.6% for the three months ended March 31, 2025 and 2024, respectively, except for equity-based compensation. The tax effect on equity-based compensation is derived by removing the tax effect of any equity-based compensation expense disallowed as a result of its inclusion within IRC Sec. 162(m), and adding the tax effect of equity-based stock compensation shortfall recorded as a discrete item.

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
We believe that our existing cash and cash equivalents and cash flows from operations, combined with availability under our ABL Facility, will be sufficient to meet our presently anticipated future cash needs for at least the next twelve months. We may also pursue strategic acquisition or divestiture opportunities, which may impact our future cash requirements. We may, from time to time, increase borrowings under our ABL Facility to meet our future cash needs. As of March 31, 2025, we had cash and cash equivalents of $127.5 million and availability of $73.6 million under our ABL Facility, after giving effect to $3.3 million of outstanding letters of credit, for a total available liquidity of $201.1 million. We did not have any revolving credit facility borrowings as of March 31, 2025. As of March 31, 2025, we were in compliance with all covenants under our debt agreements.
Prior to April 10, 2025, our ABL Facility had one financial covenant with two ratios to maintain. The first ratio compared the total ABL availability against a threshold: the greater of 10% of the line cap (which was defined as the lesser of our revolving loan commitments and the value of our assets) or $10.0 million. The greater of this threshold could not be greater than the total availability of the ABL Facility. The second ratio compared the ABL Facility availability of the U.S. revolving credit facility against a $7.5 million threshold. As of March 31, 2025, we were in compliance with the financial covenant under the ABL Facility. On April 10, 2025, we amended the ABL Facility to, among other things, reallocate all European revolving loan commitments thereunder as U.S. revolving loan commitments. As a result of the amendment, on and after April 10, 2025, the U.S. revolving credit facility comprises all availability of the ABL Facility, and we are only required to comply with the first ratio described above.
The 2025 Term Loan Facility and the ABL Facility contain various restrictive covenants. Each limits the ability of the Company and its restricted subsidiaries to incur certain indebtedness or liens, merge, consolidate or liquidate, dispose of certain property, make investments or declare or pay dividends, make optional payments, modify certain debt instruments, enter into certain transactions with affiliates, enter into certain sales and leasebacks and certain other non-financial restrictive covenants. During such time, the Company is required to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0. The Company was in compliance with all debt covenants under the 2025 Term Loan Facility and the ABL Facility as of March 31, 2025.
Included in our cash and cash equivalents balance as of March 31, 2025 was $6.4 million of cash and cash equivalents in foreign jurisdictions. Depending on foreign cash balances, we have certain flexibility to repatriate funds should the need arise. Should the need arise, we would repatriate the funds in the most tax efficient manner from those subsidiaries. Repatriation of foreign cash is generally not subject to U.S. federal income taxes at the time of cash distribution. However, foreign earnings may still be taxed for state income tax purposes, as well as subject to certain foreign withholding tax obligations, when cash amounts are distributed back to the U.S.
Our liquidity requirements include interest payments related to our debt structure. As reported, our cash interest paid for the three months ended March 31, 2025 and 2024 was approximately $12.3 million and $12.6 million, respectively. Before any impact of hedges, a one percent change in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $8.7 million on interest expense.
We hedge the interest rate fluctuations on debt obligations through interest rate cap agreements. For more information about our interest rate cap agreements, refer to Note 11 — Financial Instruments of our condensed consolidated financials statements included in Part 1, Item 1 — Financial Statements (Unaudited).
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements include $3.3 million of outstanding letters of credit on our ABL Facility as of March 31, 2025.

Cash Flow

	Three months ended March 31,
	2025	2024
	(in millions)
Net cash provided by (used in):
Operating activities	$10.3	$36.5
Investing activities	(24.3)	(17.4)
Financing activities	(4.5)	(4.2)
Effect of exchange rate changes on cash and cash equivalents	—	(0.2)
Net change in cash and cash equivalents	(18.5)	14.7
Cash and cash equivalents at beginning of period	146.0	88.4
Cash and cash equivalents at end of period	$127.5	$103.1
Net cash provided by operating activities was $10.3 million for the three months ended March 31, 2025, compared to $36.5 million for the three months ended March 31, 2024. Cash generated by operating activities, other than changes in working capital, was lower by $23.6 million during the three months ended March 31, 2025, as compared to the same period in the prior year primarily due to dividends received from the Zeolyst Joint Venture. The decrease in cash from working capital during the three months ended March 31, 2025 of $2.6 million was unfavorable compared to the three months ended March 31, 2024 primarily due to unfavorable changes in receivables, accrued liabilities, prepaids and other current assets and accounts payable, partially offset by favorable changes in inventories.
The unfavorable change in receivables was driven by the timing of collection of sales. The unfavorable change in accrued liabilities mainly relates to the timing of payments for taxes and non-trade payables from related parties. The unfavorable change in accounts payable was due to the timing of vendor payments. The unfavorable change in prepaid and other current assets primarily relates to the timing of miscellaneous receivables and non-trade receivables from related parties. The favorable change in inventory was primarily due to the timing of sales orders and inventory build.
Net cash used in investing activities was $24.3 million for the three months ended March 31, 2025, compared to $17.4 million during the same period in 2024. Net cash used in investing activities consisted of $24.3 million and $17.4 million to fund capital expenditures during the three months ended March 31, 2025 and 2024, respectively.
Net cash used in financing activities was $4.5 million for the three months ended March 31, 2025, compared to $4.2 million during the same period in 2024. The unfavorable change in net cash used in financing activities was primarily driven by higher tax withholdings on equity award vesting during the during the three months ended March 31, 2025.
Debt

	March 31, 2025	December 31, 2024
	(in millions)
2025 Term Loan Facility	$868.6	$870.8
ABL Facility	—	—
Total debt	868.6	870.8
Original issue discount	(7.0)	(7.2)
Deferred financing costs	(2.7)	(2.8)
Total debt, net of original issue discount and deferred financing costs	858.9	860.8
Less: current portion	(8.7)	(8.7)
Total long-term debt, excluding current portion	$850.2	$852.1

As of March 31, 2025, our total debt was $868.6 million, excluding the original issue discount of $7.0 million and deferred financing costs of $2.7 million for our senior secured credit facilities. Our net debt as of March 31, 2025 was $741.1 million, which reflects our total debt less cash and cash equivalents of $127.5 million. We may seek, subject to market conditions and other factors, opportunities to repurchase, refinance or otherwise reprice our debt.

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

	Three months ended March 31,
	2025	2024
	(in millions)
Maintenance capital expenditures	$16.6	$12.2
Growth capital expenditures	3.8	2.2
Total capital expenditures	$20.4	$14.4

Capital expenditures remained at a level sufficient for required maintenance and certain expansion growth initiatives during these periods. Maintenance capital expenditures were higher in the three months ended March 31, 2025, compared to the three months ended March 31, 2024 due to turnaround activities in the first quarter of 2025. Growth capital expenditures were higher in the three months ended March 31, 2025, compared to the three months ended March 31, 2024 primarily due to the planned expansion of the Kansas City, Kansas silica catalyst production facility.
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
While there has been no material change in our critical accounting policies and use of estimates from those described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K, we continually evaluate our critical accounting estimates, assumptions and judgments on an ongoing basis. The Company completes its annual goodwill and indefinite-lived intangible assets impairment test during the fourth quarter of each year, or more frequently if triggering events indicate a possible impairment. The Company determines the fair value of its reporting units using both a market approach and an income, or discounted cash flow, approach. As of October 1, 2024, the date of the Company’s most recent quantitative assessments, the fair values of each of the Company’s reporting units and the fair values of the Company’s indefinite-lived trade names and trademarks exceeded their respective carrying values.
During the three months ended March 31, 2025, the Company did not identify any events or circumstances that would more likely than not reduce the fair value of the Company’s reporting units or intangible assets below their respective carrying values.
The estimated fair value of the Advanced Materials & Catalysts reporting unit exceeded its carrying value on October 1, 2024 by over 15%. Prolonged unfavorable effects could adversely impact the estimated fair value of the Advanced Materials & Catalysts reporting unit in future periods and may result in impairment charges.
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
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weakness in the Company’s internal control over financial reporting as described below and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Notwithstanding the conclusion that the Company’s disclosure controls and procedures were not effective as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer believe that the Company’s unaudited condensed consolidated financial statements included in this Quarterly Report are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
A material weakness in relation to the Company’s controls over the accounting of its Zeolyst Joint Venture was identified as of December 31, 2024 and continues to exist as of March 31, 2025. The Company does not have sufficient controls designed to ensure its proportionate share of the earnings from the Zeolyst Joint Venture, an equity method investee underlying the Company’s financial statements, were completely, accurately, and timely recorded. This material weakness resulted in immaterial adjustments to our equity in net income from affiliated companies and investments in affiliated companies as of and for the fiscal years ended December 31, 2024, 2023 and 2022, and for the interim periods contained within those fiscal years. This material weakness could result in a material misstatement of our equity in net income from affiliated companies and investments in affiliated companies that would not be prevented or detected on a timely basis.
Plan for Remediation of Material Weakness
We are in the process of developing a plan to remediate the material weakness. Our plan will include designing and implementing appropriate controls designed to ensure our proportionate share of the earnings from the Zeolyst Joint Venture are completely, accurately, and timely recorded in our financial statements. This material weakness will not be considered remediated until the applicable controls are designed, implemented and operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2025 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the three months ended March 31, 2025, the Company did not repurchase any of its common stock pursuant to the stock repurchase program. As of March 31, 2025, $229.6 million was available for share repurchases under the program.

ITEM 5.    OTHER INFORMATION.
Trading Arrangements
During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS.
The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1
Third Amendment Agreement, dated as of January 30, 2025, by and among the Borrowers, Ecovyst Midco II Inc., UBS AG, Stamford Branch, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 31, 2025).

10.2
Fifth Amendment Agreement, dated as of April 10, 2025 to the ABL Credit Agreement, dated as of May 4, 2016, by and among Ecovyst Catalyst Technologies LLC, Ecovyst Catalyst Technologies UK Limited, Ecovyst Midco II Inc., the guarantors party thereto, the replacement lenders party thereto and Citibank, N.A., as administrative agent and collateral agent.

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
101
The following materials from the Quarterly Report on Form 10-Q of Ecovyst Inc. for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of (Loss) Income, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags

104	The cover page from the Quarterly Report on Form 10-Q of Ecovyst Inc. for the quarter ended March 31, 2025, formatted in Inline XBRL and included as Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecovyst Inc.

Date:	May 2, 2025	By:	/s/ MICHAEL FEEHAN
Michael Feehan
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)