Form 10-Q
period 2025-06-30
Ecovyst Inc.
filed 2025-08-07
CIK 1708035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of August 1, 2025 was 114,417,966.

Ecovyst Inc.

INDEX—FORM 10-Q
June 30, 2025

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Sales	$200,128	$182,820	$362,326	$343,357
Cost of goods sold	150,406	129,157	286,988	250,471
Gross profit	49,722	53,663	75,338	92,886
Selling, general and administrative expenses	22,661	22,707	44,006	44,310
Other operating expense, net	9,252	3,108	14,433	6,774
Operating income	17,809	27,848	16,899	41,802
Equity in net (income) from affiliated companies	(1,928)	(1,392)	(10,844)	(3,464)
Interest expense, net	11,117	12,895	22,127	26,304
Debt modification and extinguishment costs	—	4,560	960	4,560
Other expense, net	570	410	755	627
Income before income taxes	8,050	11,375	3,901	13,775
Provision for income taxes	2,064	3,080	1,512	4,259
Net income	$5,986	$8,295	$2,389	$9,516

Net income per share:
Basic income per share	$0.05	$0.07	$0.02	$0.08
Diluted income per share	$0.05	$0.07	$0.02	$0.08

Weighted average shares outstanding:
Basic	116,232,528	116,912,332	116,745,476	116,935,708
Diluted	116,535,060	117,635,289	117,044,461	117,545,240
See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$5,986	$8,295	$2,389	$9,516
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits	171	530	170	524
Net (loss) gain from hedging activities	(2,410)	(1,075)	(6,714)	2,789
Foreign currency translation	8,582	(679)	13,113	(2,363)
Total other comprehensive income (loss)	6,343	(1,224)	6,569	950
Comprehensive income	$12,329	$7,071	$8,958	$10,466

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$69,597	$146,013
Accounts receivable, net	103,472	77,937
Inventories, net	66,900	57,126
Derivative assets	4,007	6,532
Prepaid and other current assets	25,437	16,106
Total current assets	269,413	303,714
Investments in affiliated companies	346,495	349,308
Property, plant and equipment, net	602,894	569,275
Goodwill	406,749	404,102
Other intangible assets, net	94,777	98,413
Right-of-use lease assets	37,129	33,558
Other long-term assets	38,941	43,951
Total assets	$1,796,398	$1,802,321
LIABILITIES
Current maturities of long-term debt	$8,730	$8,730
Accounts payable	47,936	43,928
Operating lease liabilities—current	8,979	9,267
Accrued liabilities	54,042	53,201
Total current liabilities	119,687	115,126
Long-term debt, excluding current portion	847,884	852,099
Deferred income taxes	104,584	105,395
Operating lease liabilities—noncurrent	28,156	24,189
Other long-term liabilities	3,700	5,052
Total liabilities	1,104,011	1,101,861
Commitments and contingencies (Note 15)
EQUITY
Common stock ($0.01 par); authorized shares 450,000,000; issued shares 140,872,846 and 140,872,846 on June 30, 2025 and December 31, 2024, respectively; outstanding shares 114,487,661 and 116,534,803 on June 30, 2025 and December 31, 2024, respectively	1,409	1,409
Preferred stock ($0.01 par); authorized shares 50,000,000; no shares issued or outstanding on June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,103,528	1,106,792
Accumulated deficit	(175,119)	(177,508)
Treasury stock, at cost; shares 26,385,185 and 24,338,043 on June 30, 2025 and December 31, 2024, respectively	(236,593)	(222,826)
Accumulated other comprehensive loss	(838)	(7,407)
Total equity	692,387	700,460
Total liabilities and equity	$1,796,398	$1,802,321

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock, at cost	Accumulated other comprehensive loss	Total
Balance, December 31, 2024	$1,409	$1,106,792	$(177,508)	$(222,826)	$(7,407)	$700,460
Net loss	—	—	(3,597)	—	—	(3,597)
Other comprehensive income	—	—	—	—	226	226
Tax withholdings on equity award vesting	—	—	—	(1,477)	—	(1,477)
Stock compensation expense	—	3,072	—	—	—	3,072
Shares issued under equity incentive plan, net of forfeitures	—	(9,519)	—	9,519	—	—
Balance, March 31, 2025	$1,409	$1,100,345	$(181,105)	$(214,784)	$(7,181)	$698,684
Net income	—	—	5,986	—	—	5,986
Other comprehensive income	—	—	—	—	6,343	6,343
Repurchases of common shares	—	—	—	(21,917)	—	(21,917)
Excise tax on repurchases of common shares	—	—	—	(151)	—	(151)
Stock compensation expense	—	3,395	—	—	—	3,395
Shares issued under equity incentive plan, net of forfeitures	—	(212)	—	259	—	47
Balance, June 30, 2025	$1,409	$1,103,528	$(175,119)	$(236,593)	$(838)	$692,387
	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock, at cost	Accumulated other comprehensive (loss) income	Total
Balance, December 31, 2023	$1,407	$1,102,581	$(170,856)	$(226,710)	$(958)	$705,464
Net income	—	—	1,221	—	—	1,221
Other comprehensive income	—	—	—	—	2,174	2,174
Tax withholdings on equity award vesting	—	—	—	(1,218)	—	(1,218)
Stock compensation expense	—	3,674	—	—	—	3,674
Shares issued under equity incentive plan, net of forfeitures	2	(9,290)	—	9,329	—	41
Balance, March 31, 2024	$1,409	$1,096,965	$(169,635)	$(218,599)	$1,216	$711,356
Net income	—	—	8,295	—	—	8,295
Other comprehensive income	—	—	—	—	(1,224)	(1,224)
Repurchases of common shares	—	—	—	(5,010)	—	(5,010)
Stock compensation expense	—	3,827	—	—	—	3,827
Shares issued under equity incentive plan, net of forfeitures	—	(43)	—	82	—	39
Balance, June 30, 2024	$1,409	$1,100,749	$(161,340)	$(223,527)	$(8)	$717,283
See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$2,389	$9,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,017	36,523
Amortization	7,049	7,034
Amortization of deferred financing costs and original issue discount	701	1,052
Debt extinguishment costs	—	90
Foreign currency exchange loss	395	155
Deferred income tax provision (benefit)	1,370	(1,690)
Net loss on asset disposals	417	614
Stock compensation	6,467	7,507
Equity in net (income) from affiliated companies	(10,844)	(3,464)
Dividends received from affiliated companies	20,000	33,000
Other, net	(71)	2,216
Working capital changes that provided (used) cash:
Receivables	(14,960)	(4,076)
Inventories	(6,029)	(6,693)
Prepaids and other current assets	(2,520)	(4,457)
Accounts payable	6,477	(3,289)
Accrued liabilities	(7,565)	(27,578)
Net cash provided by operating activities	43,293	46,460

Cash flows from investing activities:
Purchases of property, plant and equipment	(49,525)	(36,649)
Business combinations	(41,315)	—
Other, net	—	(200)
Net cash used in investing activities	(90,840)	(36,849)

Cash flows from financing activities:
Issuance of long-term debt, net of original issue discount and financing fees	870,817	870,817
Repayments of long-term debt	(875,183)	(877,500)
Repurchases of common shares	(21,917)	(5,010)
Tax withholdings on equity award vesting	(1,477)	(1,218)
Repayment of financing obligation	(1,651)	(1,478)
Other, net	26	41
Net cash used in financing activities	(29,385)	(14,348)

Effect of exchange rate changes on cash and cash equivalents	516	(310)
Net change in cash and cash equivalents	(76,416)	(5,047)
Cash and cash equivalents at beginning of period	146,013	88,365
Cash and cash equivalents at end of period	$69,597	$83,318
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
3. Revenue from Contracts with Customers:
Disaggregated Revenue
The Company’s primary means of disaggregating revenue is by reportable segments, which can be found in Note 17 to these condensed consolidated financial statements.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following tables disaggregate the Company’s sales, by segment and end uses, for the three and six months ended June 30, 2025 and 2024, respectively:

	Three months ended June 30, 2025
	Ecoservices	Advanced Materials & Catalysts(2)	Total
Clean fuels, emission control & other	$8,946	$—	$8,946
Polyethylene, polymers & engineered plastics	—	24,063	24,063
Regeneration and treatment services(1)	92,788	—	92,788
Industrial, mining & automotive	74,331	—	74,331
Total segment sales	$176,065	$24,063	$200,128

	Three months ended June 30, 2024
	Ecoservices	Advanced Materials & Catalysts(2)	Total
Clean fuels, emission control & other	$8,614	$—	$8,614
Polyethylene, polymers & engineered plastics	—	28,862	28,862
Regeneration and treatment services(1)	95,365	—	95,365
Industrial, mining & automotive	49,979	—	49,979
Total segment sales	$153,958	$28,862	$182,820

	Six months ended June 30, 2025
	Ecoservices	Advanced Materials & Catalysts(2)	Total
Clean fuels, emission control & other	$16,929	$—	$16,929
Polyethylene, polymers & engineered plastics	—	43,151	43,151
Regeneration and treatment services(1)	172,035	—	172,035
Industrial, mining & automotive	130,211	—	130,211
Total segment sales	$319,175	$43,151	$362,326

	Six months ended June 30, 2024
	Ecoservices	Advanced Materials & Catalysts(2)	Total
Clean fuels, emission control & other	$16,003	$—	$16,003
Polyethylene, polymers & engineered plastics	—	47,797	47,797
Regeneration and treatment services(1)	178,684	—	178,684
Industrial, mining & automotive	100,873	—	100,873
Total segment sales	$295,560	$47,797	$343,357

(1)As described in Note 1 to these condensed consolidated financial statements, the Company experiences seasonal sales fluctuations to customers in the regeneration services product group.
(2)The Company does not record its proportionate share of sales from the Zeolyst International and Zeolyst C.V. joint ventures (collectively, the “Zeolyst Joint Venture”) accounted for using the equity method as revenue and such sales are not consolidated within its results of operations. See Note 10 to these condensed consolidated financial statements for further information.

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
Fair value on a recurring basis
The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 12)	$4,296	$—	$4,296	$—
Derivative liabilities:
Interest rate caps (Note 12)	$1,628	$—	$1,628	$—

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 12)	$12,500	$—	$12,500	$—
Derivative liabilities:
Interest rate caps (Note 12)	$710	$—	$710	$—

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
As of June 30, 2025, the Company had interest rate caps that were fair valued using Level 2 inputs. In addition, the Company applies a credit valuation adjustment to reflect credit risk which is calculated based on credit default swaps. To the extent that the Company’s net exposure under a specific master agreement is an asset, the Company utilizes the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company utilizes a default swap rate comparable to Ecovyst. The credit valuation adjustment is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the Company’s liabilities or that a market participant would be willing to pay for the Company’s assets.
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
As of June 30, 2025, the carrying value in Pajarito was $4,500. There were no remeasurement events or recognized gains or losses for the three and six months ended June 30, 2025.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
5. Stockholders' Equity:
Accumulated Other Comprehensive Loss
The following tables present the tax effects of each component of other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024, respectively:

	Three months ended June 30,
	2025			2024
	Pre-tax amount	Tax benefit/(expense)	After-tax amount	Pre-tax amount	Tax benefit/(expense)	After-tax amount
Defined benefit and other postretirement plans:
Net gain	$226	$(55)	$171	$714	$(178)	$536
Net prior service cost	—	—	—	(7)	1	(6)
Benefit plans, net	226	(55)	171	707	(177)	530
Net loss from hedging activities	(3,214)	804	(2,410)	(1,433)	358	(1,075)
Foreign currency translation	8,582	—	8,582	(679)	—	(679)
Other comprehensive income (loss)	$5,594	$749	$6,343	$(1,405)	$181	$(1,224)

	Six months ended June 30,
	2025			2024
	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount
Defined benefit and other postretirement plans:
Net gain	$225	$(55)	$170	$713	$(178)	$535
Net prior service cost	—	—	—	(15)	4	(11)
Benefit plans, net	225	(55)	170	698	(174)	524
Net (loss) gain from hedging activities	(8,952)	2,238	(6,714)	3,719	(930)	2,789
Foreign currency translation	13,113	—	13,113	(2,363)	—	(2,363)
Other comprehensive income	$4,386	$2,183	$6,569	$2,054	$(1,104)	$950

The following tables present the changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax, by component for the six months ended June 30, 2025 and 2024, respectively:

	Defined benefit and other postretirement plans	Net gain (loss) from hedging activities	Foreign currency translation	Total
December 31, 2024	$1,467	$9,902	$(18,776)	$(7,407)
Other comprehensive income (loss) before reclassifications	172	(3,545)	13,113	9,740
Amounts reclassified from AOCI(1)	(2)	(3,169)	—	(3,171)
Net current period other comprehensive income (loss)	170	(6,714)	13,113	6,569
June 30, 2025	$1,637	$3,188	$(5,663)	$(838)

December 31, 2023	$612	$12,546	$(14,116)	$(958)
Other comprehensive income (loss) before reclassifications	540	9,778	(2,363)	7,955
Amounts reclassified from AOCI(1)	(16)	(6,989)	—	(7,005)
Net current period other comprehensive income (loss)	524	2,789	(2,363)	950
June 30, 2024	$1,136	$15,335	$(16,479)	$(8)

(1)See the following table for details about these reclassifications. Amounts in parentheses indicate debits.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following table presents the reclassifications out of AOCI for the three and six months ended June 30, 2025 and 2024, respectively:

Details about AOCI Components	Amounts reclassified from AOCI(1)				Affected line item where income is presented
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Amortization of defined benefit and other postretirement items:
Net loss	$2	$6	$3	$7	Other expense(2)
Net prior service cost	—	7	—	15	Other expense(2)
	2	13	3	22	Total before tax
	(1)	(3)	(1)	(6)	Tax benefit
	$1	$10	$2	$16	Net of tax

Gains and losses on cash flow hedges:
Interest rate caps	$2,085	$4,662	$4,225	$9,318	Interest expense
	(521)	(1,166)	(1,056)	(2,329)	Tax benefit
	$1,564	$3,496	$3,169	$6,989	Net of tax

Total reclassifications for the period	$1,565	$3,506	$3,171	$7,005	Net of tax

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
During the six months ended June 30, 2025, the Company repurchased 2,926,152 shares on the open market at an average price of $7.47 per share, for a total of $21,859, excluding brokerage commissions and accrued excise tax. During the six months ended June 30, 2025, the Company accrued $151 of excise tax related to these repurchases, net of shares issued under the Company’s equity incentive program (see Note 18 to these condensed consolidated financial statements). As of June 30, 2025, $207,735 was available for share repurchases under the program.
During the six months ended June 30, 2024, the Company repurchased 552,081 shares on the open market at an average price of $9.05 per share, for a total of $4,998, excluding brokerage commissions and accrued excise tax. During the six months ended June 30, 2024, the Company did not need to accrue excise tax related to these repurchases, net of shares issued under the Company’s equity incentive program (see Note 18 to these condensed consolidated financial statements).

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Tax Withholdings on Equity Award Vesting
In connection with the vesting of restricted stock awards (“RSA” or “RSAs”), restricted stock units (“RSU” or “RSUs”) and performance stock units (“PSU” or “PSUs”), shares of common stock may be delivered to the Company by employees to satisfy withholding tax obligations at the instruction of the employee award holders. These transactions, when they occur, are accounted for as stock repurchases by the Company, with the shares returned to treasury stock at a cost representing the payment by the Company of the tax obligations on behalf of the employees in lieu of shares for the vesting event. There were 189,446 and 128,801 shares delivered to the Company to cover tax payments for the six months ended June 30, 2025 and 2024, respectively, and the fair value of those shares withheld were $1,477 and $1,218 for the six months ended June 30, 2025 and 2024, respectively.
6. Goodwill:
The change in the carrying amount of goodwill for the six months ended June 30, 2025 is summarized as follows:

	Ecoservices	Advanced Materials & Catalysts	Total
Balance as of December 31, 2024	$326,589	$77,513	$404,102
Goodwill recognized (Note 7)	363	—	363
Foreign exchange impact	—	2,284	2,284
Balance as of June 30, 2025	$326,952	$79,797	$406,749

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
During the six months ended June 30, 2025, the Company did not identify any events or circumstances that would more likely than not reduce the fair value of the Company's reporting units below their respective carrying values.
The estimated fair value of the Advanced Materials & Catalysts reporting unit exceeded its carrying value on October 1, 2024 by over 15%. Prolonged unfavorable effects or results of the current strategic review could adversely impact the estimated fair value of the Advanced Materials & Catalysts reporting unit in future periods and may result in impairment charges.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
7. Acquisition:
On May 6, 2025 (the “Closing Date”), the Company completed its acquisition of the sulfuric acid production assets of Cornerstone Chemical Company LLC (“Cornerstone”) located in Waggaman, Louisiana. As part of an asset purchase agreement (the “Acquisition”), the Company paid $41,315 in cash, consisting of the $35,000 purchase price plus $6,315 of adjustments for working capital, pursuant to the agreement. The sulfuric acid production assets will be used to increase capacity of virgin sulfuric acid and sulfuric acid regeneration services to current and future customers.
The Acquisition is a business combination, therefore the acquisition method was applied. Under the acquisition method, the purchase price was allocated to the identifiable assets acquired based on the fair values of the identifiable assets acquired as of the Closing Date. The excess of the purchase price over fair values of the identifiable assets acquired was recorded to goodwill.
The table below presents the provisional fair values allocated to the assets acquired. The purchase accounting and purchase price allocation for Cornerstone are preliminary and the Company continues to refine the preliminary valuation of certain acquired assets which could impact the amount of residual goodwill recorded. The Company intends to finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the date of the acquisition. Final determination of the fair values may result in further adjustments to the values presented in the following table:

Preliminary Purchase Price Allocation
Cash paid	$41,315

Recognized amounts of identifiable assets acquired:
Accounts receivable	$9,812
Inventories	3,055
Property, plant and equipment	25,000
Other intangible assets	2,390
Other long-term assets	695
Fair value of identifiable assets acquired	40,952
Goodwill	363
Total assets acquired	$41,315

Adjustments to the preliminary amounts during the measurement period that result in changes to depreciation, amortization or other income effects will be recognized in the reporting period(s) in which the adjustments are determined.
In accordance with the requirements of the purchase method of accounting for acquisitions, accounts receivable and inventories were recorded at fair market value. As of the Closing Date, the fair value of accounts receivable approximated historical cost. The gross contractual amount of accounts receivable at the Closing Date was $9,812, of which there was no amount deemed uncollectible. Fair value of inventory is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity.
Prior to the acquisition, the Company had a preexisting relationship with Cornerstone. The Company had a net payable of $619 for a sulfuric acid exchange balance. As part of the acquisition terms, the payable was settled at cost, which was recorded separate from the business combination.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The valuation of intangibles assets acquired and the related weighted-average amortization period are as follows:

	Amount	Weighted-Average Expected Useful Life (in years)
Intangible assets subject to amortization:
Customer relationships	$2,390	15
Net sales and net income attributable to Cornerstone during the period from the Closing Date through June 30, 2025 were immaterial. Pro forma financial information has not been presented as it is immaterial for the three and six months ended June 30, 2025. Acquisition and integration costs were $806 and $2,755 for the three and six months ended June 30, 2025, respectively, and are included in other operating expense, net in the Company’s condensed consolidated statements of income.
The Company entered into an agreement with Cornerstone to lease the land where the acquired assets are located for a 7 year term plus renewal options. Additionally, Cornerstone will charge the Company for site services and utilities for the location.
8. Other Operating Expense, Net:
A summary of other operating expense, net is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Amortization expense	$2,655	$2,644	$5,298	$5,289
Transaction and other related costs	2,661	140	4,528	198
Restructuring, integration and business optimization costs	1,030	159	1,167	385
Net loss (gain) on asset disposals	250	(34)	417	614
Other, net	2,656	199	3,023	288
Total other operating expense, net	$9,252	$3,108	$14,433	$6,774

9. Inventories, Net:
Inventories, net are classified and valued as follows:

	June 30, 2025	December 31, 2024
Finished products and work in process	$60,466	$54,124
Raw materials	6,434	3,002
Total inventories, net	$66,900	$57,126

Valued at lower of cost or market:
LIFO basis	$38,702	$31,650
Valued at lower of cost and net realizable value:
FIFO or average cost basis	28,198	25,476
Total inventories, net	$66,900	$57,126

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
10. Investments in Affiliated Companies:
The Company accounts for investments in affiliated companies under the equity method. Affiliated companies accounted for on the equity basis as of June 30, 2025 are as follows:

Company	Country	Percent ownership
Zeolyst International	USA	50%
Zeolyst C.V.	Netherlands	50%
Following is summarized information of the combined investments(1):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Sales	$68,579	$70,644	$158,109	$127,505
Gross profit	13,522	16,751	41,952	33,929
Operating income	4,044	5,739	22,250	12,583
Net income	5,076	4,665	23,727	12,010

(1)Summarized information of the combined investments is presented at 100%; the Company’s share of the net assets and net income of affiliates is calculated based on the percent ownership specified in the table above.
The Company’s investments in affiliated companies balance as of June 30, 2025 and December 31, 2024 includes net purchase accounting fair value adjustments of $153,918 and $155,138, respectively, related to a prior business combination consisting primarily of goodwill and intangible assets such as technical know-how and trade names. Consolidated equity in net income from affiliates is net of $610 and $1,220 of amortization expense related to purchase accounting fair value adjustments for the three and six months ended June 30, 2025, respectively. Consolidated equity in net income from affiliates is net of $940 and $2,541 of amortization expense related to purchase accounting fair value adjustments for the three and six months ended June 30, 2024, respectively.
The Company had receivables due from affiliates of $2,770 and $2,794 as of June 30, 2025 and December 31, 2024, respectively, which were included in prepaid and other current assets in the condensed consolidated balance sheets. The Company had payables to affiliates of $2,281 and $929 as of June 30, 2025 and December 31, 2024, respectively, which were included in accrued liabilities in the condensed consolidated balance sheets. Receivables and payables due from/to affiliates are generally non-trade.
The Company had $1,579 and $2,461 of sales to affiliates for the three and six months ended June 30, 2025, respectively and $2,110 of sales to affiliates for the three and six months ended June 30, 2024. There were no purchases from affiliates for the three and six months ended June 30, 2025 and 2024.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
11. Long-term Debt:
The summary of long-term debt is as follows:

	June 30, 2025	December 31, 2024
2025 Term Loan Facility	$866,453	$870,817
ABL Facility	—	—
Total debt	866,453	870,817
Original issue discount	(6,725)	(7,201)
Deferred financing costs	(3,114)	(2,787)
Total debt, net of original issue discount and deferred financing costs	856,614	860,829
Less: current portion	(8,730)	(8,730)
Total long-term debt, excluding current portion	$847,884	$852,099

Term Loan Facility
In June 2024, the Company amended its Term Loan Credit Agreement dated as of June 9, 2021 to, among other things, (a) reduce the interest rate applicable to all outstanding Secured Overnight Financing Rate (“SOFR”) term loans to a rate equal to the forward-looking term rate based on SOFR as administered by the Federal Reserve Bank of New York (“Term SOFR”) plus 2.25% per annum from a maximum of adjusted Term SOFR plus 2.75% per annum, (b) reduce the interest rate applicable to all outstanding base rate term loans to the alternate base rate plus 1.25% per annum from a maximum of the alternate base rate plus 1.75% per annum and (c) extend the maturity date of all outstanding term loans to June 12, 2031. As a result of the amendment, there is no longer a credit spread adjustment of 10 basis points.
In January 2025, the Company amended its Term Loan Credit Agreement dated as of June 12, 2024 to, among other things, (a) reduce the interest rate applicable to all outstanding SOFR term loans to Term SOFR plus 2.00% per annum from a maximum of Term SOFR plus 2.25% per annum and (b) reduce the interest rate applicable to all outstanding base rate term loans to the alternate base rate plus 1.00% per annum from a maximum of the alternate base rate plus 1.25% per annum (the amended term loans, the “2025 Term Loan Facility”). The Company evaluated the terms of the amendments in accordance with ASC 470-50 Debt - Modification and Extinguishment and determined that both amendments were a modification of debt. As a result of the January 2025 amendment, the Company recorded $960 of third-party financing costs within debt modification and extinguishment costs in the condensed consolidated statements of income for the six months ended June 30, 2025. No third-party financing costs were recorded for the three months ended June 30, 2025, and no original issue discount was paid for the three and six months ended June 30, 2025. As a result of the June 2024 amendment, the Company recorded $4,471 of third-party financing costs within debt modification and extinguishment costs in the condensed consolidated statements of income for the three and six months ended June 30, 2024 and capitalized $2,183 of original issued discount within long-term debt, excluding current portion in the condensed consolidated balance sheets during the quarter ended June 30, 2024. In addition, $89 of previous unamortized deferred financing costs and original issue discount associated with the previously outstanding debt were written off as debt modification and extinguishment costs for the three and six months ended June 30, 2024.
The interest rate on the 2025 Term Loan Facility was 6.29% as of June 30, 2025.
ABL Facility
The borrowings under the senior secured asset-based lending revolving credit facility (“ABL Facility”) bear interest at a rate equal to an adjusted Term SOFR or the base rate plus a margin of between 1.25% to 1.75% or 0.25% to 0.75%, respectively. The interest rate on the ABL Facility was 7.75% as of June 30, 2025.
In April 2025, the Company amended its ABL credit agreement (“ABL Credit Agreement”) to, among other things, (a) reallocate all European revolving loan commitments thereunder as United States revolving loan commitments, (b) extend the maturity date with respect to borrowings under the ABL Credit Agreement by over three years to April 10, 2030 (subject to acceleration under certain circumstances), (c) reduce the interest rate applicable to outstanding revolving loans that bear interest at a rate equal to Term SOFR by removing the credit spread adjustment that was applied to Term SOFR in the ABL Credit Agreement in calculating adjusted Term SOFR, and (d) reduce the frequency of borrowing base reporting, field examinations and appraisals (subject to higher frequency under certain circumstances). As a result of the amendment, the Company capitalized $551 of deferred financing costs within long-term debt, excluding current portion in the condensed consolidated balance sheets during the quarter ended June 30, 2025.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Fair Value of Debt
The fair value of a financial instrument is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of June 30, 2025 and December 31, 2024, the fair value of the Company’s term loan facility was $859,954 and $874,083, respectively. The fair value is classified as Level 2 based upon the fair value hierarchy (see Note 4 to these condensed consolidated financial statements for further information on fair value measurements).
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
The following table provides a summary of the Company’s interest rate cap agreements:

Financial instrument	Number of instruments	In effect as of June 30, 2025	Current notional amount of instruments in effect	Annuitized premium of instruments in effect	Cap rate in effect for all agreements at June 30, 2025
Interest rate caps	4	3	$625,000	$35,285	1.00%

The current notional amounts of the three interest rate cap agreements in effect at June 30, 2025 are $250,000, $175,000 and $200,000. The Company entered into a $250,000 interest rate cap to mitigate interest rate volatility from September 2023 to October 2025, a $175,000 interest rate cap agreement to mitigate interest rate volatility from August 2024 to July 2026 and a $200,000 interest rate cap agreement to mitigate interest rate volatility from November 2024 to October 2025. The $200,000 interest rate cap agreement will increase to $450,000 to mitigate interest rate volatility from November 2025 to October 2026.
The Company also entered into a $200,000 forward starting interest rate cap agreement to mitigate interest volatility from August 2026 to July 2028.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The fair values of derivative instruments held as of June 30, 2025 and December 31, 2024, respectively, are shown below:

	Balance sheet location	June 30, 2025	December 31, 2024
Derivative assets
Derivatives designated as cash flow hedges:
Interest rate caps	Prepaid and other current assets	$4,007	$6,532
Interest rate caps	Other long-term assets	289	5,968
Total derivative assets		$4,296	$12,500

Derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate caps	Accrued liabilities	$619	$235
Interest rate caps	Other long-term liabilities	1,009	475
Total derivative liabilities		$1,628	$710

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges on AOCI and the condensed consolidated statements of income for the three and six months ended June 30, 2025 and 2024, respectively:

	Amount of (loss) gain recognized in OCI
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest rate caps	$(1,129)	$3,229	$(4,727)	$13,037

	Amount of (loss) gain reclassified from AOCI
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest rate caps	$(2,085)	$(4,662)	$(4,225)	$(9,318)

	Amount of loss reclassified into income
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest rate caps	$2,085	$4,662	$4,225	$9,318

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following table shows the amounts in the line items presented in the condensed consolidated statements of income in which the effects of derivatives designated as cash flow hedges are recorded for the three and six months ended June 30, 2025 and 2024, respectively:

		Three months ended June 30,
	Location and amount of gain (loss) recognized in income on cash flow hedging relationships	2025	2024
Interest rate caps	Interest expense	$(11,117)	$(12,895)

		Six months ended June 30,
		2025	2024
Interest rate caps	Interest expense	$(22,127)	$(26,304)
The amount of net unrealized gains in AOCI related to the Company’s cash flow hedges that is expected to be reclassified to the condensed consolidated statements of income over the next twelve months is $4,137 as of June 30, 2025.
13. Income Taxes:
The effective income tax rate for the three months ended June 30, 2025 was 25.6%, compared to 27.1% for the three months ended June 30, 2024. The effective income tax rate for the six months ended June 30, 2025 was 38.8%, compared to 30.9% for the six months ended June 30, 2024. The Company’s effective income tax rates for the three and six months ended June 30, 2025 and 2024, respectively, fluctuated primarily due to the increased discrete tax impact relative to pre-tax book income related to a stock compensation shortfall, state tax law changes, state tax refunds associated with prior tax years and expense related to accrued penalties and interest on historical uncertain tax positions.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the six months ended June 30, 2025 was mainly due to state and local taxes, a shortfall tax expense related to stock compensation, state and local tax law changes and a tax benefit related to state tax refunds associated with prior tax years.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the six months ended June 30, 2024 was mainly due to state and local taxes, a discrete shortfall tax expense related to stock compensation and a discrete tax expense associated with the recording of accrued penalties and interest on historical uncertain tax positions.
On July 4, 2025, H.R.1, the One Big Beautiful Bill Act (“OBBBA”), was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our condensed consolidated financial statements.
14. Benefit Plans:
The following tables present the components of net periodic expense (benefit) for the Company-sponsored defined benefit pension and postretirement plans, which cover certain employees and retirees located in the U.S.:
Defined Benefit Pension Plans

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest cost	$820	$808	$1,642	$1,616
Expected return on plan assets	(808)	(827)	(1,617)	(1,654)
Settlement gain	(1)	(6)	(1)	(6)
Net periodic expense (benefit)	$11	$(25)	$24	$(44)

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Other Postretirement Benefit Plan

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest cost	$7	$6	$13	$12
Amortization of prior service credit	—	(7)	—	(15)
Amortization of net gain	(1)	—	(2)	(1)
Net periodic expense (benefit)	$6	$(1)	$11	$(4)

All components of net periodic expense (benefit) are presented within other expense, net in the Company’s condensed consolidated statements of income.
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
Joint Venture Agreement
The Company entered into a joint venture agreement (the “ZI Partnership Agreement”) in 1988 with Shell Catalysts & Technologies, an affiliate of Royal Dutch Shell plc, to form Zeolyst International, a 50/50 joint venture partnership (the “Partnership”). Under the terms of the ZI Partnership Agreement, the Partnership leases certain land used in its Kansas City production facilities from Ecovyst. This lease, which has been recorded as an operating lease and with evergreen terms as long as the ZI Partnership Agreement is in place, provided for rental payments to the Company of $78 and $155 for the three and six months ended June 30, 2025 and 2024, respectively. These rental payments were included in cost of goods sold in the condensed consolidated statements of income. The Partnership had no sales to the Company for the three and six months ended June 30, 2025 and 2024.
The Partnership purchases certain raw materials from the Company and was charged for various manufacturing costs incurred at the Company’s Kansas City production facility. The amount of these costs charged to the Partnership were $5,142 and $9,758 for the three and six months ended June 30, 2025, respectively and $6,050 and $10,084 for the three and six months ended June 30, 2024, respectively, which were included in cost of goods sold in the condensed consolidated statements of income. In addition, the Partnership was charged certain product demonstration costs of $259 and $485 for the three and six months ended June 30, 2025, respectively and $238 and $595 for the three and six months ended June 30, 2024, respectively, which were also included in cost of goods sold in the condensed consolidated statements of income.
Certain administrative, marketing, engineering, management-related and research and development services are provided to the Partnership by the Company. The Partnership was charged $4,121 and $8,243 for the three and six months ended June 30, 2025 and $4,600 and $8,900 for the three and six months ended June 30, 2024, respectively, which were included in selling, general and administrative expenses in the condensed consolidated statements of income.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The Company had an accounts receivable from the Partnership of $2,770 and $2,794 as of June 30, 2025 and December 31, 2024, respectively, which were included in prepaid and other current assets in the condensed consolidated balance sheet. Accounts payable to the Partnership was immaterial as of June 30, 2025. There were no accounts payable with the Partnership as of December 31, 2024.
17. Reportable Segments:
Summarized financial information for the Company’s reportable segments is shown in the following table:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Sales:
Ecoservices	$176,065	$153,958	$319,175	$295,560
Advanced Materials & Catalysts(1)	24,063	28,862	43,151	47,797
Total	$200,128	$182,820	$362,326	$343,357

Adjusted EBITDA:(2)
Ecoservices	$49,772	$49,709	$78,296	$91,203
Advanced Materials & Catalysts(3)	13,717	14,717	31,221	25,846
Adjusted EBITDA from reportable segments	$63,489	$64,426	$109,517	$117,049

(1)The Company does not record its proportionate share of sales from the Zeolyst Joint Venture accounted for using the equity method as revenue and such sales are not consolidated within its results of operations. See Note 10 to these condensed consolidated financial statements for further information. The Company’s proportionate share of sales from the Zeolyst Joint Venture was $28,444 and $66,186 for the three and six months ended June 30, 2025, respectively. The Company’s proportionate share of sales from the Zeolyst Joint Venture was $29,024 and $52,505 for the three and six months ended June 30, 2024, respectively.
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
(3)The Adjusted EBITDA for the Company’s Advanced Materials & Catalysts segment reflects the Company’s 50% portion of the earnings from the Zeolyst Joint Venture that have been recorded as equity in net income in its condensed consolidated statements of income and includes Zeolyst Joint Venture adjustments on a proportionate basis based on the Company’s 50% ownership interest. For the three months ended June 30, 2025, the Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $5,722, which includes $1,928 of equity in net income plus $610 of amortization of investment in affiliate step-up and $3,184 of joint venture depreciation, amortization and interest. For the six months ended June 30, 2025, the Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $18,403, which includes $10,844 of equity in net income plus $1,220 of amortization of investment in affiliate step-up and $6,339 of joint venture depreciation, amortization and interest.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following tables reconcile sales to Adjusted EBITDA from reportable segments:

	Three months ended June 30, 2025
	Ecoservices	Advanced Materials & Catalysts	Total
Sales(1)	$176,065	$24,063	$200,128
Less:(2)
Cost of goods sold	119,313	11,822
Selling, general and administrative expenses	6,776	3,934
Other segment items(3)	204	312
Add:
Adjusted EBITDA from the Zeolyst Joint Venture	—	5,722
Adjusted EBITDA from reportable segments	$49,772	$13,717	$63,489

	Three months ended June 30, 2024
	Ecoservices	Advanced Materials & Catalysts	Total
Sales(1)	$153,958	$28,862	$182,820
Less:(2)
Cost of goods sold	97,404	15,843
Selling, general and administrative expenses	6,861	3,764
Other segment items(3)	(16)	97
Add:
Adjusted EBITDA from the Zeolyst Joint Venture	—	5,559
Adjusted EBITDA from reportable segments	$49,709	$14,717	$64,426

	Six months ended June 30, 2025
	Ecoservices	Advanced Materials & Catalysts	Total
Sales(1)	$319,175	$43,151	$362,326
Less:(2)
Cost of goods sold	227,455	22,223
Selling, general and administrative expenses	13,212	7,834
Other segment items(3)	212	276
Add:
Adjusted EBITDA from the Zeolyst Joint Venture	—	18,403
Adjusted EBITDA from reportable segments	$78,296	$31,221	$109,517

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

	Six months ended June 30, 2024
	Ecoservices	Advanced Materials & Catalysts	Total
Sales(1)	$295,560	$47,797	$343,357
Less:(2)
Cost of goods sold	190,970	26,984
Selling, general and administrative expenses	13,387	7,345
Other segment items(3)	—	108
Add:
Adjusted EBITDA from the Zeolyst Joint Venture	—	12,486
Adjusted EBITDA from reportable segments	$91,203	$25,846	$117,049

(1)    The Company does not record its proportionate share of sales from the Zeolyst Joint Venture accounted for using the equity method as revenue and such sales are not consolidated within its results of operations. See Note 10 to these condensed consolidated financial statements for further information. The Company’s proportionate share of sales from the Zeolyst Joint Venture was $28,444 and $66,186 for the three and six months ended June 30, 2025, respectively. The Company’s proportionate share of sales from the Zeolyst Joint Venture was $29,024 and $52,505 for the three and six months ended June 30, 2024, respectively.
(2)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. All lines exclude depreciation, amortization and other items as noted in the reconciliation below.
(3)    Other segment items include other operating (income) expense, foreign currency exchange (gains) losses and other (income) expense.
The following table reconciles Adjusted EBITDA from reportable segments to income from continuing operations before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Adjusted EBITDA from reportable segments	$63,489	$64,426	$109,517	$117,049
Less:
Interest expense, net	11,117	12,895	22,127	26,304
Depreciation and amortization	23,944	21,624	47,066	43,557
Unallocated corporate expenses	7,754	7,532	14,876	14,613
Joint venture depreciation, amortization and interest	3,184	3,227	6,339	6,481
Amortization of investment in affiliate step-up	610	940	1,220	2,541
Debt modification and extinguishment costs	—	4,560	960	4,560
Net loss (gain) on asset disposals	250	(34)	417	614
Foreign exchange (gain) loss	(24)	(99)	122	79
LIFO benefit	(356)	(1,547)	(1,176)	(2,671)
Transaction and other related costs	2,661	140	4,528	198
Equity-based compensation	3,395	3,827	6,467	7,507
Restructuring, integration and business optimization expenses	1,030	159	1,167	385
Other	1,874	(173)	1,503	(894)
Income before income taxes	$8,050	$11,375	$3,901	$13,775

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Capital expenditures for the Company’s reportable segments are shown in the following table:

	Six months ended June 30,
	2025	2024
Capital expenditures:
Ecoservices	$37,182	$29,327
Advanced Materials & Catalysts(1)	7,679	4,200
Other(2)	4,664	3,122
Capital expenditures per the condensed consolidated statements of cash flows	$49,525	$36,649

(1)    Excludes the Company’s proportionate share of capital expenditures from the Zeolyst Joint Venture.
(2)    Includes corporate capital expenditures, the cash impact from changes in capital expenditures in accounts payable and capitalized interest.
18. Stock-Based Compensation:
The Company has an equity incentive plan under which it grants common stock awards to employees, directors and affiliates of the Company. At June 30, 2025, 6,878,222 shares of common stock were available for issuance under the plan. The Company settles these awards through the issuance of treasury shares under its equity incentive plan. The Company has granted RSAs, RSUs and PSUs as part of its equity incentive compensation program.
RSU
During the six months ended June 30, 2025, the Company granted 985,551 RSUs under its equity incentive plan. Each RSU provides the recipient with the right to receive a share of common stock subject to graded vesting terms based on service, which for the awards granted during the six months ended June 30, 2025, generally requires approximately one year of service for members of the Company’s board of directors and approximately three years of service for employees. The value of the RSUs granted during the six months ended June 30, 2025 was based on the average of the high and low trading prices of the Company’s common stock on the NYSE on the preceding trading day, in accordance with the Company’s policy for valuing such awards. Compensation expense related to the RSUs is recognized on a straight-line basis over the respective vesting period.
PSU
2025 Grants
During the six months ended June 30, 2025, the Company granted 508,109 PSUs (at target) under its equity incentive plan. The PSUs granted during the six months ended June 30, 2025 provide the recipients with the right to receive shares of common stock dependent on 50% of a Company-specific financial performance target and 50% on the relative increase in the total shareholder return (“TSR”) goal (“the Performance measures”). The Performance measures are measured independently of each other, but achievement of both metrics is measured on the same three-year performance period from January 1, 2025 through December 31, 2027 (“Performance period”). Depending on the Company’s performance relative to the Performance measures, each PSU award recipient is eligible to receive a percentage of the target number of shares granted to the recipient, ranging from zero to 200%. The PSUs, to the extent earned, will vest on the date the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) certifies the achievement of the Performance measures for the Performance period, which will occur subsequent to the end of the Performance period and after the Company files its annual consolidated financial statements for the year ending December 31, 2027.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The Company used a Monte Carlo simulation to estimate the $10.80 weighted average fair value of the awards granted, subject to the TSR goal during the six months ended June 30, 2025, with the following weighted average assumptions:

Expected dividend yield	—%
Risk-free interest rate	4.19%
Expected volatility	40.39%
Expected term (in years)	2.90

2022 Grants
In February 2025, the Compensation Committee certified the achievement of the performance metrics for the three-year period ended December 31, 2024, related to the PSUs granted during the year ended December 31, 2022. The PSUs granted during the year ended December 31, 2022 provide the recipients with the right to receive shares of common stock dependent on the achievement of a TSR goal and are generally subject to the provision of service through the vesting date of the award. The TSR goal was based on the Company’s actual TSR percentage increase over the performance period. The awards vested during the six months ended June 30, 2025 with no percentage of the TSR goal earned.
Award Activity
The following table summarizes the activity for the Company’s RSUs and PSUs for the six months ended June 30, 2025:

	Restricted Stock Units		Performance Stock Units
	Number of units	Weighted average grant date fair value (per share)	Number of units		Weighted average grant date fair value (per share)
Nonvested as of December 31, 2024	1,977,373	$9.37	1,353,409	(1)	$11.10
Granted	985,551	$7.76	508,109		$9.28
Vested	(1,053,456)	$9.53	—		$—
Forfeited	(100,814)	$9.07	(187,495)		$9.30
Nonvested as of June 30, 2025	1,808,654	$8.42	1,674,023	(1)	$10.75

(1)Based on target.
During the six months ended June 30, 2025, the Company did not grant any RSAs. Cash proceeds received by the Company from the exercise of stock options were not material for the six months ended June 30, 2025.
Stock-Based Compensation Expense
For the three months ended June 30, 2025 and 2024, stock-based compensation expense for the Company was $3,395 and $3,827, respectively. The associated income tax benefit based on the applicable statutory rate recognized in the condensed consolidated statements of income for the three months ended June 30, 2025 and 2024 was $809 and $939, respectively.
For the six months ended June 30, 2025 and 2024, stock-based compensation expense for the Company was $6,467 and $7,507, respectively. The associated income tax benefit based on the applicable statutory rate recognized in the condensed consolidated statements of income for the six months ended June 30, 2025 and 2024 was $1,579 and $1,841, respectively.
As of June 30, 2025, unrecognized compensation cost of $11,333 for RSUs and $7,264 for PSUs are considered probable of vesting and the weighted-average period over which these costs are expected to be recognized at June 30, 2025 was 1.81 years for the RSUs and 1.99 years for the PSUs.

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
The reconciliation from basic to diluted weighted average shares outstanding is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Weighted average shares outstanding – Basic	116,232,528	116,912,332	116,745,476	116,935,708
Dilutive effect of unvested common shares and RSUs with service conditions, PSUs considered probable of vesting and assumed stock option exercises and conversions	302,532	722,957	298,985	609,532
Weighted average shares outstanding – Diluted	116,535,060	117,635,289	117,044,461	117,545,240

Basic and diluted income per share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$5,986	$8,295	$2,389	$9,516

Denominator:
Weighted average shares outstanding – Basic	116,232,528	116,912,332	116,745,476	116,935,708
Weighted average shares outstanding – Diluted	116,535,060	117,635,289	117,044,461	117,545,240

Net income per share:
Basic income per share	$0.05	$0.07	$0.02	$0.08
Diluted income per share	$0.05	$0.07	$0.02	$0.08
The table below presents the details of the Company’s weighted average equity-based awards outstanding during each respective period that were excluded from the calculation of diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Anti-dilutive RSUs and PSUs	1,535,776	431,837	1,158,741	481,281
Anti-dilutive stock options	367,100	367,100	367,100	367,100
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
20. Supplemental Cash Flow Information:
The following table presents supplemental cash flow information for the Company:

	Six months ended June 30,
	2025	2024
Cash paid during the period for:
Income taxes, net of refunds	$8,837	$16,439
Interest(1)	23,370	33,155
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the period end	2,135	784
Non-cash financing activity:
Accrued excise tax on share repurchases (Note 5)	151	—
Right-of-use assets obtained in exchange for new lease liabilities (non-cash):
Operating leases	8,863	2,957

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
•the timing and outcome, if any, of our strategic review process for our Advanced Materials & Catalysts segment
•that we have a material weakness in our internal control over financial reporting and that we may identify additional material weaknesses in the future; and
•other factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report on Form 10-K”).
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
Stock Repurchase Program
On April 27, 2022, the Board approved a stock repurchase program that authorized the Company to purchase up to $450.0 million of the Company’s common stock over the four-year period from the date of approval. For the six months ended June 30, 2025, the Company repurchased 2,926,152 shares on the open market at an average price of $7.47 per share, for a total of $21.9 million excluding brokerage commissions and accrued excise tax. As of June 30, 2025, $207.7 million was available for share repurchases under the program.
For the six months ended June 30, 2024, the Company repurchased 552,081 shares on the open market at an average price of $9.05 per share, for a total of $5.0 million excluding brokerage commissions and accrued excise tax.
For possible future repurchases, the actual timing, number, and nature of shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions and may be conducted through negotiated transactions, open market repurchases or other means, including through Rule 10b-18 and 10b5-1 trading plans or accelerated share repurchases.
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
You should not consider Adjusted EBITDA, Adjusted Net Income, or Net Debt in isolation or as alternatives to the presentation of our financial results in accordance with GAAP. The presentation of Adjusted EBITDA, Adjusted Net Income and Net Debt financial measures may differ from similar measures reported by other companies and may not be comparable to other similarly titled measures. In evaluating Adjusted EBITDA and Adjusted Net Income, you should be aware that we are likely to incur expenses similar to those eliminated in this presentation in the future and that certain of these items could be considered recurring in nature. Our presentation of Adjusted EBITDA and Adjusted Net Income should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. Reconciliations of Adjusted EBITDA, Adjusted Net Income to GAAP net income and Net Debt to GAAP total debt are included in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for each of the respective periods.
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
Foreign Currency
As a global business, we are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. We operate in various geographies with approximately 5% of our sales for the six months ended June 30, 2025 and for the year ended December 31, 2024 in currencies other than the U.S. dollar. Because our condensed consolidated financial results are reported in U.S. dollars, sales or earnings generated in currencies other than the U.S. dollar can result in a significant increase or decrease in the amount of those sales and earnings when translated to U.S. dollars. The foreign currency to which we have the most significant exchange rate exposure is the British pound.
Results of Operations
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
Highlights
The following is a summary of our financial performance for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Sales
•Sales increased $17.3 million to $200.1 million. The increase in sales primarily reflects higher average selling prices from the pass-through effect of higher sulfur prices, favorable contractual pricing for regeneration services, and strong pricing in virgin sulfuric acid, as well as sales associated with the acquired Waggaman, Louisiana location, partially offset by lower sales volume for regeneration services and timing of chemical catalysts sales.
Gross Profit
•Gross profit decreased $4.0 million to $49.7 million. The decrease in gross profit was primarily due to lower sales volume and higher manufacturing costs, partially offset by higher average selling pricing.
Operating Income
•Operating income decreased by $10.1 million to $17.8 million. The decrease in operating income reflects lower gross profit and higher other operating expenses, net.

Equity in Net Income of Affiliated Companies
•Equity in net income of affiliated companies for the three months ended June 30, 2025 was $1.9 million, an increase of $0.5 million compared to $1.4 million for the three months ended June 30, 2024.
The following is our unaudited condensed consolidated statements of income and a summary of financial results for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,		Change
	2025	2024	$	%
	(in millions, except percentages)
Sales	$200.1	$182.8	$17.3	9.5%
Cost of goods sold	150.4	129.1	21.3	16.5%
Gross profit	49.7	53.7	(4.0)	(7.4)%
Gross profit margin	24.8%	29.4%
Selling, general and administrative expenses	22.7	22.7	—	—%
Other operating expense, net	9.2	3.1	6.1	196.8%
Operating income	17.8	27.9	(10.1)	(36.2)%
Operating income margin	8.9%	15.2%
Equity in net (income) from affiliated companies	(1.9)	(1.4)	(0.5)	35.7%
Interest expense, net	11.1	12.9	(1.8)	(14.0)%
Debt modification and extinguishment costs	—	4.6	(4.6)	(100.0)%
Other expense, net	0.6	0.4	0.2	50.0%
Income before income taxes	8.0	11.4	(3.4)	(29.8)%
Provision for income taxes	2.0	3.1	(1.1)	(35.5)%
Effective tax rate	25.6%	27.1%
Net income	$6.0	$8.3	$(2.3)	(27.7)%
Sales

	Three months ended June 30,		Change
	2025	2024	$	%
	(in millions, except percentages)
Sales:
Ecoservices	$176.0	$153.9	$22.1	14.4%
Advanced Materials & Catalysts	24.1	28.9	(4.8)	(16.6)%
Total sales	$200.1	$182.8	$17.3	9.5%

Ecoservices: Sales in Ecoservices for the three months ended June 30, 2025 were $176.0 million, an increase of $22.1 million, or 14.4%, compared to sales of $153.9 million for the three months ended June 30, 2024. The increase in sales was due to higher average selling prices of $26.3 million, partially offset by lower sales volume of $4.2 million.
The increase in average selling prices reflect the pass-through effect of higher sulfur costs, favorable contractual pricing for regeneration services, and strong pricing in virgin sulfuric acid. The impact associated with the pass-through of high sulfur costs was approximately $20 million for the three months ended June 30, 2025. The decrease in sales volume was primarily related to lower regeneration services, partially offset by the contribution of sales volume from the Waggaman location. The lower sales volume in regeneration services was driven primarily by unplanned and extended customer down-time.
Advanced Materials & Catalysts: Sales in Advanced Materials & Catalysts for the three months ended June 30, 2025 were $24.1 million, a decrease of $4.8 million, or 16.6%, compared to sales of $28.9 million for the three months ended June 30, 2024. The decrease of $4.8 million was primarily due to the timing of event-driven, niche custom catalysts sales.

Gross Profit
Gross profit for the three months ended June 30, 2025 was $49.7 million, a decrease of $4.0 million, or 7.4%, compared to $53.7 million for the three months ended June 30, 2024. The decrease in gross profit was primarily due to lower sales volume and mix of $7.8 million and higher manufacturing costs of $2.5 million, exclusive of the approximately $20 million of higher sulfur costs and partially offset by higher average selling prices of $6.3 million, exclusive of the pass-through of the higher sulfur costs. The cost of sulfur is generally passed-through to customers at the same rate as incurred resulting in no net impact to gross profit.
Higher manufacturing costs were driven by general inflation, and transportation partially offset by lower turnaround costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $22.7 million for the three months ended June 30, 2025 and 2024. An increase in compensation-related expenses of $0.6 million was offset by a decrease of $0.6 million in professional fees compared to the prior year.
Other Operating Expense, Net
Other operating expense, net for the three months ended June 30, 2025 was $9.2 million, an increase of $6.1 million, compared to $3.1 million for the three months ended June 30, 2024. The increase in other operating expense, net was primarily due to an increase in other expenses, primarily related to litigation and tax charges of $2.5 million, restructuring costs of $0.9 million, transaction costs of $2.5 million, and loss on disposal of assets of $0.3 million compared to the prior year.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the three months ended June 30, 2025 was $1.9 million, compared to $1.4 million for the three months ended June 30, 2024. The increase was due to $0.5 million of higher earnings from the Zeolyst Joint Venture during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase in earnings from the Zeolyst Joint Venture was primarily due to lower amortization of investment in affiliate step-up.
Interest Expense, Net
Interest expense, net for the three months ended June 30, 2025 was $11.1 million, a decrease of $1.8 million, as compared to $12.9 million for the three months ended June 30, 2024. The decrease in interest expense, net was primarily due to the year over year decrease in variable rates in part due to the reduction in our spread associated with the 2025 Term Loan refinancing transactions and lower outstanding debt during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.
Debt Modification and Extinguishment Costs
Debt modification and extinguishment costs for the three months ended June 30, 2025 were zero, a decrease of $4.6 million, as compared to $4.6 million for the three months ended June 30, 2024.
On June 12, 2024, we amended our existing senior secured term loan facility to reduce the applicable interest rates and extend the maturity of the facility to June 2031. The Company evaluated the terms of the amendment in accordance with ASC 470-50 Debt - Modification and Extinguishment and determined that the amendment was primarily a modification of debt. As a result, we recorded $4.5 million of third-party financing fees within debt modification and extinguishment costs in the condensed consolidated statements of income during the three months ended June 30, 2024. In addition, previously unamortized deferred financing costs and original issue discount of $0.1 million associated with the existing senior secured term loan facility were written off as debt extinguishment costs for the three months ended June 30, 2024.
Other Expense, Net
Other expense, net for the three months ended June 30, 2025 was $0.6 million, an increase of $0.2 million, as compared to $0.4 million for the three months ended June 30, 2024.

Provision For Income Taxes
The provision for income taxes for the three months ended June 30, 2025 was $2.0 million, compared to $3.1 million for the three months ended June 30, 2024. The effective income tax rate for the three months ended June 30, 2025 was 25.6%, compared to 27.1% for the three months ended June 30, 2024. The Company’s quarter over quarter effective income tax rate has fluctuated primarily due to a reduced discrete tax impact relative to pre-tax book income. The discrete tax items relate to a stock compensation shortfall, tax expense associated with the recording of accrued penalties and interest on historical uncertain tax positions, state tax law changes and a tax benefit related to state tax refunds associated with prior tax years.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended June 30, 2025 was mainly due to state and local taxes, shortfall tax expense related to stock compensation, state and local tax law changes, and a tax benefit related to state tax refunds associated with prior tax years.
Net Income
For the foregoing reasons, net income was $6.0 million for the three months ended June 30, 2025, compared to $8.3 million for the three months ended June 30, 2024.
Adjusted EBITDA
Summarized Adjusted EBITDA information is shown below in the following table:

	Three months ended June 30,		Change
	2025	2024	$	%
	(in millions, except percentages)
Adjusted EBITDA:(1)
Ecoservices	$49.8	$49.7	$0.1	0.2%
Advanced Materials & Catalysts(2)	13.7	14.7	(1.0)	(6.8)%
Unallocated corporate expenses	(7.8)	(7.5)	(0.3)	(4.0)%
Total	$55.7	$56.9	$(1.2)	(2.1)%

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
(2)The Adjusted EBITDA for the Advanced Materials & Catalysts segment includes our 50% portion of the Adjusted EBITDA from the Zeolyst Joint Venture. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $5.7 million for the three months ended June 30, 2025, which includes $1.9 million of equity in net income, excluding $0.6 million of amortization of investment in affiliate step-up plus $3.2 million of joint venture depreciation, amortization and interest.
The Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $5.6 million for the three months ended June 30, 2024, which includes $1.4 million of equity in net income, excluding $0.9 million of amortization of investment in affiliate step-up plus $3.2 million of joint venture depreciation, amortization and interest.
Ecoservices: Adjusted EBITDA for the three months ended June 30, 2025 was $49.8 million, an increase of $0.1 million, or 0.2%, compared to $49.7 million for the three months ended June 30, 2024. The increase in Adjusted EBITDA was a result of favorable contractual pricing for regeneration services and strong pricing in virgin sulfuric acid along with lower turnaround costs, largely offset by lower regeneration services volume due to unplanned and extended customer down time and higher manufacturing costs driven by general inflation.
Advanced Materials & Catalysts: Adjusted EBITDA for the three months ended June 30, 2025 was $13.7 million, a decrease of $1.0 million, or 6.8%, compared to $14.7 million for the three months ended June 30, 2024. The decrease in Adjusted EBITDA was primarily driven by lower sales volume and mix due to the timing of niche custom catalysts sales.

A reconciliation of net income to Adjusted EBITDA is as follows:

	Three months ended June 30,
	2025	2024
	(in millions)
Reconciliation of net income to Adjusted EBITDA
Net income	$6.0	$8.3
Provision for income taxes	2.0	3.1
Interest expense, net	11.1	12.9
Depreciation and amortization	23.9	21.6
EBITDA	43.0	45.9
Joint venture depreciation, amortization and interest(a)	3.2	3.2
Amortization of investment in affiliate step-up(b)	0.6	0.9
Debt modification and extinguishment costs	—	4.6
Net loss on asset disposals(c)	0.3	—
Foreign currency exchange gain(d)	—	(0.1)
LIFO benefit(e)	(0.4)	(1.5)
Transaction and other related costs(f)	2.7	0.1
Equity-based compensation	3.4	3.8
Restructuring, integration and business optimization expenses(g)	1.0	0.2
Other(h)	1.9	(0.2)
Adjusted EBITDA	$55.7	$56.9

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
(d)Reflects the exclusion of the foreign currency transaction gains and losses in the condensed consolidated statements of income related to the remeasurement effects of monetary assets and liabilities, including non-permanent intercompany debt, denominated in foreign currency.
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

Adjusted Net Income
Summarized Adjusted Net Income information is shown below in the following table:

	Three months ended June 30,
	2025			2024
	Pre-tax amount	Tax expense (benefit)	After-tax amount	Pre-tax amount	Tax expense (benefit)	After-tax amount
	(in millions)
Reconciliation of net income to Adjusted Net Income(1)(2)
Net income	$8.0	$2.0	$6.0	$11.4	$3.1	$8.3
Amortization of investment in affiliate step-up(b)	0.6	0.1	0.5	0.9	0.2	0.7
Debt modification and extinguishment costs	—	—	—	4.6	1.2	3.4
Net loss on asset disposals(c)	0.3	0.1	0.2	—	—	—
Foreign currency exchange gain(d)	—	—	—	(0.1)	—	(0.1)
LIFO benefit(e)	(0.4)	(0.1)	(0.3)	(1.5)	(0.3)	(1.2)
Transaction and other related costs(f)	2.7	0.6	2.1	0.1	—	0.1
Equity-based compensation	3.4	0.4	3.0	3.8	0.9	2.9
Restructuring, integration and business optimization expenses(g)	1.0	0.2	0.8	0.2	0.1	0.1
Other(h)	1.9	0.5	1.4	(0.2)	(0.1)	(0.1)
Adjusted Net Income	$17.5	$3.8	$13.7	$19.2	$5.1	$14.1

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
The adjustments to net income are shown net of applicable tax rates as determined by the calculation of our quarterly tax provision under interim financial reporting for the three months ended June 30, 2025 and June 30, 2024, except for equity-based compensation. The tax effect on equity-based compensation is derived by removing the tax effect of any equity-based compensation expense disallowed as a result of its inclusion within IRC Sec. 162(m) and adding the tax effect of equity-based stock compensation shortfall recorded as a discrete item.

Results of Operations
Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Highlights
The following is a summary of our financial performance for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Sales
•Sales increased $18.9 million to $362.3 million. The increase in sales was due to higher average selling prices, primarily as a result of the pass-through of higher sulfur costs, partially offset by lower sales volume in Ecoservices.
Gross Profit
•Gross profit decreased $17.6 million to $75.3 million. The decrease in gross profit was primarily due to lower sales volume and higher manufacturing costs, partially offset by higher average selling prices.
Operating Income
•Operating income decreased by $24.9 million to $16.9 million. The decrease in operating income was due to a decrease in gross profit and higher other operating expense, net, partially offset by lower selling, general and administrative expenses.
Equity in Net Income of Affiliated Companies
•Equity in net income of affiliated companies for the six months ended June 30, 2025 was $10.8 million, compared to $3.5 million for the six months ended June 30, 2024. The increase of $7.3 million was due to higher earnings from the Zeolyst Joint Venture during the six months ended June 30, 2025, driven by higher sales volume.
The following is our unaudited condensed consolidated statements of income and a summary of financial results for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,		Change
	2025	2024	$	%
	(in millions, except percentages)
Sales	$362.3	$343.4	$18.9	5.5%
Cost of goods sold	287.0	250.5	36.5	14.6%
Gross profit	75.3	92.9	(17.6)	(18.9)%
Gross profit margin	20.8%	27.1%
Selling, general and administrative expenses	44.0	44.3	(0.3)	(0.7)%
Other operating expense, net	14.4	6.8	7.6	111.8%
Operating income	16.9	41.8	(24.9)	(59.6)%
Operating income margin	4.7%	12.2%
Equity in net (income) from affiliated companies	(10.8)	(3.5)	(7.3)	208.6%
Interest expense, net	22.1	26.3	(4.2)	(16.0)%
Debt modification and extinguishment costs	1.0	4.6	(3.6)	(78.3)%
Other expense, net	0.7	0.6	0.1	16.7%
Income before income taxes	3.9	13.8	(9.9)	(71.7)%
Provision for income taxes	1.5	4.3	(2.8)	(65.1)%
Effective tax rate	38.8%	30.9%
Net income	$2.4	$9.5	$(7.1)	(74.7)%

Sales

	Six months ended June 30,		Change
	2025	2024	$	%
	(in millions, except percentages)
Sales:
Ecoservices	$319.1	$295.6	$23.5	7.9%
Advanced Materials & Catalysts	43.2	47.8	(4.6)	(9.6)%
Total sales	$362.3	$343.4	$18.9	5.5%

Ecoservices: Sales in Ecoservices for the six months ended June 30, 2025 were $319.1 million, an increase of $23.5 million, or 7.9%, compared to sales of $295.6 million for the six months ended June 30, 2024. The increase in sales reflects higher average selling prices of $32.3 million, including the pass-through effect of higher sulfur costs of approximately $27 million, partially offset by lower sales volume of $8.8 million.
Average selling prices were higher primarily due to the pass-through effect of higher sulfur costs, favorable contract pricing for regeneration services and strong pricing in virgin sulfuric acid. Sales volume of virgin sulfuric acid and regeneration services were lower for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, driven by unplanned and extended customer down-time and maintenance turnaround activity at our facilities, partially offset by the contribution of sales volume from the Waggaman location.
Advanced Materials & Catalysts: Sales in Advanced Materials & Catalysts for the six months ended June 30, 2025 were $43.2 million, a decrease of $4.6 million, or 9.6%, compared to sales of $47.8 million for the six months ended June 30, 2024. The change in sales was primarily due to the timing of niche custom catalysts sales and lower sales of advanced silicas used for the production of polyethylene compared to the six months ended June 30, 2024.
Gross Profit
Gross profit for the six months ended June 30, 2025 was $75.3 million, a decrease of $17.6 million, or 18.9%, compared to $92.9 million for the six months ended June 30, 2024. The decrease in gross profit was primarily driven by lower sales volume of $10.2 million and higher manufacturing costs of $12.7 million, exclusive of the approximately $27 million of higher sulfur costs, partially offset by higher average selling prices of $5.3 million, exclusive of the pass-through of higher sulfur costs. The cost of sulfur is generally passed-through to customers at the same rate as incurred resulting in no net impact to gross profit.
Higher manufacturing costs were driven by general inflation, maintenance and transportation, along with additional fixed costs from the Waggaman location.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2025 were $44.0 million, a decrease of $0.3 million, as compared to $44.3 million for the six months ended June 30, 2024. The decrease in selling, general and administrative expenses was mainly due to a decrease in stock compensation of $1.0 million and professional fees of $1.1 million, partially offset by an increase in other compensation-related expenses of $1.1 million and other expenses of $0.7 million.
Other Operating Expense, Net
Other operating expense, net for the six months ended June 30, 2025 was $14.4 million, an increase of $7.6 million, compared to $6.8 million for the six months ended June 30, 2024. The increase in other operating expense, net was mainly driven by an increase in transaction costs of $4.3 million, restructuring costs of $0.8 million, and other costs of $2.7 million primarily related to legal and tax charges.
Equity in Net Income of Affiliated Companies
Equity in net income of affiliated companies for the six months ended June 30, 2025 was $10.8 million, an increase of $7.3 million compared to $3.5 million for the six months ended June 30, 2024. The increase in earnings from the Zeolyst Joint Venture was driven by higher hydrocracking catalyst and specialty catalyst sales, partially offset by lower sales of catalysts used in emission control and customized catalyst applications during the six months ended June 30, 2025 compared to the prior year.

Interest Expense, Net
Interest expense, net for the six months ended June 30, 2025 was $22.1 million, a decrease of $4.2 million, as compared to $26.3 million for the six months ended June 30, 2024. The decrease in interest expense, net was primarily due to the year over year decrease in variable rates in part due to the reduction in our spread associated with the 2025 Term Loan refinancing transactions and lower outstanding debt during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, partially offset by lower benefit from our interest rate caps.
Debt Modification and Extinguishment Costs
Debt modification and extinguishment costs for the six months ended June 30, 2025 were $1.0 million, a decrease of $3.6 million, as compared to $4.6 million for the six months ended June 30, 2024.
On January 30, 2025, we amended our existing senior secured term loan facility to reduce the applicable interest rates. The Company evaluated the terms of the amendment in accordance with ASC 470-50 Debt - Modification and Extinguishment and determined that the amendment was a modification of debt. As a result, we recorded $1.0 million of third-party financing fees within debt modification and extinguishment costs in the condensed consolidated statements of income during the six months ended June 30, 2025.
On June 12, 2024, we amended our existing senior secured term loan facility to reduce the applicable interest rates and extend the maturity of the facility to June 2031. The Company evaluated the terms of the amendment in accordance with ASC 470-50 Debt - Modification and Extinguishment and determined that the amendment was primarily a modification of debt. As a result, we recorded $4.5 million of third-party financing fees within debt modification and extinguishment costs in the condensed consolidated statements of income during the six months ended June 30, 2024. In addition, previously unamortized deferred financing costs and original issue discount of $0.1 million associated with the existing senior secured term loan facility were written off as debt extinguishment costs for the six months ended June 30, 2024.
Other Expense, Net
Other expense, net for the six months ended June 30, 2025 was $0.7 million, an increase of $0.1 million, as compared to $0.6 million for the six months ended June 30, 2024.
Provision For Income Taxes
The provision for income taxes for the six months ended June 30, 2025 was $1.5 million, compared to a $4.3 million provision for income taxes for the six months ended June 30, 2024. The effective income tax rate for the six months ended June 30, 2025 was 38.8%, compared to 30.9% for the six months ended June 30, 2024.
The Company’s effective income tax rate for the six months ended June 30, 2025 and 2024, respectively, fluctuated primarily due to the increased tax impact related to a stock compensation shortfall, state tax law changes, and state tax refunds associated with prior tax years.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the six months ended June 30, 2025 was mainly due to state and local taxes, shortfall tax expense related to stock compensation, state and local tax law changes, and a tax benefit related to state tax refunds associated with prior tax years.
Net Income
For the foregoing reasons, net income was $2.4 million for the six months ended June 30, 2025, compared to $9.5 million for the six months ended June 30, 2024.

Adjusted EBITDA
Summarized Adjusted EBITDA information is shown below in the following table:

	Six months ended June 30,		Change
	2025	2024	$	%
	(in millions, except percentages)
Adjusted EBITDA(1)
Ecoservices	$78.3	$91.2	$(12.9)	(14.1)%
Advanced Materials & Catalysts(2)	31.2	25.8	5.4	20.9%
Unallocated corporate expenses	(14.9)	(14.6)	(0.3)	(2.1)%
Total	$94.6	$102.4	$(7.8)	(7.6)%

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
(2)The Adjusted EBITDA for the Advanced Materials & Catalysts segment includes our 50% portion of the Adjusted EBITDA from the Zeolyst Joint Venture. The Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $18.4 million for the six months ended June 30, 2025, which includes $10.8 million of equity in net income, excluding $1.2 million of amortization of investment in affiliate step-up plus $6.3 million of joint venture depreciation, amortization and interest.
The Adjusted EBITDA from the Zeolyst Joint Venture included in the Advanced Materials & Catalysts segment was $12.5 million for the six months ended June 30, 2024, which includes $3.5 million of equity in net income, excluding $2.5 million of amortization of investment in affiliate step-up plus $6.5 million of joint venture depreciation, amortization and interest.
Ecoservices: Adjusted EBITDA for the six months ended June 30, 2025 was $78.3 million, a decrease of $12.9 million, or 14.1%, compared to $91.2 million for the six months ended June 30, 2024. The decrease in Adjusted EBITDA was driven by lower volumes in both regeneration services and virgin sulfuric acid, driven by unplanned and extended customer down-time and maintenance turnaround activity at our facilities and higher manufacturing costs driven by general inflation, maintenance and transportation, partially offset by favorable contractual pricing in regeneration services and strong pricing in virgin sulfuric acid.
Advanced Materials & Catalysts: Adjusted EBITDA for the six months ended June 30, 2025 was $31.2 million, an increase of $5.4 million or 20.9%, compared to $25.8 million for the six months ended June 30, 2024. The increase in Adjusted EBITDA was primarily a result of higher sales volume within the Zeolyst Joint Venture driven by higher hydrocracking catalyst and specialty catalyst sales, partially offset by lower sales of catalysts used in emission control and customized catalyst applications.

A reconciliation of net income to Adjusted EBITDA is as follows:

	Six months ended June 30,
	2025	2024
	(in millions)
Reconciliation of net income to Adjusted EBITDA
Net income	$2.4	$9.5
Provision for income taxes	1.5	4.3
Interest expense, net	22.1	26.3
Depreciation and amortization	47.1	43.6
EBITDA	73.1	83.7
Joint venture depreciation, amortization and interest(a)	6.3	6.5
Amortization of investment in affiliate step-up(b)	1.2	2.5
Debt modification and extinguishment costs	1.0	4.6
Net loss on asset disposals(c)	0.4	0.6
Foreign currency exchange loss(d)	0.1	0.1
LIFO benefit(e)	(1.2)	(2.7)
Transaction and other related costs(f)	4.5	0.2
Equity-based compensation	6.5	7.5
Restructuring, integration and business optimization expenses(g)	1.2	0.4
Other(h)	1.5	(1.0)
Adjusted EBITDA	$94.6	$102.4

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
(d)Reflects the exclusion of the foreign currency transaction gains and losses in the condensed consolidated statements of income related to the remeasurement effects of monetary assets and liabilities, including non-permanent intercompany debt, denominated in foreign currency.
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

Adjusted Net Income
Summarized Adjusted Net Income information is shown below in the following table:

	Six months ended June 30,
	2025			2024
	Pre-tax amount	Tax expense (benefit)	After-tax amount	Pre-tax amount	Tax expense (benefit)	After-tax amount
	(in millions)
Reconciliation of net income to Adjusted Net Income(1)(2)
Net income	$3.9	$1.5	$2.4	$13.8	$4.3	$9.5
Amortization of investment in affiliate step-up(b)	1.2	0.3	0.9	2.5	0.6	1.9
Debt modification and extinguishment costs	1.0	0.2	0.8	4.6	1.2	3.4
Net loss on asset disposals(c)	0.4	0.1	0.3	0.6	0.1	0.5
Foreign currency exchange loss(d)	0.1	—	0.1	0.1	—	0.1
LIFO benefit(e)	(1.2)	(0.3)	(0.9)	(2.7)	(0.7)	(2.0)
Transaction and other related costs(f)	4.5	1.1	3.4	0.2	0.1	0.1
Equity-based compensation	6.5	0.3	6.2	7.5	1.4	6.1
Restructuring, integration and business optimization expenses(g)	1.2	0.3	0.9	0.4	0.1	0.3
Other(h)	1.5	0.4	1.1	(1.0)	(0.3)	(0.7)
Adjusted Net Income	$19.1	$3.9	$15.2	$26.0	$6.8	$19.2

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
The adjustments to net income are shown net of applicable tax rates of 23.8% and 25.1% for the six months ended June 30, 2025 and 2024, respectively, except for equity-based compensation. The tax effect on equity-based compensation is derived by removing the tax effect of any equity-based compensation expense disallowed as a result of its inclusion within IRC Sec. 162(m), and adding the tax effect of equity-based stock compensation shortfall recorded as a discrete item.

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
We believe that our existing cash and cash equivalents and cash flows from operations, combined with availability under our ABL Facility, will be sufficient to meet our presently anticipated future cash needs for at least the next twelve months. We may also pursue strategic acquisition or divestiture opportunities, which may impact our future cash requirements. We may, from time to time, increase borrowings under our ABL Facility to meet our future cash needs. As of June 30, 2025, we had cash and cash equivalents of $69.6 million and availability of $82.9 million under our ABL Facility, after giving effect to $3.3 million of outstanding letters of credit, for a total available liquidity of $152.5 million. We did not have any revolving credit facility borrowings as of June 30, 2025. As of June 30, 2025, we were in compliance with all covenants under our debt agreements.
Prior to April 10, 2025, our ABL Facility had one financial covenant with two ratios to maintain. The first ratio compared the total ABL availability against a threshold: the greater of 10% of the line cap (which was defined as the lesser of our revolving loan commitments and the value of our assets) or $10.0 million. The greater of this threshold could not be greater than the total availability of the ABL Facility. The second ratio compared the ABL Facility availability of the U.S. revolving credit facility against a $7.5 million threshold. As of June 30, 2025, we were in compliance with the financial covenant under the ABL Facility. On April 10, 2025, we amended the ABL Facility to, among other things, reallocate all European revolving loan commitments thereunder as U.S. revolving loan commitments. As a result of the amendment, on and after April 10, 2025, the U.S. revolving credit facility comprises all availability of the ABL Facility, and we are only required to comply with the first ratio described above.
The 2025 Term Loan Facility and the ABL Facility contain various restrictive covenants. Each limits the ability of the Company and its restricted subsidiaries to incur certain indebtedness or liens, merge, consolidate or liquidate, dispose of certain property, make investments or declare or pay dividends, make optional payments, modify certain debt instruments, enter into certain transactions with affiliates, enter into certain sales and leasebacks and certain other non-financial restrictive covenants. During such time, the Company is required to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0. The Company was in compliance with all debt covenants under the 2025 Term Loan Facility and the ABL Facility as of June 30, 2025.
Included in our cash and cash equivalents balance as of June 30, 2025 was $9.4 million of cash and cash equivalents in foreign jurisdictions. Depending on foreign cash balances, we have certain flexibility to repatriate funds should the need arise. Should the need arise, we would repatriate the funds in the most tax efficient manner from those subsidiaries. Repatriation of foreign cash is generally not subject to U.S. federal income taxes at the time of cash distribution. However, foreign earnings may still be taxed for state income tax purposes, as well as subject to certain foreign withholding tax obligations, when cash amounts are distributed back to the U.S.
Our liquidity requirements include interest payments related to our debt structure. As reported, our cash interest paid for the six months ended June 30, 2025 and 2024 was approximately $23.4 million and $33.2 million, respectively. Before any impact of hedges, a one percent change in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $8.7 million on interest expense.
We hedge the interest rate fluctuations on debt obligations through interest rate cap agreements. For more information about our interest rate cap agreements, refer to Note 12 — Financial Instruments of our condensed consolidated financials statements included in Part 1, Item 1 — Financial Statements (Unaudited).
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements include $3.3 million of outstanding letters of credit on our ABL Facility as of June 30, 2025.

Cash Flow

	Six months ended June 30,
	2025	2024
	(in millions)
Net cash provided by (used in):
Operating activities	$43.3	$46.4
Investing activities	(90.8)	(36.8)
Financing activities	(29.4)	(14.4)
Effect of exchange rate changes on cash and cash equivalents	0.5	(0.3)
Net change in cash and cash equivalents	(76.4)	(5.1)
Cash and cash equivalents at beginning of period	146.0	88.4
Cash and cash equivalents at end of period	$69.6	$83.3
Net cash provided by operating activities was $43.3 million for the six months ended June 30, 2025, compared to $46.4 million for the six months ended June 30, 2024. Cash generated by operating activities, other than changes in working capital, was lower by $24.7 million during the six months ended June 30, 2025, as compared to the same period in the prior year primarily due to lower dividends received from the Zeolyst Joint Venture and lower earnings. The increase in cash from working capital during the six months ended June 30, 2025 of $21.6 million was favorable compared to the six months ended June 30, 2024 primarily due to favorable changes in accrued liabilities, accounts payable and prepaids and other current assets, partially offset by unfavorable changes in receivables.
The favorable change in accrued liabilities mainly relates to the timing of payments for interest and other expenses. The favorable change in accounts payable was due to the timing of vendor payments. The favorable change in prepaid and other current assets primarily relates to the timing of non-trade receivables from related parties. The unfavorable change in receivables was driven by the timing of collection of sales.
Net cash used in investing activities was $90.8 million for the six months ended June 30, 2025, compared to $36.8 million during the same period in 2024. Net cash used in investing activities primarily consisted of $49.5 million and $36.6 million to fund capital expenditures during the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, we acquired the sulfuric acid production assets of Cornerstone Chemical Company LLC located at Waggaman, Louisiana for $41.3 million.
Net cash used in financing activities was $29.4 million for the six months ended June 30, 2025, compared to $14.4 million during the same period in 2024. The unfavorable change in net cash used in financing activities was primarily driven by higher repurchases of the Company’s common stock during the during the six months ended June 30, 2025.
Debt

	June 30, 2025	December 31, 2024
	(in millions)
2025 Term Loan Facility	$866.5	$870.8
ABL Facility	—	—
Total debt	866.5	870.8
Original issue discount	(6.7)	(7.2)
Deferred financing costs	(3.1)	(2.8)
Total debt, net of original issue discount and deferred financing costs	856.7	860.8
Less: current portion	(8.7)	(8.7)
Total long-term debt, excluding current portion	$848.0	$852.1

As of June 30, 2025, our total debt was $866.5 million, excluding the original issue discount of $6.7 million and deferred financing costs of $3.1 million for our senior secured credit facilities. Our net debt as of June 30, 2025 was $796.9 million, which reflects our total debt less cash and cash equivalents of $69.6 million. We may seek, subject to market conditions and other factors, opportunities to repurchase, refinance or otherwise reprice our debt.

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

	Six months ended June 30,
	2025	2024
	(in millions)
Maintenance capital expenditures	$36.5	$28.3
Growth capital expenditures	9.4	5.2
Total capital expenditures	$45.9	$33.5

Capital expenditures remained at a level sufficient for required maintenance and certain expansion growth initiatives during these periods. Maintenance capital expenditures were higher in the six months ended June 30, 2025, compared to the six months ended June 30, 2024 due to turnaround activities in 2025. Growth capital expenditures were higher in the six months ended June 30, 2025, compared to the six months ended June 30, 2024 primarily due to the planned expansion of the Kansas City, Kansas silica catalyst production facility as well as infrastructure upgrades and capacity optimization at our West Orange, Texas facility.
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
During the six months ended June 30, 2025, the Company did not identify any events or circumstances that would more likely than not reduce the fair value of the Company’s reporting units or intangible assets below their respective carrying values.
The estimated fair value of the Advanced Materials & Catalysts reporting unit exceeded its carrying value on October 1, 2024 by over 15%. Prolonged unfavorable effects or results of the current strategic review could adversely impact the estimated fair value of the Advanced Materials & Catalysts reporting unit in future periods and may result in impairment charges.
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
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weakness in the Company’s internal control over financial reporting, as described below and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Notwithstanding the conclusion that the Company’s disclosure controls and procedures were not effective as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer believe that the Company’s unaudited condensed consolidated financial statements included in this Quarterly Report are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
A material weakness in relation to the Company’s controls over the accounting of its Zeolyst Joint Venture was identified as of December 31, 2024 and continues to exist as of June 30, 2025. The Company does not have sufficient controls designed to ensure its proportionate share of the earnings from the Zeolyst Joint Venture, an equity method investee underlying the Company’s financial statements, were completely, accurately, and timely recorded. This material weakness resulted in immaterial adjustments to our equity in net income from affiliated companies and investments in affiliated companies as of and for the fiscal years ended December 31, 2024, 2023 and 2022, and for the interim periods contained within those fiscal years. This material weakness could result in a material misstatement of our equity in net income from affiliated companies and investments in affiliated companies that would not be prevented or detected on a timely basis.
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
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2025 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table contains information about purchases of our common stock, excluding excise tax, during the second quarter of 2025:

	Total number of shares of common stock purchased(1)	Average price paid per share of common stock (2)	Total number of shares of common stock purchased as part of publicly announced plan or programs	Maximum number (or dollar value) of shares of common stock that may yet be purchased under the plans or programs (in thousands)(1)
April 1, 2025—April 30, 2025	—	$—	—	$229,594
May 1, 2025—May 31, 2025	1,982,470	$7.28	1,982,470	$215,154
June 1, 2025—June 30, 2025	943,682	$7.86	943,682	$207,735
Total	2,926,152

(1)In April 2022, our Board of Directors approved and announced a new stock repurchase program authorizing the repurchase of up to $450 million of the Company’s outstanding common stock over the next four years. This program is expected to be funded using cash on hand and cash generated from operations. For possible future repurchases, the actual timing, number, and nature of shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions and may be conducted through negotiated transactions, open market repurchases or other means, including through Rule 10b-18 and 10b5-1 trading plans or accelerated share repurchases. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be amended, suspended or discontinued at any time at our discretion.
During the three months ended June 30, 2025, the Company purchased 2,926,152 shares of its common stock on the open market pursuant to the stock repurchase program, for a total cost of $21.9 million. As of June 30, 2025, $207.7 million was available for share repurchases under the program.
(2)Excludes brokerage commissions and other costs of execution.

ITEM 5.    OTHER INFORMATION.
Trading Arrangements
During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS.
The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1
Fifth Amendment Agreement, dated as of April 10, 2025 to the ABL Credit Agreement, dated as of May 4, 2016, by and among Ecovyst Catalyst Technologies LLC, Ecovyst Catalyst Technologies UK Limited, Ecovyst Midco II Inc., the guarantors party thereto, the replacement lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2025).

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
101
The following materials from the Quarterly Report on Form 10-Q of Ecovyst Inc. for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags

104	The cover page from the Quarterly Report on Form 10-Q of Ecovyst Inc. for the quarter ended June 30, 2025, formatted in Inline XBRL and included as Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecovyst Inc.

Date:	August 7, 2025	By:	/s/ MICHAEL FEEHAN
Michael Feehan
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)