Form 10-Q
period 2025-09-30
Ecovyst Inc.
filed 2025-11-05
CIK 1708035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of October 29, 2025 was 114,019,414.

Ecovyst Inc.

INDEX—FORM 10-Q
September 30, 2025

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sales	$204,907	$153,867	$524,082	$449,428
Cost of goods sold	152,832	108,732	412,748	329,032
Gross profit	52,075	45,135	111,334	120,396
Selling, general and administrative expenses	15,658	15,178	49,768	49,846
Other operating expense, net	8,142	2,414	18,492	7,859
Operating income	28,275	27,543	43,074	62,691
Interest expense, net	8,368	7,912	24,802	27,068
Debt modification and extinguishment costs	—	—	960	4,560
Other (income) expense, net	(660)	190	(300)	645
Income from continuing operations before income taxes	20,567	19,441	17,612	30,418
Provision for income taxes	20,195	4,602	19,974	8,029
Net income (loss) from continuing operations	372	14,839	(2,362)	22,389
Net (loss) income from discontinued operations, net of tax	(79,627)	(588)	(74,504)	1,378
Net (loss) income	$(79,255)	$14,251	$(76,866)	$23,767

Net (loss) income per share:
Basic income (loss) per share - continuing operations	$—	$0.13	$(0.02)	$0.19
Diluted income (loss) per share - continuing operations	$—	$0.13	$(0.02)	$0.19
Basic (loss) income per share - discontinued operations	$(0.70)	$(0.01)	$(0.64)	$0.01
Diluted (loss) income per share - discontinued operations	$(0.69)	$(0.01)	$(0.64)	$0.01
Basic (loss) income per share	$(0.70)	$0.12	$(0.66)	$0.20
Diluted (loss) income per share	$(0.69)	$0.12	$(0.66)	$0.20

Weighted average shares outstanding:
Basic	113,901,834	116,490,634	115,943,873	116,786,759
Diluted	114,869,273	117,187,054	115,943,873	117,425,254
See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(79,255)	$14,251	$(76,866)	$23,767
Other comprehensive (loss) income, net of tax:
Pension and postretirement benefits	(1)	3	169	527
Net loss from hedging activities	(1,363)	(11,654)	(8,077)	(8,865)
Foreign currency translation	(1,669)	6,403	11,444	4,040
Total other comprehensive (loss) income	(3,033)	(5,248)	3,536	(4,298)
Comprehensive (loss) income	$(82,288)	$9,003	$(73,330)	$19,469

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$81,976	$131,390
Accounts receivable, net	83,272	53,204
Inventories, net	24,134	17,973
Derivative assets	2,370	6,532
Prepaid and other current assets	13,495	10,931
Current assets held for sale	91,813	83,684
Total current assets	297,060	303,714
Property, plant and equipment, net	481,197	458,684
Goodwill	326,952	326,589
Other intangible assets, net	62,076	67,700
Right-of-use lease assets	40,535	33,082
Other long-term assets	37,904	37,342
Long-term assets held for sale	489,051	575,210
Total assets	$1,734,775	$1,802,321
LIABILITIES
Current maturities of long-term debt	$8,730	$8,730
Accounts payable	47,084	32,936
Operating lease liabilities—current	9,854	9,053
Accrued liabilities	48,714	39,825
Current liabilities held for sale	17,705	24,582
Total current liabilities	132,087	115,126
Long-term debt, excluding current portion	846,083	852,099
Deferred income taxes	114,429	105,395
Operating lease liabilities—noncurrent	30,850	23,927
Other long-term liabilities	2,809	3,146
Long-term liabilities held for sale	651	2,168
Total liabilities	1,126,909	1,101,861
Commitments and contingencies (Note 15)
EQUITY
Common stock ($0.01 par); authorized shares 450,000,000; issued shares 140,872,846 and 140,872,846 on September 30, 2025 and December 31, 2024, respectively; outstanding shares 114,019,414 and 116,534,803 on September 30, 2025 and December 31, 2024, respectively	1,409	1,409
Preferred stock ($0.01 par); authorized shares 50,000,000; no shares issued or outstanding on September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,105,604	1,106,792
Accumulated deficit	(254,374)	(177,508)
Treasury stock, at cost; shares 26,853,432 and 24,338,043 on September 30, 2025 and December 31, 2024, respectively	(240,902)	(222,826)
Accumulated other comprehensive loss	(3,871)	(7,407)
Total equity	607,866	700,460
Total liabilities and equity	$1,734,775	$1,802,321

See accompanying notes to condensed consolidated financial statements.

-ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock, at cost	Accumulated other comprehensive loss	Total
Balance, December 31, 2024	$1,409	$1,106,792	$(177,508)	$(222,826)	$(7,407)	$700,460
Net loss	—	—	(3,597)	—	—	(3,597)
Other comprehensive income	—	—	—	—	226	226
Tax withholdings on equity award vesting	—	—	—	(1,477)	—	(1,477)
Stock compensation expense	—	3,072	—	—	—	3,072
Shares issued under equity incentive plan, net of forfeitures	—	(9,519)	—	9,519	—	—
Balance, March 31, 2025	$1,409	$1,100,345	$(181,105)	$(214,784)	$(7,181)	$698,684
Net income	—	—	5,986	—	—	5,986
Other comprehensive income	—	—	—	—	6,343	6,343
Repurchases of common shares	—	—	—	(21,917)	—	(21,917)
Excise tax on repurchases of common shares	—	—	—	(151)	—	(151)
Stock compensation expense	—	3,395	—	—	—	3,395
Shares issued under equity incentive plan, net of forfeitures	—	(212)	—	259	—	47
Balance, June 30, 2025	$1,409	$1,103,528	$(175,119)	$(236,593)	$(838)	$692,387
Net loss	—	—	(79,255)	—	—	(79,255)
Other comprehensive loss	—	—	—	—	(3,033)	(3,033)
Repurchases of common shares	—	—	—	(5,540)	—	(5,540)
Excise tax on repurchases of common shares	—	—	—	(42)	—	(42)
Stock compensation expense	—	2,918	—	—	—	2,918
Shares issued under equity incentive plan, net of forfeitures	—	(842)	—	1,273	—	431
Balance, September 30, 2025	$1,409	$1,105,604	$(254,374)	$(240,902)	$(3,871)	$607,866

	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock, at cost	Accumulated other comprehensive (loss) income	Total
Balance, December 31, 2023	$1,407	$1,102,581	$(170,856)	$(226,710)	$(958)	$705,464
Net income	—	—	1,221	—	—	1,221
Other comprehensive income	—	—	—	—	2,174	2,174
Tax withholdings on equity award vesting	—	—	—	(1,218)	—	(1,218)
Stock compensation expense	—	3,674	—	—	—	3,674
Shares issued under equity incentive plan, net of forfeitures	2	(9,290)	—	9,329	—	41
Balance, March 31, 2024	$1,409	$1,096,965	$(169,635)	$(218,599)	$1,216	$711,356
Net income	—	—	8,295	—	—	8,295
Other comprehensive loss	—	—	—	—	(1,224)	(1,224)
Repurchases of common shares	—	—	—	(5,010)	—	(5,010)
Stock compensation expense	—	3,827	—	—	—	3,827
Shares issued under equity incentive plan, net of forfeitures	—	(43)	—	82	—	39
Balance, June 30, 2024	$1,409	$1,100,749	$(161,340)	$(223,527)	$(8)	$717,283
Net income	—	—	14,251	—	—	14,251
Other comprehensive loss	—	—	—	—	(5,248)	(5,248)
Stock compensation expense	—	2,952	—	—	—	2,952
Shares issued under equity incentive plan, net of forfeitures	—	(340)	—	472	—	132
Balance, September 30, 2024	$1,409	$1,103,361	$(147,089)	$(223,055)	$(5,256)	$729,370

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(76,866)	$23,767
Net loss (income) from discontinued operations	74,504	(1,378)
Net (loss) income from continuing operations	(2,362)	22,389
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	50,002	44,506
Amortization	8,014	8,014
Amortization of deferred financing costs and original issue discount	888	1,082
Debt extinguishment costs	—	90
Deferred income tax provision (benefit)	18,940	(3,424)
Net loss on asset disposals	4,047	832
Stock compensation	7,551	8,291
Other, net	(7,200)	(7,894)
Working capital changes that provided (used) cash:
Receivables	(20,391)	1,304
Inventories	(3,106)	(233)
Prepaids and other current assets	368	(1,109)
Accounts payable	14,600	(3,855)
Accrued liabilities	6,210	(3,998)
Net cash provided by operating activities, continuing operations	77,561	65,995
Net cash provided by operating activities, discontinued operations	20,986	40,400
Net cash provided by operating activities	98,547	106,395

Cash flows from investing activities:
Purchases of property, plant and equipment	(51,596)	(42,961)
Business combinations	(41,315)	—
Net cash used in investing activities, continuing operations	(92,911)	(42,961)
Net cash used in investing activities, discontinued operations	(15,549)	(13,264)
Net cash used in investing activities	(108,460)	(56,225)

	Nine months ended September 30,
	2025	2024
Cash flows from financing activities:
Issuance of long-term debt, net of original issue discount and financing fees	870,817	870,817
Repayments of long-term debt	(877,365)	(877,500)
Repurchases of common shares	(27,457)	(5,010)
Tax withholdings on equity award vesting	(1,477)	(1,218)
Other, net	456	153
Net cash used in financing activities, continuing operations	(35,026)	(12,758)
Net cash used in financing activities, discontinued operations	(2,433)	(2,354)
Net cash used in financing activities	(37,459)	(15,112)

Effect of exchange rate changes on cash and cash equivalents	467	51
Net change in cash and cash equivalents	(46,905)	35,109
Cash and cash equivalents at beginning of period	146,013	88,365
Cash and cash equivalents at end of period	99,108	123,474
Less: cash, cash equivalents, and restricted cash of discontinued operations	(17,132)	(23,228)
Cash, cash equivalents and restricted cash at end of period of continuing operations	$81,976	$100,246
For supplemental cash flow disclosures, see Note 19.
See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

1. Background and Basis of Presentation:
Description of Business
Ecovyst Inc. and subsidiaries (the “Company” or “Ecovyst”) is a leading provider of virgin sulfuric acid and sulfuric acid regeneration services. The Company supports customers through its strategically located network of manufacturing facilities. The Company believes that its products and services contribute to improving the sustainability of the environment.
The Company has a uniquely positioned specialty business, Ecoservices, which provides sulfuric acid recycling to the North American refining industry for the production of alkylate and provides high quality and high strength virgin sulfuric acid for industrial and mining applications. Ecoservices also provides chemical waste handling and treatment services, as well as ex-situ catalyst activation services for the refining and petrochemical industry.
The Company’s regeneration services product group typically experiences seasonal fluctuations as a result of higher demand for gasoline products in the summer months and lower demand in the winter months. These demand fluctuations result in higher sales and working capital requirements in the second and third quarters.
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
On September 10, 2025, the Company entered into a definitive agreement to sell its Advanced Materials & Catalysts business for a purchase price of $556,000, subject to certain purchase price adjustments as set forth in the agreement. Upon entering into the definitive agreement, the transaction met the held for sale criteria under ASC 360 and consequently the financial results of the Advanced Materials & Catalysts business are reported in discontinued operations in the condensed consolidated financial statements for all periods presented. See Note 3 for more information on this transaction.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Accounting Standards Not Yet Adopted
In July 2025, FASB issued guidance related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. This new guidance introduces a practical expedient for entities that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The new guidance is effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this guidance.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
3. Divestiture:
Advanced Materials & Catalysts Divestiture
On September 10, 2025, the Company entered into a definitive agreement to sell its Advanced Materials & Catalysts business to Technip Energies N.V. for a purchase price of $556,000, subject to certain adjustments including for indebtedness, cash, working capital and transaction expenses, as set forth in the definitive agreement (the “Advanced Materials & Catalysts Sale”). The Advanced Materials & Catalysts Sale is expected to be completed in the first quarter of 2026, subject to regulatory approvals and customary closing conditions.
In the third quarter of 2025, the Advanced Materials & Catalysts business met the criteria set forth in ASC 205-20, as the sale represents a strategic shift that will have a major effect on the Company’s operations and financial results. As a result, the Company’s condensed consolidated financial statements for all periods presented reflect the Advanced Materials & Catalysts business as a discontinued operation. The Advanced Materials & Catalysts business historically represented a reportable segment of the Company.
As a result of the Advanced Materials & Catalysts business meeting held for sale criteria in the third quarter of 2025, the Company is required to measure the disposal group at the lower of its carrying values or fair values less costs to sell. As such, the Company performed an impairment analysis using a fair value estimate based on the agreed upon arm's length sales price resulting in the recognition of an impairment charge for assets classified as held for sale of $83,898 during the three months ended September 30, 2025. This impairment charge primarily consisted of a $49,636 impairment charge to goodwill along with a $34,262 valuation allowance on assets held for sale. The final fair value estimate at the completion of the sale could vary from the current fair value estimate. The Company’s estimate of fair value will be evaluated and additional impairments or recoveries of amounts previously impaired may be recognized in future periods until the divestiture is complete.
The following table summarizes the results of discontinued operations related to the Advanced Materials & Catalysts business for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sales	$21,609	$25,308	$64,760	$73,104
Cost of goods sold	14,802	15,740	41,874	45,911
Gross profit	6,807	9,568	22,886	27,193
Selling, general and administrative expenses	4,471	4,772	14,367	14,414
Impairment of assets held for sale	83,898	—	83,898	—
Other operating expense, net	4,217	798	8,298	2,128
Operating (loss) income	(85,779)	3,998	(83,677)	10,651
Equity in net (income) from affiliated companies	(2,261)	922	(13,104)	(2,543)
Interest expense, net (1)	2,801	3,393	8,494	10,541
Other (income) expense, net	(31)	376	364	548
(Loss) income from discontinued operations before income taxes	(86,288)	(693)	(79,431)	2,105
(Benefit) provision for income taxes	(6,661)	(105)	(4,927)	727
(Loss) income from discontinued operations, net of tax	$(79,627)	$(588)	$(74,504)	$1,378

(1)Upon the close of the Advanced Materials & Catalysts Sale and finalization of net cash proceeds, the Company will be required to provide partial repayment under its Term Loan Credit Agreement dated as of January 30, 2025 (“2025 Term Loan Facility”). As such, interest expense has been allocated to discontinued operations on the basis of the Company’s estimated mandatory partial repayment of the 2025 Term Loan Facility.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following table summarizes the assets and liabilities of discontinued operations related to the Advanced Materials & Catalysts divestiture as of September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$17,132	$14,623
Accounts receivables, net	20,082	24,733
Inventories, net	47,190	39,153
Prepaid and other current assets	7,409	5,175
Current assets held for sale	$91,813	$83,684

Investments in affiliated companies	$343,783	$349,308
Property, plant and equipment, net	113,254	110,591
Goodwill	29,687	77,513
Other intangible assets, net	29,036	30,713
Right-of-use lease assets	830	476
Other long-term assets	6,723	6,609
Valuation allowance on assets held for sale	(34,262)	—
Long-term assets held for sale	$489,051	$575,210

LIABILITIES
Accounts payable	$5,300	$10,992
Operating lease liabilities—current	351	214
Accrued liabilities	12,054	13,376
Current liabilities held for sale	$17,705	$24,582

Deferred income taxes	$70	$—
Operating lease liabilities—noncurrent	479	262
Other long-term liabilities	102	1,906
Long-term liabilities held for sale	$651	$2,168
The disposal group includes the Company’s investment in an affiliated company, which was historically accounted for under the equity method. The following table provides summarized financial information of the combined investments in affiliated companies that were included within the divested business unit:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sales	$79,128	$76,568	$237,238	$204,073
Gross profit	16,180	9,200	58,132	43,129
Operating income (loss)	5,803	(1,608)	28,053	10,976
Net income (loss)	5,463	(623)	29,190	11,387
Certain administrative services are provided to the affiliated company by the Company. The Company charged $576 and $1,728 for the three and nine months ended September 30, 2025 and $687 and $2,062 for the three and nine months ended September 30, 2024, respectively, which were included in selling, general and administrative expenses in the condensed consolidated statements of (loss) income.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
4. Revenue from Contracts with Customers:
Disaggregated Revenue
The Company’s primary means of disaggregating revenue is by key end uses, which are described in the table below.

Key End Uses	Key Products
Regeneration and treatment services	• Sulfuric acid regeneration services
• Hazardous waste treatment services
Industrial, mining & automotive	• Virgin sulfuric acid for mining
• Virgin sulfuric acid derivatives for industrial production
• Virgin sulfuric acid derivatives for nylon production
Other	• Catalyst activation
• Aluminum sulfate solution
• Ammonium bisulfite solution
The following table disaggregates the Company’s sales by key end uses, for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Regeneration and treatment services(1)	$99,157	$91,037	$271,192	$269,721
Industrial, mining & automotive	96,430	53,291	226,641	154,165
Other	9,320	9,539	26,249	25,542
Total sales	$204,907	$153,867	$524,082	$449,428

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
Fair value on a recurring basis
The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 12)	$2,510	$—	$2,510	$—
Derivative liabilities:
Interest rate caps (Note 12)	$1,569	$—	$1,569	$—

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 12)	$12,500	$—	$12,500	$—
Derivative liabilities:
Interest rate caps (Note 12)	$710	$—	$710	$—
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
As of September 30, 2025, the Company had interest rate caps that were fair valued using Level 2 inputs. In addition, the Company applies a credit valuation adjustment to reflect credit risk which is calculated based on credit default swaps. To the extent that the Company’s net exposure under a specific master agreement is an asset, the Company utilizes the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company utilizes a default swap rate comparable to Ecovyst. The credit valuation adjustment is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the Company’s liabilities or that a market participant would be willing to pay for the Company’s assets.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
6. Stockholders' Equity:
Accumulated Other Comprehensive Loss
The following tables present the tax effects of each component of other comprehensive (loss) income for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three months ended September 30,
	2025			2024
	Pre-tax amount	Tax benefit/(expense)	After-tax amount	Pre-tax amount	Tax benefit/(expense)	After-tax amount
Defined benefit and other postretirement plans:
Net (loss) gain	$(1)	$—	$(1)	$11	$(3)	$8
Net prior service cost	—	—	—	(7)	2	(5)
Benefit plans, net	(1)	—	(1)	4	(1)	3
Net loss from hedging activities	(1,817)	454	(1,363)	(15,539)	3,885	(11,654)
Foreign currency translation	(1,669)	—	(1,669)	6,403	—	6,403
Other comprehensive loss	$(3,487)	$454	$(3,033)	$(9,132)	$3,884	$(5,248)

	Nine months ended September 30,
	2025			2024
	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount
Defined benefit and other postretirement plans:
Net gain	$224	$(55)	$169	$724	$(181)	$543
Net prior service cost	—	—	—	(22)	6	(16)
Benefit plans, net	224	(55)	169	702	(175)	527
Net loss from hedging activities	(10,769)	2,692	(8,077)	(11,820)	2,955	(8,865)
Foreign currency translation	11,444	—	11,444	4,040	—	4,040
Other comprehensive income (loss)	$899	$2,637	$3,536	$(7,078)	$2,780	$(4,298)

The following tables present the changes in accumulated other comprehensive loss (“AOCI”), net of tax, by component for the nine months ended September 30, 2025 and 2024, respectively:

	Defined benefit and other postretirement plans	Net gain (loss) from hedging activities	Foreign currency translation	Total
December 31, 2024	$1,467	$9,902	$(18,776)	$(7,407)
Other comprehensive income (loss) before reclassifications	172	(3,378)	11,444	8,238
Amounts reclassified from AOCI(1)	(3)	(4,699)	—	(4,702)
Net current period other comprehensive income (loss)	169	(8,077)	11,444	3,536
September 30, 2025	$1,636	$1,825	$(7,332)	$(3,871)

December 31, 2023	$612	$12,546	$(14,116)	$(958)
Other comprehensive income before reclassifications	549	1,657	4,040	6,246
Amounts reclassified from AOCI(1)	(22)	(10,522)	—	(10,544)
Net current period other comprehensive income (loss)	527	(8,865)	4,040	(4,298)
September 30, 2024	$1,139	$3,681	$(10,076)	$(5,256)

(1)See the following table for details about these reclassifications. Amounts in parentheses indicate debits.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following table presents the reclassifications out of AOCI for the three and nine months ended September 30, 2025 and 2024, respectively:

Details about AOCI Components	Amounts reclassified from AOCI(1)				Affected line item where income is presented
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Amortization of defined benefit and other postretirement items:
Net loss	$1	$—	$4	$7	Other expense(2)
Net prior service cost	—	7	—	22	Other expense(2)
	1	7	4	29	Total before tax
	—	(2)	(1)	(7)	Tax benefit
	$1	$5	$3	$22	Net of tax

Gains and losses on cash flow hedges:
Interest rate caps	$2,041	$4,711	$6,266	$14,029	Interest expense
	(510)	(1,177)	(1,567)	(3,507)	Tax benefit
	$1,531	$3,534	$4,699	$10,522	Net of tax

Total reclassifications for the period	$1,532	$3,539	$4,702	$10,544	Net of tax

(1)Amounts in parentheses indicate debits to profit/loss.
(2)These AOCI components are components of net periodic pension and other postretirement cost (see Note 14 to these condensed consolidated financial statements for additional details).
Treasury Stock Repurchases
2022 Stock Repurchase Program
On April 27, 2022, the Company’s board of directors (the “Board”) approved a stock repurchase program that authorized the Company to purchase up to $450,000 of the Company’s common stock over the four-year period from the date of approval (the “Stock Repurchase Program”). On October 30, 2025, the Board amended the Stock Repurchase Program to remove the limitation that all repurchases must be made within the four-year period from the date of original approval. Under the plan, the Company is permitted to repurchase shares from time to time for cash in open market transactions or in privately negotiated transactions in accordance with applicable federal securities laws, with the Company determining the timing and the amount of any repurchases based on its evaluation of market conditions, share price and other factors.
During the nine months ended September 30, 2025, the Company repurchased 3,536,364 shares on the open market at an average price of $7.74 per share, for a total of $27,387, excluding brokerage commissions and accrued excise tax. During the nine months ended September 30, 2025, the Company accrued $193 of excise tax related to these repurchases, net of shares issued under the Company’s equity incentive program (see Note 17 to these condensed consolidated financial statements). As of September 30, 2025, $202,207 was available for share repurchases under the program.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Tax Withholdings on Equity Award Vesting
In connection with the vesting of restricted stock awards (“RSA” or “RSAs”), restricted stock units (“RSU” or “RSUs”) and performance stock units (“PSU” or “PSUs”), shares of common stock may be delivered to the Company by employees to satisfy withholding tax obligations at the instruction of the employee award holders. These transactions, when they occur, are accounted for as stock repurchases by the Company, with the shares returned to treasury stock at a cost representing the payment by the Company of the tax obligations on behalf of the employees in lieu of shares for the vesting event. There were 189,446 and 128,801 shares delivered to the Company to cover tax payments for the nine months ended September 30, 2025 and 2024, respectively, and the fair value of those shares withheld were $1,477 and $1,218 for the nine months ended September 30, 2025 and 2024, respectively.
7. Goodwill:
The following table provides a summary of the changes in the carrying amount of goodwill associated with the Ecoservices segment for the nine months ended September 30, 2025:

Balance as of December 31, 2024	$326,589
Goodwill recognized (Note 8)	363
Balance as of September 30, 2025	$326,952

The Company completes its annual goodwill and indefinite-lived intangible assets impairment test during the fourth quarter of each year, or more frequently if triggering events indicate a possible impairment. The Company determined the fair value of its reporting unit using both a market approach and an income, or discounted cash flow, approach. As of October 1, 2024, the date of the Company’s most recent quantitative assessments, the fair value of the Company’s reporting unit and the fair value of the Company’s indefinite-lived trade names and trademarks exceeded their respective carrying values.
During the nine months ended September 30, 2025, the Company did not identify any events or circumstances that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying value.

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
The Company evaluated the disclosure requirements under ASC 805 and determined the Acquisition was not considered a material business combination for purposes of disclosing the sales and earnings attributable to Cornerstone since the date of acquisition or supplemental pro forma information. Acquisition and integration costs were $1,315 and $4,070 for the three and nine months ended September 30, 2025, respectively, and are included in other operating expense, net in the Company’s condensed consolidated statements of (loss) income.
The Company entered into an agreement with Cornerstone to lease the land where the acquired assets are located for a 7-year term plus renewal options. Additionally, Cornerstone will charge the Company for site services and utilities for the location.
9. Other Operating Expense, Net:
A summary of other operating expense, net is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Amortization expense	$2,130	$2,130	$6,390	$6,390
Transaction and other related costs	554	—	2,845	198
Restructuring, integration and business optimization costs	1,764	58	2,931	232
Net loss on asset disposals	3,630	218	4,047	832
Other, net	64	8	2,279	207
Total other operating expense, net	$8,142	$2,414	$18,492	$7,859

10. Inventories, Net:
Inventories, net are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) or average cost method. The components of inventories, net consist of the following:

	September 30, 2025	December 31, 2024
Finished products and work in process	$19,703	$15,810
Raw materials	4,431	2,163
Total inventories, net	$24,134	$17,973

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
11. Long-term Debt:
The summary of long-term debt is as follows:

	September 30, 2025	December 31, 2024
2025 Term Loan Facility	$864,271	$870,817
ABL Facility	—	—
Total debt	864,271	870,817
Original issue discount	(6,484)	(7,201)
Deferred financing costs	(2,974)	(2,787)
Total debt, net of original issue discount and deferred financing costs	854,813	860,829
Less: current portion	(8,730)	(8,730)
Total long-term debt, excluding current portion	$846,083	$852,099

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
The Company evaluated the terms of the amendments in accordance with ASC 470-50 Debt - Modification and Extinguishment and determined that both amendments were a modification of debt. As a result of the January 2025 amendment, the Company recorded $960 of third-party financing costs within debt modification and extinguishment costs in the condensed consolidated statements of (loss) income for the nine months ended September 30, 2025. No third-party financing costs were recorded for the three months ended September 30, 2025, and no original issue discount was paid for the three and nine months ended September 30, 2025. As a result of the June 2024 amendment, the Company recorded $4,471 of third-party financing costs within debt modification and extinguishment costs in the condensed consolidated statements of (loss) income for the nine months ended September 30, 2024 and capitalized $2,183 of original issued discount within long-term debt, excluding current portion in the condensed consolidated balance sheets during the quarter ended June 30, 2024. In addition, $90 of previous unamortized deferred financing costs and original issue discount associated with the previously outstanding debt were written off as debt modification and extinguishment costs for the nine months ended September 30, 2024. No third-party financing costs were recorded for the three months ended September 30, 2024, and no original issue discount was paid for the three months ended September 30, 2024.
The interest rate on the 2025 Term Loan Facility was 5.98% as of September 30, 2025.
ABL Facility
The borrowings under the senior secured asset-based lending revolving credit facility (“ABL Facility”) bear interest at a rate equal to an adjusted Term SOFR or the base rate plus a margin of between 1.25% to 1.75% or 0.25% to 0.75%, respectively. The interest rate on the ABL Facility was 7.50% as of September 30, 2025.

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
Fair Value of Debt
The fair value of a financial instrument is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of September 30, 2025 and December 31, 2024, the fair value of the Company’s term loan facility was $862,109 and $874,083, respectively. The fair value is classified as Level 2 based upon the fair value hierarchy (see Note 5 to these condensed consolidated financial statements for further information on fair value measurements).
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
Use of Derivative Financial Instruments to Manage Interest Rate Risk
The Company is exposed to fluctuations in interest rates on its senior secured credit facilities. Changes in interest rates will not affect the market value of such debt but will affect the Company’s interest payments over the term of the loans. Likewise, an increase in interest rates could have a material impact on the Company’s condensed consolidated statements of cash flows. The Company hedges the interest rate fluctuations on debt obligations through interest rate cap agreements. The Company records these agreements at fair value as assets or liabilities in the condensed consolidated balance sheets. As the derivatives are designated and qualify as cash flow hedges, the gains or losses on the interest rate cap agreements are recorded in stockholders’ equity as a component of other comprehensive (loss) income, net of tax. Reclassifications of the gains and losses on the interest rate cap agreements into earnings are recorded as part of interest expense in the condensed consolidated statements of (loss) income as the Company makes its interest payments on the hedged portion of its senior secured credit facilities. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices.
The following table provides a summary of the Company’s interest rate cap agreements:

Financial instrument	Number of instruments	In effect as of September 30, 2025	Current notional amount of instruments in effect	Annuitized premium of instruments in effect	Cap rate in effect for all agreements at September 30, 2025
Interest rate caps	4	3	$625,000	$35,285	1.00%

The current notional amounts of the three interest rate cap agreements in effect at September 30, 2025 are $250,000, $175,000 and $200,000. The Company entered into a $250,000 interest rate cap to mitigate interest rate volatility from September 2023 to October 2025, a $175,000 interest rate cap agreement to mitigate interest rate volatility from August 2024 to July 2026 and a $200,000 interest rate cap agreement to mitigate interest rate volatility from November 2024 to October 2025. The $200,000 interest rate cap agreement will increase to $450,000 to mitigate interest rate volatility from November 2025 to October 2026.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
During the quarter ended September 30, 2025, the Company dedesignated a portion of its interest rate caps. With the Company’s expected prepayments on the 2025 Term Loan Facility (see Note 3 to these condensed consolidated financial statements for additional information), an estimated portion of the original forecasted interest rate payments associated with the dedesignated portion of the interest rate cap agreement may no longer be highly probable of occurring but continue to be reasonably possible of occurring. The Company will continue to amortize the loss into interest expense as long as the hedged transaction continues to be reasonably possible of occurring. If the hedged transaction is determined to be probable of not occurring, any remaining loss in AOCI will be immediately reclassified into earnings. The loss related to this portion is not material. Any future gains and losses associated with the dedesignated portion of the interest rate cap agreement through its maturity in October 2026 will be recognized in earnings.
The Company also entered into a $200,000 forward starting interest rate cap agreement to mitigate interest volatility from August 2026 to July 2028.
The fair values of derivative instruments held as of September 30, 2025 and December 31, 2024, respectively, are shown below:

	Balance sheet location	September 30, 2025	December 31, 2024
Derivative assets
Derivatives designated as cash flow hedges:
Interest rate caps	Prepaid and other current assets	$1,142	$6,532
Interest rate caps	Other long-term assets	48	5,968
		1,190	12,500
Derivative not designated as hedging instrument:
Interest rate caps	Prepaid and other current assets	1,228	—
Interest rate caps	Other long-term assets	92	—
Total derivative assets		$2,510	$12,500

Derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate caps	Accrued liabilities	$949	$235
Interest rate caps	Other long-term liabilities	620	475
Total derivative liabilities		$1,569	$710

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges on AOCI and the condensed consolidated statements of (loss) income for the three and nine months ended September 30, 2025 and 2024, respectively:

	Amount of gain (loss) recognized in OCI
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest rate caps	$224	$(10,828)	$(4,503)	$2,209

	Amount of loss reclassified from AOCI
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest rate caps	$(2,041)	$(4,711)	$(6,266)	$(14,029)

	Amount of loss reclassified into income
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest rate caps	$2,041	$4,711	$6,266	$14,029

The following table shows the amounts in the line items presented in the condensed consolidated statements of (loss) income in which the effects of derivatives designated as cash flow hedges are recorded for the three and nine months ended September 30, 2025 and 2024, respectively:

		Three months ended September 30,
	Location and amount of gain (loss) recognized in income on cash flow hedging relationships	2025	2024
Interest rate caps	Interest expense	$(8,368)	$(7,912)

		Nine months ended September 30,
		2025	2024
Interest rate caps	Interest expense	$(24,802)	$(27,068)
The amount of net unrealized gains in AOCI related to the Company’s cash flow hedges that is expected to be reclassified to the condensed consolidated statements of (loss) income over the next twelve months is $2,489 as of September 30, 2025.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
13. Income Taxes:
The effective income tax rate for the three months ended September 30, 2025 was 98.2%, compared to 23.7% for the three months ended September 30, 2024. The effective income tax rate for the nine months ended September 30, 2025 was 113.4%, compared to 26.4% for the nine months ended September 30, 2024. The Company’s effective income tax rates for the three and nine months ended September 30, 2025 and 2024, respectively, fluctuated primarily due to the increased discrete tax impact relative to pre-tax book income related to a stock compensation shortfall, intraperiod allocation revaluation of deferred tax assets and liabilities including valuation allowances as a result of the Advanced Materials & Catalysts divestiture, state tax refunds associated with prior tax years and expense related to accrued penalties and interest on historical uncertain tax positions.
The tax expense for the three and nine months ended September 30, 2025 includes a $15,620 discrete tax expense connected to intraperiod allocation associated with the revaluation of deferred tax assets and liabilities, a valuation allowance against the Company’s Kansas Investment Tax Credits, and an increase in valuation allowance against a portion of the Company’s state net operating losses. In accordance with intraperiod allocation rules, this discrete tax expense is reflected in the tax provision for continuing operations.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the nine months ended September 30, 2025 was mainly due to state and local taxes, a shortfall tax expense related to stock compensation, tax benefit related to state tax refunds associated with prior tax years, discrete tax expense related to intraperiod allocation associated with the revaluation of deferred tax assets and liabilities, a valuation allowance against the Company’s Kansas Investment Tax Credits, and a valuation allowance against a portion of the Company’s state net operating losses.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the nine months ended September 30, 2024 was mainly due to state and local taxes, a discrete shortfall tax expense related to stock compensation and a discrete tax expense associated with the recording of accrued penalties and interest on historical uncertain tax positions.
During the three months ended September 30, 2025, the Company reassessed its indefinite reinvestment assertion with respect to its foreign subsidiaries as a result of the decision to divest the Advanced Materials & Catalysts business, which is now classified as held for sale. The Company no longer considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested in non-U.S. operations. Accordingly, the Company considered the deferred tax impacts of the repatriation of the undistributed earnings of its foreign subsidiaries and concluded that there was no net tax impact necessary based on available information. The Company recorded a full valuation allowance offsetting a potential deferred tax asset for the excess of tax basis over the book basis of the foreign subsidiaries. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. We may release all or a portion of the valuation allowance in the near-term; however, the release of the valuation allowance will be evaluated at each reporting period until the divestiture is complete.
On July 4, 2025, H.R.1, the One Big Beautiful Bill Act (“OBBBA”), was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We do not expect the OBBBA to have a material impact on our estimated annual effective tax rate in 2025.
14. Benefit Plans:
The following tables present the components of net periodic expense (benefit) for the Company-sponsored defined benefit pension and postretirement plans, which cover certain employees and retirees located in the U.S.:
Defined Benefit Pension Plans

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest cost	$818	$807	$2,460	$2,421
Expected return on plan assets	(809)	(837)	(2,426)	(2,511)
Settlement gain	—	—	(1)	(6)
Net periodic expense (benefit)	$9	$(30)	$33	$(96)

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Other Postretirement Benefit Plan

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest cost	$6	$6	$19	$18
Amortization of prior service credit	—	(7)	—	(22)
Amortization of net gain	(1)	—	(3)	(1)
Net periodic expense (benefit)	$5	$(1)	$16	$(5)

All components of net periodic expense (benefit) are presented within other (income) expense, net in the Company’s condensed consolidated statements of (loss) income.
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
16. Segment Information:
The segment information herein excludes the results of the Advanced Materials & Catalysts segment, which is reflected in held for sale and discontinued operations as described in Note 3, for all periods presented. The Company’s CODM evaluates the operating results of the segments based upon Adjusted EBITDA. The CODM uses Adjusted EBITDA to allocate resources in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis when making decisions about allocating capital and personnel to the segments. The CODM also uses segment Adjusted EBITDA to evaluate the return on assets in connection with performance evaluation and to inform the compensation for certain employees.
Summarized financial information for the Company’s Ecoservices reportable segment is shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sales	$204,907	$153,867	$524,082	$449,428
Adjusted EBITDA (1)	$63,631	$55,098	$141,928	$146,301

(1)The Company defines Adjusted EBITDA as EBITDA adjusted for certain items as noted in the reconciliation below. Management evaluates the performance and allocates resources based on several factors, of which the primary measure is Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to net income (loss) from continuing operations as an indicator of the Company’s operating performance. Adjusted EBITDA as defined by the Company may not be comparable with EBITDA or Adjusted EBITDA as defined by other companies.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following table presents selected financial information with respect to the Company’s Ecoservices reportable segment:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sales	$204,907	$153,867	$524,082	$449,428
Less:(1)
Cost of goods sold	$134,628	$92,619	$362,083	$283,589
Selling, general and administrative expenses	6,652	6,155	19,864	19,541
Other segment items	(4)	(5)	207	(3)
Adjusted EBITDA from the Ecoservices segment	$63,631	$55,098	$141,928	$146,301
Less:
Interest expense, net	8,368	7,912	24,802	27,068
Depreciation and amortization	20,668	18,488	58,016	52,520
Unallocated corporate expenses	6,157	6,445	21,170	21,394
Debt modification and extinguishment costs	—	—	960	4,560
Net loss on asset disposals	3,630	218	4,047	832
Transaction and other related costs	554	—	2,845	198
Equity-based compensation	2,271	2,348	7,551	8,291
Restructuring, integration and business optimization expenses	1,764	58	2,931	232
Other	(348)	188	1,994	788
Income from continuing operations before income taxes	$20,567	$19,441	$17,612	$30,418

(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. All lines exclude depreciation, amortization and other items as noted in the above reconciliation.
A reconciliation of capital expenditures for the Company’s continuing operations is shown in the following table:

	Nine months ended September 30,
	2025	2024
Capital expenditures:
Ecoservices	$48,826	$42,107
Other(1)	2,770	854
Capital expenditures per the condensed consolidated statements of cash flows	$51,596	$42,961

(1)    Includes corporate capital expenditures, the cash impact from changes in capital expenditures in accounts payable and capitalized interest.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
17. Stock-Based Compensation:
The Company has an equity incentive plan under which it grants common stock awards to employees, directors and affiliates of the Company. At September 30, 2025, 7,081,030 shares of common stock were available for issuance under the plan. The Company settles these awards through the issuance of treasury shares under its equity incentive plan. The Company has granted RSAs, RSUs and PSUs as part of its equity incentive compensation program.
RSU
During the nine months ended September 30, 2025, the Company granted 985,551 RSUs under its equity incentive plan. Each RSU provides the recipient with the right to receive a share of common stock subject to graded vesting terms based on service, which for the awards granted during the nine months ended September 30, 2025, generally requires approximately one year of service for members of the Company’s Board and approximately three years of service for employees. The value of the RSUs granted during the nine months ended September 30, 2025 was based on the average of the high and low trading prices of the Company’s common stock on the NYSE on the preceding trading day, in accordance with the Company’s policy for valuing such awards. Compensation expense related to the RSUs is recognized on a straight-line basis over the respective vesting period.
PSU
2025 Grants
During the nine months ended September 30, 2025, the Company granted 508,109 PSUs (at target) under its equity incentive plan. The PSUs granted during the nine months ended September 30, 2025 provide the recipients with the right to receive shares of common stock dependent on 50% of a Company-specific financial performance target and 50% on the relative increase in the total shareholder return (“TSR”) goal (“the Performance measures”). The Performance measures are measured independently of each other, but achievement of both metrics is measured on the same three-year performance period from January 1, 2025 through December 31, 2027 (“Performance period”). Depending on the Company’s performance relative to the Performance measures, each PSU award recipient is eligible to receive a percentage of the target number of shares granted to the recipient, ranging from zero to 200%. The PSUs, to the extent earned, will vest on the date the Compensation Committee of the Company’s Board (“Compensation Committee”) certifies the achievement of the Performance measures for the Performance period, which will occur subsequent to the end of the Performance period and after the Company files its annual consolidated financial statements for the year ending December 31, 2027.
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
The Company used a Monte Carlo simulation to estimate the $10.80 weighted average fair value of the awards granted, subject to the TSR goal during the nine months ended September 30, 2025, with the following weighted average assumptions:

Expected dividend yield	—%
Risk-free interest rate	4.19%
Expected volatility	40.39%
Expected term (in years)	2.90

2022 Grants
In February 2025, the Compensation Committee certified the achievement of the performance metrics for the three-year period ended December 31, 2024, related to the PSUs granted during the year ended December 31, 2022. The PSUs granted during the year ended December 31, 2022 provide the recipients with the right to receive shares of common stock dependent on the achievement of a TSR goal and are generally subject to the provision of service through the vesting date of the award. The TSR goal was based on the Company’s actual TSR percentage increase over the performance period. The awards vested during the nine months ended September 30, 2025 with no percentage of the TSR goal earned.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Award Activity
The following table summarizes the activity for the Company’s RSUs and PSUs for the nine months ended September 30, 2025:

	Restricted Stock Units		Performance Stock Units
	Number of units	Weighted average grant date fair value (per share)	Number of units		Weighted average grant date fair value (per share)
Nonvested as of December 31, 2024	1,977,373	$9.37	1,353,409	(1)	$11.10
Granted	985,551	$7.76	508,109		$9.28
Vested	(1,053,456)	$9.53	—		$—
Forfeited	(222,182)	$8.77	(268,935)		$9.64
Nonvested as of September 30, 2025	1,687,286	$8.41	1,592,583	(1)	$10.77

(1)Based on target.
During the nine months ended September 30, 2025, the Company did not grant any RSAs. Cash proceeds received by the Company from the exercise of stock options were not material for the nine months ended September 30, 2025.
Stock-Based Compensation Expense
For the three months ended September 30, 2025 and 2024, stock-based compensation expense for the Company included in continuing operations was $2,271 and $2,348, respectively. The associated income tax benefit based on the applicable statutory rate recognized in the condensed consolidated statements of (loss) income for the three months ended September 30, 2025 and 2024 was $620 and $576, respectively.
For the nine months ended September 30, 2025 and 2024, stock-based compensation expense for the Company included in continuing operations was $7,551 and $8,291, respectively. The associated income tax benefit based on the applicable statutory rate recognized in the condensed consolidated statements of (loss) income for the nine months ended September 30, 2025 and 2024 was $2,063 and $2,033, respectively.
As of September 30, 2025, unrecognized compensation cost of $6,439 for RSUs and $4,876 for PSUs are considered probable of vesting and the weighted-average period over which these costs are expected to be recognized at September 30, 2025 was 1.66 years for the RSUs and 1.89 years for the PSUs.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The reconciliation from basic to diluted weighted average shares outstanding is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Weighted average shares outstanding – Basic	113,901,834	116,490,634	115,943,873	116,786,759
Dilutive effect of unvested common shares and RSUs with service conditions, PSUs considered probable of vesting and assumed stock option exercises and conversions	967,439	696,420	—	638,495
Weighted average shares outstanding – Diluted	114,869,273	117,187,054	115,943,873	117,425,254

We utilize the control number concept in the computation of diluted earnings per share to determine whether potential common stock equivalents are dilutive. The control number used is income from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories.
The Company reported a net loss from continuing operations for the nine months ended September 30, 2025, and therefore excluded the dilutive effect of 521,803 shares, which consisted of unvested common shares, RSUs with service conditions, PSUs considered probable of vesting and assumed stock option exercises and conversions from the computation of weighted average diluted shares outstanding.
Basic and diluted income per share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income	$(79,255)	$14,251	$(76,866)	$23,767

Denominator:
Weighted average shares outstanding – Basic	113,901,834	116,490,634	115,943,873	116,786,759
Weighted average shares outstanding – Diluted	114,869,273	117,187,054	115,943,873	117,425,254

Net (loss) income per share:
Basic (loss) income per share	$(0.70)	$0.12	$(0.66)	$0.20
Diluted (loss) income per share	$(0.69)	$0.12	$(0.66)	$0.20

The table below presents the details of the Company’s weighted average equity-based awards outstanding during each respective period that were excluded from the calculation of diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Anti-dilutive RSUs and PSUs	725,217	920,355	596,900	419,315
Anti-dilutive stock options	367,100	367,100	367,100	367,100
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
19. Supplemental Cash Flow Information:
The following table presents supplemental cash flow information for the Company, which includes activity from both continuing and discontinued operations, except for operating leases which is continuing operations only:

	Nine months ended September 30,
	2025	2024
Cash paid during the period for:
Income taxes, net of refunds	$9,957	$20,832
Interest(1)	34,643	36,982
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the period end	1,491	2,358
Non-cash financing activity:
Accrued excise tax on share repurchases (Note 6)	193	—
Right-of-use assets obtained in exchange for new lease liabilities (non-cash):
Operating leases	15,094	8,044

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
Forward-looking Statements
This periodic report on Form 10-Q (“Form 10-Q”) includes “forward-looking statements” that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should” and similar expressions are intended to identify these forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. Examples of forward-looking statements include, but are not limited to, statements we make regarding statements we make regarding the announced pending sale of our Advanced Materials & Catalysts business, demand trends, economic effects on our operations and financial results and our liquidity, potential strategic acquisitions or divestitures, potential increased borrowing under our credit facilities, and our belief that our current level of operations, cash and cash equivalents, cash flow from operations and borrowings under our credit facilities and other lines of credit will provide us adequate cash to fund working capital requirements, capital expenditure projects, debt service requirements and other requirements for our business for at least the next twelve months.
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
•are affected by general economic conditions and economic downturns;
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
•multi-year customer contracts are subject to potential early termination and such contracts may not be renewed at the end of their respective terms;
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
•other governmental legislation and regulation, as well as adverse effects from the U.S. government shutdown;
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
•the timing of, and ability to consummate, our announced sale of our Advanced Materials & Catalysts segment and the anticipated partial repayment under our 2025 Term Loan Facility;
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
Overview
We are a leading provider of virgin sulfuric acid and sulfuric acid regeneration services. We believe that our Ecoservices business contributes to improving the sustainability of the environment.
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
Recent Developments
On September 10, 2025, we entered into a definitive agreement to sell our Advanced Materials & Catalysts business to Technip Energies N.V. for a purchase price of $556.0 million, subject to certain adjustments including for indebtedness, cash, working capital and transaction expenses. The transaction is expected to be completed in the first quarter of 2026, subject to regulatory approvals and customary closing conditions. The results of operations, financial condition, and cash flows for the Advanced Materials & Catalysts are presented herein as discontinued operations. Except where noted, any tables, percentages or metrics included within this filing exclude the results of our Advanced Materials & Catalysts business. Refer to Note 3 to our condensed consolidated financial statements for additional information.

Stock Repurchase Program
On April 27, 2022, our Board of Directors (the “Board”) approved a stock repurchase program that authorized the Company to purchase up to $450.0 million of the Company’s common stock over the four-year period from the date of approval (the “Stock Repurchase Program”). On October 30, 2025, the Board amended the Stock Repurchase Program to remove the limitation that all repurchases must be made within the four-year period from the date of original approval. For the nine months ended September 30, 2025, the Company repurchased 3,536,364 shares on the open market at an average price of $7.74 per share, for a total of $27.4 million excluding brokerage commissions and accrued excise tax. As of September 30, 2025, $202.2 million was available for share repurchases under the program.
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
Key Performance Indicators
Adjusted EBITDA, Adjusted Net Income and Net Debt
Adjusted EBITDA, Adjusted Net Income and Net Debt are financial measures that are not prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and that we use to evaluate our operating performance, for business planning purposes and to measure our performance relative to that of our competitors. Adjusted EBITDA, Adjusted Net Income, and Net Debt are presented as key performance indicators as we believe these financial measures will enhance a prospective investor’s understanding of our results of operations and financial condition. EBITDA consists of net income (loss) from continuing operations before interest, taxes, depreciation and amortization. Adjusted EBITDA consists of EBITDA adjusted for (i) non-operating income or expense, and (ii) the impact of certain non-cash, nonrecurring or other items included in net income and EBITDA that we do not consider indicative of our ongoing operating performance. Adjusted Net Income consists of net income (loss) from continuing operations adjusted for (i) non-operating income or expense and (ii) the impact of certain non-cash, nonrecurring or other items included in net income that we do not consider indicative of our ongoing operating performance. Net Debt consists of total debt less cash and cash equivalents. We believe that these non-GAAP financial measures provide investors with useful financial metrics to assess our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business.
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
Key Factors and Trends Affecting Operating Results and Financial Condition
Sales
Sales are made on both a purchase order basis and pursuant to long-term contracts. We continued to benefit from positive demand trends for our products and services in the majority of end uses we serve. Strong domestic and export demand for refined products continued to support high refinery utilization rates, while more stringent gasoline standards and growing demand for premium gasoline to power higher-compression and turbo-charged engines continued to drive demand for alkylate and for our regeneration services. In addition, demand for virgin sulfuric acid across a wide range of industrial applications remained favorable.
Cost of Goods Sold
Cost of goods sold consists of variable product costs, fixed manufacturing expenses, depreciation expense and freight expenses. Variable product costs include all raw materials and energy costs that are directly related to the manufacturing process. Fixed manufacturing expenses include all plant employment costs, manufacturing overhead and periodic maintenance costs.
The primary raw materials for our Ecoservices segment include spent sulfuric acid, sulfur, acids, bases (including sodium hydroxide, or “caustic soda”) and certain metals. Spent sulfuric acid for our Ecoservices segment is supplied by customers as part of their contracts.

Most of our contracts feature take-or-pay volume protection and/or quarterly price adjustments for commodity inputs, labor, the Chemical Engineering Index (U.S. chemical plant construction cost index) and natural gas. About 90% of our sales for the year ended December 31, 2024 were under contracts featuring quarterly price adjustments. The price adjustments generally reflect actual costs for producing acid and tend to protect us from volatility in labor, fixed costs and raw material pricing. The take-or-pay volume protection allows us to cover fixed costs through intermittent, temporary production issues at customer refineries.
While natural gas is not a direct feedstock for any product, natural gas powered machinery and equipment are used to heat raw materials and create the chemical reactions necessary to produce end-products. We maintain multiple suppliers wherever possible and structure our customer contracts when possible to allow for the pass-through of raw material, labor and natural gas costs.
Seasonality
Our regeneration services product group typically experiences seasonal fluctuations as a result of higher demand for gasoline products in the summer months and lower demand in the winter months. These demand fluctuations generally result in higher sales and working capital requirements in the second and third quarters.
Results of Operations
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Highlights
The following is a summary of our financial performance for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Sales
•Sales increased $51.0 million to $204.9 million. The increase in sales primarily reflects higher average selling prices from the pass-through effect of higher sulfur costs, favorable contractual pricing for regeneration services, increased volume of virgin sulfuric acid, as well as sales associated with the acquired Waggaman, Louisiana location, partially offset by lower regeneration services volume.
Gross Profit
•Gross profit increased $7.0 million to $52.1 million. The increase in gross profit was primarily due to higher average selling pricing and higher sales volume, partially offset by higher manufacturing costs.
Operating Income
•Operating income increased by $0.8 million to $28.3 million. The increase in operating income reflects higher gross profit offset by higher other operating expense, net.

The following is our unaudited condensed consolidated statements of (loss) income and a summary of financial results for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,		Change
	2025	2024	$	%
	(in millions, except percentages)
Sales	$204.9	$153.9	$51.0	33.1%
Cost of goods sold	152.8	108.8	44.0	40.4%
Gross profit	52.1	45.1	7.0	15.5%
Gross profit margin	25.4%	29.3%
Selling, general and administrative expenses	15.7	15.2	0.5	3.3%
Other operating expense, net	8.1	2.4	5.7	237.5%
Operating income	28.3	27.5	0.8	2.9%
Operating income margin	13.8%	17.9%
Interest expense, net	8.4	7.9	0.5	6.3%
Other (income) expense, net	(0.7)	0.2	(0.9)	(450.0)%
Income before income taxes	20.6	19.4	1.2	6.2%
Provision for income taxes	20.2	4.6	15.6	339.1%
Effective tax rate	98.2%	23.7%
Net income from continuing operations	0.4	14.8	(14.4)	(97.3)%
Net loss from discontinued operations, net of tax	(79.7)	(0.5)	(79.2)	15,840.0%
Net (loss) income	$(79.3)	$14.3	$(93.6)	(654.5)%
Sales
Sales for the three months ended September 30, 2025 were $204.9 million, an increase of $51.0 million, or 33.1%, compared to sales of $153.9 million for the three months ended September 30, 2024. The increase in sales was due to higher average selling prices of $34.3 million and higher overall sales volume of $16.7 million.
The increase in average selling prices primarily reflect the pass-through effect of higher sulfur costs and favorable contractual pricing for regeneration services. The impact associated with the pass-through of high sulfur costs was approximately $25 million for the three months ended September 30, 2025. The increase in sales volume was primarily related to the contribution of sales volume from the Waggaman location and higher virgin sulfuric acid sales, partially offset by lower regeneration services due to unplanned and extended customer downtime.
Gross Profit
Gross profit for the three months ended September 30, 2025 was $52.1 million, an increase of $7.0 million, or 15.5%, compared to $45.1 million for the three months ended September 30, 2024. The increase in gross profit was primarily due to higher average selling prices of $9.3 million, exclusive of the approximately $25 million pass-through of the higher sulfur costs, driven by contractual improvements and higher sales volume of $5.8 million, partially offset by higher manufacturing costs of $8.2 million, exclusive of the sulfur costs. The cost of sulfur is generally passed-through to customers at the same rate as incurred resulting in no net impact to gross profit.
Higher manufacturing costs were driven by additional fixed costs from the Waggaman location, general inflation and transportation.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $15.7 million for the three months ended September 30, 2025, an increase of $0.5 million, as compared to $15.2 million for three months ended September 30, 2024.
Other Operating Expense, Net
Other operating expense, net for the three months ended September 30, 2025 was $8.1 million, an increase of $5.7 million, compared to $2.4 million for the three months ended September 30, 2024. The increase in other operating expense, net was primarily due to an increase in loss on disposal of assets of $3.4 million, transaction and integration costs associated with the Waggaman location of $1.3 million, and other costs of $1.0 million, primarily related to restructuring and tax charges.

Interest Expense, Net
Interest expense, net for the three months ended September 30, 2025 was $8.4 million, an increase of $0.5 million, as compared to $7.9 million for the three months ended September 30, 2024. The increase in interest expense, net was due to lower benefit from our interest rate caps offset by lower interest expense driven by the year over year decrease in variable rates in part due to the reduction in our spread associated with the 2025 Term Loan refinancing transactions and lower outstanding debt during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.
Other (Income) Expense, Net
Other income, net for the three months ended September 30, 2025 was $0.7 million, a change of $0.9 million, as compared to $0.2 million of other expense for the three months ended September 30, 2024.
Provision For Income Taxes
The provision for income taxes for the three months ended September 30, 2025 was $20.2 million, compared to $4.6 million for the three months ended September 30, 2024. The effective income tax rate for the three months ended September 30, 2025 was 98.2%, compared to 23.7% for the three months ended September 30, 2024. The Company’s quarter over quarter effective income tax rate has fluctuated primarily due to an increased discrete tax impact relative to pre-tax book income. The discrete tax items relate to a stock compensation shortfall, intraperiod allocation revaluation of deferred tax assets and liabilities including valuation allowances as a result of the Advanced Materials & Catalysts divestiture, tax expense associated with the recording of accrued penalties and interest on historical uncertain tax positions and a tax benefit related to state tax refunds associated with prior tax years.
The total tax expense for the three months ended September 30, 2025 includes a $15.6 million discrete tax expense connected to intraperiod allocation associated with the revaluation of deferred tax assets and liabilities, a valuation allowance against the Company’s Kansas Investment Tax Credits, and an increase in valuation allowance against a portion of the Company’s state net operating losses. In accordance with intraperiod allocation rules, this discrete tax expense is reflected in the tax provision for continuing operations.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended September 30, 2025 was mainly due to state and local taxes, shortfall tax expense related to stock compensation, tax benefit related to state tax refunds associated with prior tax years, discrete tax expense related to intraperiod allocation associated with the revaluation of deferred tax assets and liabilities, a valuation allowance against the Company’s Kansas Investment Tax Credits, and a valuation allowance against a portion of the Company’s state net operating losses.
Net Income From Continuing Operations
For the foregoing reasons, net income from continuing operations was $0.4 million for the three months ended September 30, 2025, compared to $14.8 million for the three months ended September 30, 2024.
Adjusted EBITDA
Summarized Adjusted EBITDA information is shown below in the following table:

	Three months ended September 30,		Change
	2025	2024	$	%
	(in millions, except percentages)
Adjusted EBITDA:(1)
Ecoservices	$63.6	$55.1	$8.5	15.4%
Unallocated corporate expenses	(6.1)	(6.4)	0.3	4.7%
Total	$57.5	$48.7	$8.8	18.1%

(1)We define Adjusted EBITDA as EBITDA adjusted for certain items as noted in the reconciliation below. Our management evaluates the performance of our segments and allocates resources based primarily on Adjusted EBITDA. Adjusted EBITDA does not represent cash flow for periods presented and should not be considered as an alternative to net income from continuing operations as an indicator of our operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBITDA may not be comparable with EBITDA or Adjusted EBITDA as defined by other companies.

Ecoservices: Adjusted EBITDA for the three months ended September 30, 2025 was $63.6 million, an increase of $8.5 million, or 15.4%, compared to $55.1 million for the three months ended September 30, 2024. The increase in Adjusted EBITDA was a result of favorable contractual pricing for regeneration services and higher sales volume of virgin sulfuric acid, partially offset by lower regeneration services volume, due to unplanned and extended customer down time, and higher manufacturing costs driven by general inflation and transportation.
A reconciliation of net income from continuing operations to Adjusted EBITDA is as follows:

	Three months ended September 30,
	2025	2024
	(in millions)
Reconciliation of net income from continuing operations to Adjusted EBITDA
Net income from continuing operations	$0.4	$14.8
Provision for income taxes	20.2	4.6
Interest expense, net	8.4	7.9
Depreciation and amortization	20.7	18.5
EBITDA	49.7	45.8
Net loss on asset disposals(a)	3.6	0.2
Transaction and other related costs(b)	0.6	—
Equity-based compensation	2.3	2.3
Restructuring, integration and business optimization expenses(c)	1.8	0.1
Other(d)	(0.5)	0.3
Adjusted EBITDA	$57.5	$48.7

(a)When asset disposals occur, we remove the impact of net gain/loss of the disposed asset because such impact primarily reflects the non-cash write-off of long-lived assets no longer in use.
(b)Relates to certain transaction costs, including debt financing, due diligence and other costs related to transactions that are completed, pending or abandoned, that we believe are not representative of our ongoing business operations.
(c)Includes the impact of restructuring, integration and business optimization expenses, which are incremental costs that are not representative of our ongoing business operations.
(d)Other consists of adjustments for items that are not core to our ongoing business operations. These adjustments include environmental remediation and other legal costs, expenses for capital and franchise taxes, and defined benefit pension and postretirement plan (benefits) costs, for which our obligations are under plans that are frozen. Included in this line-item are rounding discrepancies that may arise from rounding from dollars (in thousands) to dollars (in millions).

Adjusted Net Income
Summarized Adjusted Net Income information is shown below in the following table:

	Three months ended September 30,
	2025			2024
	Pre-tax amount	Tax expense (benefit)	After-tax amount	Pre-tax amount	Tax expense (benefit)	After-tax amount
	(in millions)
Reconciliation of net income from continuing operations to Adjusted Net Income(1)(2)
Net income from continuing operations	$20.6	$20.2	$0.4	$19.4	$4.6	$14.8
Net loss on asset disposals(a)	3.6	0.9	2.7	0.2	0.1	0.1
Transaction and other related costs(b)	0.6	0.2	0.4	—	—	—
Equity-based compensation	2.3	0.6	1.7	2.3	0.6	1.7
Restructuring, integration and business optimization expenses(c)	1.8	0.5	1.3	0.1	—	0.1
Other(d)	(0.3)	(0.1)	(0.2)	—	—	—
Adjusted Net Income, including intraperiod allocation	28.6	22.3	6.3	22.0	5.3	16.7
Intraperiod allocation for restating discontinued operations(3)	—	(15.6)	15.6	—	—	—
Adjusted Net Income	$28.6	$6.7	$21.9	$22.0	$5.3	$16.7

(1)We define Adjusted Net Income as net income from continuing operations adjusted for non-operating income or expense and the impact of certain non-cash or other items that are included in net income from continuing operations that we do not consider indicative of our ongoing operating performance. Adjusted Net Income is presented as a key performance indicator as we believe it will enhance a prospective investor’s understanding of our results of operations and financial condition. Adjusted Net Income may not be comparable with net income from continuing operations or Adjusted Net Income as defined by other companies.
(2)Refer to the Adjusted EBITDA notes above for more information with respect to each adjustment.
(3)Due to reporting the Advanced Materials & Catalysts business as held for sale in discontinued operations, the estimated tax rate used to value deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) needs to be adjusted to remove the Advanced Materials & Catalysts rate. Additionally, the Company reassessed the realizability of its state deferred tax assets, including Kansas Investment Tax Credits and state Net Operating Losses. Due to changes in the Company’s state apportionment profile resulting from the Advanced Materials & Catalysts, it was determined that a portion of these deferred tax assets are no longer expected to be realized. Accordingly, the Company recorded a valuation allowance during the quarter to reflect the reduced expected benefit of these state tax attributes. Given these are a direct result of the sale of discontinued operations and the need to adjust the estimated tax rate and valuation allowances arose because of discontinued operations, the impacts are reflected in continuing operations. Due to these revaluations being solely as a result of the Advanced Materials & Catalysts divestiture and a non-cash item, it is treated as an addback.
The adjustments to net income from continuing operations are shown net of applicable tax rates as determined by the calculation of our quarterly tax provision under interim financial reporting for the three months ended September 30, 2025 and September 30, 2024, except for equity-based compensation. The tax effect on equity-based compensation is derived by removing the tax effect of any equity-based compensation expense disallowed as a result of its inclusion within Section 162(m) of the Internal Revenue Code of 1986 (as amended) and adjusting for the tax effect of the equity-based stock compensation net windfall or shortfall which is recorded as a discrete item.

Results of Operations
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Highlights
The following is a summary of our financial performance for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Sales
•Sales increased $74.7 million to $524.1 million. The increase in sales primarily reflects higher average selling prices from the pass-through effect of higher sulfur costs, favorable contractual pricing for regeneration services and sales associated with the acquired Waggaman, Louisiana location, partially offset by lower regeneration services volume.
Gross Profit
•Gross profit decreased $9.0 million to $111.4 million. The decrease in gross profit was primarily due to lower regeneration services volume and higher manufacturing costs, partially offset by higher average selling prices.
Operating Income
•Operating income decreased by $19.6 million to $43.1 million. The decrease in operating income was due to a decrease in gross profit and higher other operating expense, net, partially offset by lower selling, general and administrative expenses.
The following is our unaudited condensed consolidated statements of (loss) income and a summary of financial results for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,		Change
	2025	2024	$	%
	(in millions, except percentages)
Sales	$524.1	$449.4	$74.7	16.6%
Cost of goods sold	412.7	329.0	83.7	25.4%
Gross profit	111.4	120.4	(9.0)	(7.5)%
Gross profit margin	21.2%	26.8%
Selling, general and administrative expenses	49.8	49.8	—	—%
Other operating expense, net	18.5	7.9	10.6	134.2%
Operating income	43.1	62.7	(19.6)	(31.3)%
Operating income margin	8.2%	13.9%
Interest expense, net	24.8	27.1	(2.3)	(8.5)%
Debt modification and extinguishment costs	1.0	4.6	(3.6)	(78.3)%
Other (income) expense, net	(0.3)	0.6	(0.9)	(150.0)%
Income before income taxes	17.6	30.4	(12.8)	(42.1)%
Provision for income taxes	20.0	8.0	12.0	150.0%
Effective tax rate	113.4%	26.4%
Net (loss) income from continuing operations	(2.4)	22.4	(24.8)	(110.7)%
Net (loss) income from discontinued operations, net of tax	(74.5)	1.4	(75.9)	(5,421.4)%
Net (loss) income	$(76.9)	$23.8	$(100.7)	(423.1)%

Sales
Sales for the nine months ended September 30, 2025 were $524.1 million, an increase of $74.7 million, or 16.6%, compared to sales of $449.4 million for the nine months ended September 30, 2024. The increase in sales reflects higher average selling prices of $65.6 million, including the pass-through effect of higher sulfur costs of approximately $49 million, and higher sales volume of $9.1 million.
Average selling prices were higher primarily due to the pass-through effect of higher sulfur costs, favorable contract pricing for regeneration services. Sales volume increase was a result of the contribution of sales volume from the Waggaman location, partially offset by lower regeneration services driven by unplanned and extended customer down-time and maintenance turnaround activity at our facilities.
Gross Profit
Gross profit for the nine months ended September 30, 2025 was $111.4 million, a decrease of $9.0 million, or 7.5%, compared to $120.4 million for the nine months ended September 30, 2024. The decrease in gross profit was primarily driven by higher manufacturing costs of $23.9 million, exclusive of the approximately $49 million of higher sulfur costs, and lower sales volume of $1.8 million, partially offset by higher average selling prices of $16.6 million, exclusive of the pass-through of sulfur costs. The cost of sulfur is generally passed-through to customers at the same rate as incurred resulting in no net impact to gross profit.
Higher manufacturing costs were driven by additional fixed costs from the Waggaman location, general inflation, maintenance and transportation.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2025 and 2024 were $49.8 million.
Other Operating Expense, Net
Other operating expense, net for the nine months ended September 30, 2025 was $18.5 million, an increase of $10.6 million, compared to $7.9 million for the nine months ended September 30, 2024. The increase in other operating expense, net was mainly driven by an increase in loss on disposal of assets of $3.2 million, transaction and integration costs associated with the Waggaman location of $4.1 million, and other costs of $3.3 million primarily related to restructuring and tax charges.
Interest Expense, Net
Interest expense, net for the nine months ended September 30, 2025 was $24.8 million, a decrease of $2.3 million, as compared to $27.1 million for the nine months ended September 30, 2024. The decrease in interest expense, net was primarily due to the year over year decrease in variable rates in part due to the reduction in our spread associated with the 2025 Term Loan refinancing transactions and lower outstanding debt during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, partially offset by lower benefit from our interest rate caps.
Debt Modification and Extinguishment Costs
Debt modification and extinguishment costs for the nine months ended September 30, 2025 were $1.0 million, a decrease of $3.6 million, as compared to $4.6 million for the nine months ended September 30, 2024.
On January 30, 2025, we amended our existing senior secured term loan facility to reduce the applicable interest rates. The Company evaluated the terms of the amendment in accordance with ASC 470-50 Debt - Modification and Extinguishment and determined that the amendment was a modification of debt. As a result, we recorded $1.0 million of third-party financing fees within debt modification and extinguishment costs in the condensed consolidated statements of (loss) income during the nine months ended September 30, 2025.
On June 12, 2024, we amended our existing senior secured term loan facility to reduce the applicable interest rates and extend the maturity of the facility to June 2031. The Company evaluated the terms of the amendment in accordance with ASC 470-50 Debt - Modification and Extinguishment and determined that the amendment was primarily a modification of debt. As a result, we recorded $4.5 million of third-party financing fees within debt modification and extinguishment costs in the condensed consolidated statements of (loss) income during the nine months ended September 30, 2024. In addition, previously unamortized deferred financing costs and original issue discount of $0.1 million associated with the existing senior secured term loan facility were written off as debt extinguishment costs for the nine months ended September 30, 2024.

Other (Income) Expense, Net
Other income, net for the nine months ended September 30, 2025 was $0.3 million, a change of $0.9 million, as compared to $0.6 million of other expense for the nine months ended September 30, 2024.
Provision For Income Taxes
The provision for income taxes for the nine months ended September 30, 2025 was $20.0 million, compared to $8.0 million for the nine months ended September 30, 2024. The effective income tax rate for the nine months ended September 30, 2025 was 113.4%, compared to 26.4% for the nine months ended September 30, 2024.
The Company’s effective income tax rate for the nine months ended September 30, 2025 and 2024, respectively, fluctuated primarily due to an increased discrete tax impact relative to pre-tax book income. The discrete tax items relate to a stock compensation shortfall, intraperiod allocation revaluation of deferred tax assets and liabilities including valuation allowances as a result of the Advanced Materials & Catalysts divestiture, tax expense associated with the recording of accrued penalties and interest on historical uncertain tax positions, and a tax benefit related to state tax refunds associated with prior tax years.
The total tax expense for the nine months ended September 30, 2025 includes a $15.6 million discrete tax expense connected to intraperiod allocation associated with the revaluation of deferred tax assets and liabilities, a valuation allowance against the Company’s Kansas Investment Tax Credits, and an increase in valuation allowance against a portion of the Company’s state net operating losses. In accordance with intraperiod allocation rules, this discrete tax expense is reflected in the tax provision for continuing operations.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the nine months ended September 30, 2025 was mainly due to state and local taxes, shortfall tax expense related to stock compensation, tax benefit related to state tax refunds associated with prior tax years, discrete tax expense related to intraperiod allocation associated with the revaluation of deferred tax assets and liabilities, a valuation allowance against the Company’s Kansas Investment Tax Credits, and a valuation allowance against a portion of the Company’s state net operating losses.
Net (Loss) Income From Continuing Operations
For the foregoing reasons, net loss from continuing operations was $2.4 million for the nine months ended September 30, 2025, compared to net income from continuing operations of $22.4 million for the nine months ended September 30, 2024.

Adjusted EBITDA
Summarized Adjusted EBITDA information is shown below in the following table:

	Nine months ended September 30,		Change
	2025	2024	$	%
	(in millions, except percentages)
Adjusted EBITDA(1)
Ecoservices	$141.9	$146.3	$(4.4)	(3.0)%
Unallocated corporate expenses	(21.2)	(21.4)	0.2	0.9%
Total	$120.7	$124.9	$(4.2)	(3.4)%

(1)We define Adjusted EBITDA as EBITDA adjusted for certain items as noted in the reconciliation below. Our management evaluates the performance of our segments and allocates resources based primarily on Adjusted EBITDA. Adjusted EBITDA does not represent cash flow for periods presented and should not be considered as an alternative to net (loss) income from continuing operations as an indicator of our operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBITDA may not be comparable with EBITDA or Adjusted EBITDA as defined by other companies.
Ecoservices: Adjusted EBITDA for the nine months ended September 30, 2025 was $141.9 million, a decrease of $4.4 million, or 3.0%, compared to $146.3 million for the nine months ended September 30, 2024. The decrease in Adjusted EBITDA was driven by lower volumes in regeneration services driven by unplanned and extended customer down-time and maintenance turnaround activity at our facilities and higher manufacturing costs driven by general inflation, maintenance and transportation, partially offset by favorable contractual pricing in regeneration services.
A reconciliation of net (loss) income from continuing operations to Adjusted EBITDA is as follows:

	Nine months ended September 30,
	2025	2024
	(in millions)
Reconciliation of net (loss) income from continuing operations to Adjusted EBITDA
Net (loss) income from continuing operations	$(2.4)	$22.4
Provision for income taxes	20.0	8.0
Interest expense, net	24.8	27.1
Depreciation and amortization	58.0	52.5
EBITDA	100.4	110.0
Debt modification and extinguishment costs	1.0	4.6
Net loss on asset disposals(a)	4.0	0.8
Transaction and other related costs(b)	2.8	0.2
Equity-based compensation	7.6	8.3
Restructuring, integration and business optimization expenses(c)	2.9	0.2
Other(d)	2.0	0.8
Adjusted EBITDA	$120.7	$124.9

(a)When asset disposals occur, we remove the impact of net gain/loss of the disposed asset because such impact primarily reflects the non-cash write-off of long-lived assets no longer in use.
(b)Relates to certain transaction costs, including debt financing, due diligence and other costs related to transactions that are completed, pending or abandoned, that we believe are not representative of our ongoing business operations.
(c)Includes the impact of restructuring, integration and business optimization expenses, which are incremental costs that are not representative of our ongoing business operations.
(d)Other consists of adjustments for items that are not core to our ongoing business operations. These adjustments include environmental remediation and other legal costs, expenses for capital and franchise taxes, and defined benefit pension and postretirement plan (benefits) costs, for which our obligations are under plans that are frozen. Included in this line-item are rounding discrepancies that may arise from rounding from dollars (in thousands) to dollars (in millions).

Adjusted Net Income
Summarized Adjusted Net Income information is shown below in the following table:

	Nine months ended September 30,
	2025			2024
	Pre-tax amount	Tax expense (benefit)	After-tax amount	Pre-tax amount	Tax expense (benefit)	After-tax amount
	(in millions)
Reconciliation of net (loss) income from continuing operations to Adjusted Net Income(1)(2)
Net (loss) income from continuing operations	$17.6	$20.0	$(2.4)	$30.4	$8.0	$22.4
Debt modification and extinguishment costs	1.0	0.2	0.8	4.6	1.1	3.5
Net loss on asset disposals(a)	4.0	1.0	3.0	0.8	0.2	0.6
Transaction and other related costs(b)	2.8	0.7	2.1	0.2	0.1	0.1
Equity-based compensation	7.6	0.9	6.7	8.3	1.6	6.7
Restructuring, integration and business optimization expenses(c)	2.9	0.8	2.1	0.2	0.1	0.1
Other(d)	1.9	0.5	1.4	0.3	0.2	0.1
Adjusted Net Income, including intraperiod allocation	37.8	24.1	13.7	44.8	11.3	33.5
Intraperiod allocation for restating discontinued operations(3)	—	(15.6)	15.6	—	—	—
Adjusted Net Income	$37.8	$8.5	$29.3	$44.8	$11.3	$33.5

(1)We define Adjusted Net Income as net (loss) income from continuing operations adjusted for non-operating income or expense and the impact of certain non-cash or other items that are included in net (loss) income from continuing operations that we do not consider indicative of our ongoing operating performance. Adjusted Net Income is presented as a key performance indicator as we believe it will enhance a prospective investor’s understanding of our results of operations and financial condition. Adjusted Net Income may not be comparable with net (loss) income from continuing operations or Adjusted Net Income as defined by other companies.
(2)Refer to the Adjusted EBITDA notes above for more information with respect to each adjustment.
(3)Due to reporting the Advanced Materials & Catalysts business as held for sale in discontinued operations, the estimated tax rate used to value DTAs and DTLs needs to be adjusted to remove the Advanced Materials & Catalysts rate. Additionally, the Company reassessed the realizability of its state deferred tax assets, including Kansas Investment Tax Credits and state Net Operating Losses. Due to changes in the Company’s state apportionment profile resulting from the Advanced Materials & Catalysts, it was determined that a portion of these deferred tax assets are no longer expected to be realized. Accordingly, the Company recorded a valuation allowance during the quarter to reflect the reduced expected benefit of these state tax attributes. Given these are a direct result of the sale of discontinued operations and the need to adjust the estimated tax rate and valuation allowances arose because of discontinued operations, the impacts are reflected in continuing operations. Due to these revaluations being solely as a result of the Advanced Materials & Catalysts divestiture and a non-cash item, it is treated as an addback.
The adjustments to net (loss) income from continuing operations are shown net of applicable tax rates of 25.6% and 25.1% for the nine months ended September 30, 2025 and 2024, respectively, except for equity-based compensation. The tax effect on equity-based compensation is derived by removing the tax effect of any equity-based compensation expense disallowed as a result of its inclusion within Section 162(m) of the Internal Revenue Code of 1986 (as amended) and adjusting for the tax effect of the equity-based stock compensation net windfall or shortfall which is recorded as a discrete item

 Financial Condition, Liquidity and Capital Resources
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
We believe that our existing cash and cash equivalents and cash flows from operations, combined with availability under our ABL Facility, will be sufficient to meet our presently anticipated future cash needs for at least the next twelve months. We may also pursue strategic acquisition or divestiture opportunities, which may impact our future cash requirements. We may, from time to time, increase borrowings under our ABL Facility to meet our future cash needs. As of September 30, 2025, we had cash and cash equivalents of $99.1 million, including $82.0 million cash and cash equivalents from continuing operations and $17.1 million of cash and cash equivalents from discontinued operations, and availability of $85.6 million under our ABL Facility, after giving effect to $3.3 million of outstanding letters of credit, for a total available liquidity of $184.7 million. We did not have any revolving credit facility borrowings as of September 30, 2025. As of September 30, 2025, we were in compliance with all covenants under our debt agreements.
Prior to April 10, 2025, our ABL Facility had one financial covenant with two ratios to maintain. The first ratio compared the total ABL availability against a threshold: the greater of 10% of the line cap (which was defined as the lesser of our revolving loan commitments and the value of our assets) or $10.0 million. The greater of this threshold could not be greater than the total availability of the ABL Facility. The second ratio compared the ABL Facility availability of the U.S. revolving credit facility against a $7.5 million threshold. As of September 30, 2025, we were in compliance with the financial covenant under the ABL Facility. On April 10, 2025, we amended the ABL Facility to, among other things, reallocate all European revolving loan commitments thereunder as U.S. revolving loan commitments. As a result of the amendment, on and after April 10, 2025, the U.S. revolving credit facility comprises all availability of the ABL Facility, and we are only required to comply with the first ratio described above.
The 2025 Term Loan Facility and the ABL Facility contain various restrictive covenants. Each limits the ability of the Company and its restricted subsidiaries to incur certain indebtedness or liens, merge, consolidate or liquidate, dispose of certain property, make investments or declare or pay dividends, make optional payments, modify certain debt instruments, enter into certain transactions with affiliates, enter into certain sales and leasebacks and certain other non-financial restrictive covenants. During such time, the Company is required to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0. The Company was in compliance with all debt covenants under the 2025 Term Loan Facility and the ABL Facility as of September 30, 2025.
Upon the close of the sale of the Advanced Materials & Catalysts business and finalization of net cash proceeds, the Company will be required to provide partial repayment under its 2025 Term Loan Facility.
We have no cash and cash equivalents held in foreign jurisdictions on a continuing operations basis.
Our liquidity requirements include interest payments related to our debt structure. As reported, our cash interest paid for the nine months ended September 30, 2025 and 2024 was approximately $34.6 million and $37.0 million, respectively. Before any impact of hedges, a one percent change in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $8.6 million on interest expense.
We hedge the interest rate fluctuations on debt obligations through interest rate cap agreements. For more information about our interest rate cap agreements, refer to Note 12 — Financial Instruments of our condensed consolidated financials statements included in Part 1, Item 1 — Financial Statements (Unaudited).
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements include $3.3 million of outstanding letters of credit on our ABL Facility as of September 30, 2025.

Cash Flow

	Nine months ended September 30,
	2025	2024
	(in millions)
Continuing Operations
Net cash provided by (used in):
Operating activities	$77.5	$66.0
Investing activities	(92.9)	(43.0)
Financing activities	(35.1)	(12.7)
Discontinued Operations
Net cash provided by (used in):
Operating activities	21.0	40.4
Investing activities	(15.5)	(13.2)
Financing activities	(2.4)	(2.4)
Effect of exchange rate changes on cash and cash equivalents	0.5	—
Net change in cash and cash equivalents	(46.9)	35.1
Cash and cash equivalents at beginning of period	146.0	88.4
Cash and cash equivalents at end of period	99.1	123.5
Less: cash, cash equivalents, and restricted cash of discontinued operations	(17.1)	(23.3)
Cash, cash equivalents and restricted cash at end of period of continuing operations	$82.0	$100.2
The following discussions related to our cash flows are presented on a continuing operations basis, which excludes the cash flows from our Advanced Materials & Catalysts businesses accounted for as discontinued operations.
Net cash provided by operating activities was $77.5 million for the nine months ended September 30, 2025, compared to $66.0 million for the nine months ended September 30, 2024. Cash generated by operating activities, other than changes in working capital, was higher by $5.9 million during the nine months ended September 30, 2025, as compared to the same period in the prior year primarily due higher earnings exclusive of non-cash expenses. The increase in cash from working capital during the nine months ended September 30, 2025 of $5.6 million was favorable compared to the nine months ended September 30, 2024 primarily due to favorable changes in accounts payable and accrued liabilities, partially offset by unfavorable changes in receivables.
The favorable change in accounts payable was due to the timing of vendor payments. The favorable change in accrued liabilities mainly relates to the timing of payments for interest and other expenses. The unfavorable change in receivables was driven by the timing of collection of sales.
Net cash used in investing activities was $92.9 million for the nine months ended September 30, 2025, compared to $43.0 million during the same period in 2024. Net cash used in investing activities primarily consisted of $51.6 million and $43.0 million to fund capital expenditures during the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, we acquired the sulfuric acid production assets of Cornerstone Chemical Company LLC located at Waggaman, Louisiana for $41.3 million.
Net cash used in financing activities was $35.1 million for the nine months ended September 30, 2025, compared to $12.7 million during the same period in 2024. The unfavorable change in net cash used in financing activities was primarily driven by higher repurchases of the Company’s common stock during the during the nine months ended September 30, 2025.

Debt

	September 30, 2025	December 31, 2024
	(in millions)
2025 Term Loan Facility	$864.3	$870.8
ABL Facility	—	—
Total debt	864.3	870.8
Original issue discount	(6.5)	(7.2)
Deferred financing costs	(3.0)	(2.8)
Total debt, net of original issue discount and deferred financing costs	854.8	860.8
Less: current portion	(8.7)	(8.7)
Total long-term debt, excluding current portion	$846.1	$852.1

As of September 30, 2025, our total debt was $864.3 million, excluding the original issue discount of $6.5 million and deferred financing costs of $3.0 million for our senior secured credit facilities. Our net debt as of September 30, 2025 was $782.3 million, which reflects our total debt less cash and cash equivalents of $82.0 million. We may seek, subject to market conditions and other factors, opportunities to repurchase, refinance or otherwise reprice our debt.
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

	Nine months ended September 30,
	2025	2024
	(in millions)
Maintenance capital expenditures	$44.6	$37.7
Growth capital expenditures	5.1	4.8
Total capital expenditures	$49.7	$42.5

Capital expenditures remained at a level sufficient for required maintenance and certain expansion growth initiatives during these periods. Maintenance capital expenditures were higher in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 due to turnaround activities in 2025.
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
While there has been no material change in our critical accounting policies and use of estimates from those described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K, we continually evaluate our critical accounting estimates, assumptions and judgments on an ongoing basis. The Company completes its annual goodwill and indefinite-lived intangible assets impairment test during the fourth quarter of each year, or more frequently if triggering events indicate a possible impairment. The Company determines the fair value of its reporting units using both a market approach and an income, or discounted cash flow, approach. As of October 1, 2024, the date of the Company’s most recent quantitative assessments, the fair values of each of the Company’s reporting unit and the fair values of the Company’s indefinite-lived trade names and trademarks exceeded their respective carrying values.
During the nine months ended September 30, 2025, the Company did not identify any events or circumstances that would more likely than not reduce the fair value of the Company’s reporting units or intangible assets below their respective carrying values.

Accounting Standards Not Yet Adopted
See Note 2 to our unaudited condensed consolidated financial statements for a discussion of recently issued accounting standards and their effect on us.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our major market risk exposure is potential losses arising from changing rates and prices regarding foreign currency exchange rate risk, interest rate risk and credit risk. The audit committee of our Board regularly reviews foreign exchange and interest rate activity, and monitors compliance with our hedging policy. We do not use financial instruments for speculative purposes, and we limit our hedging activity to the underlying economic exposure.
There have been no material changes in the foreign currency exchange rate risk, interest rate risk or credit risk discussed in Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” included in our Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.
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
Notwithstanding the conclusion that the Company’s disclosure controls and procedures were not effective as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer believe that the Company’s unaudited condensed consolidated financial statements included in this Quarterly Report are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
A material weakness in relation to the Company’s controls over the accounting of its Zeolyst Joint Venture was identified as of December 31, 2024 and continues to exist as of September 30, 2025. The Company does not have sufficient controls designed to ensure its proportionate share of the earnings from the Zeolyst Joint Venture, an equity method investee underlying the Company’s financial statements, were completely, accurately, and timely recorded. This material weakness resulted in immaterial adjustments to our equity in net income from affiliated companies and investments in affiliated companies as of and for the fiscal years ended December 31, 2024, 2023 and 2022, and for the interim periods contained within those fiscal years. This material weakness could result in a material misstatement of our equity in net income from affiliated companies and investments in affiliated companies that would not be prevented or detected on a timely basis.
Plan for Remediation of Material Weakness
We commenced a remediation plan with respect to this material weakness. In carrying out our plan, management modified existing key controls and implemented new key controls to ensure our proportionate share of the earnings from the Zeolyst Joint Venture are completely, accurately, and timely recorded in our financial statements. This material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the material weakness will be remediated before the end of 2025.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2025 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table contains information about purchases of our common stock, excluding excise tax, during the third quarter of 2025:

	Total number of shares of common stock purchased(1)	Average price paid per share of common stock (2)	Total number of shares of common stock purchased as part of publicly announced plan or programs	Maximum number (or dollar value) of shares of common stock that may yet be purchased under the plans or programs (in thousands)(1)
July 1, 2025—July 31, 2025	69,695	$7.64	69,695	$207,202
August 1, 2025—August 31, 2025	—	$—	—	$207,202
September 1, 2025—September 30, 2025	540,517	$9.24	540,517	$202,207
Total	610,212

(1)In April 2022, our Board approved and announced a new stock repurchase program authorizing the repurchase of up to $450 million of the Company’s outstanding common stock over the next four years. This program is expected to be funded using cash on hand and cash generated from operations. For possible future repurchases, the actual timing, number, and nature of shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions and may be conducted through negotiated transactions, open market repurchases or other means, including through Rule 10b-18 and 10b5-1 trading plans or accelerated share repurchases. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be amended, suspended or discontinued at any time at our discretion.
During the three months ended September 30, 2025, the Company purchased 610,212 shares of its common stock on the open market pursuant to the stock repurchase program, for a total cost of $5.5 million. As of September 30, 2025, $202.2 million was available for share repurchases under the program.
(2)Excludes brokerage commissions and other costs of execution.

ITEM 5.    OTHER INFORMATION.
Trading Arrangements
During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.
Share Repurchase Program Modification
On October 30, 2025, our Board amended our Stock Repurchase Program to remove the limitation that all repurchases must be made within the four-year period from the date of original approval on April 27, 2022.

ITEM 6.    EXHIBITS.
The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
2.1
Stock Purchase Agreement, dated as of September 10, 2025, by and between Ecovyst Inc. and Technip Energies N.V. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed September 11, 2025)

10.1*	Transition Agreement and General Release, effective as of August 11, 2025, between Ecovyst Inc. and George L. Vann, Jr.
31.1	Certification of Chief Executive Officer of Ecovyst Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Ecovyst Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Ecovyst Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of Ecovyst Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Quarterly Report on Form 10-Q of Ecovyst Inc. for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of (Loss) Income, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags

104	The cover page from the Quarterly Report on Form 10-Q of Ecovyst Inc. for the quarter ended September 30, 2025, formatted in Inline XBRL and included as Exhibit 101

* Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecovyst Inc.

Date:	November 5, 2025	By:	/s/ MICHAEL FEEHAN
Michael Feehan
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)