Form 10-Q
period 2026-03-31
Ecovyst Inc.
filed 2026-05-05
CIK 1708035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of April 29, 2026 was 109,453,484.

Ecovyst Inc.

INDEX—FORM 10-Q
March 31, 2026

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended March 31,
	2026	2025
Sales	$214,952	$143,109
Cost of goods sold	178,538	124,011
Gross profit	36,414	19,098
Selling, general and administrative expenses	19,126	16,500
Other operating expense, net	4,751	3,579
Operating income (loss)	12,537	(981)
Interest expense, net	3,172	8,353
Debt modification and extinguishment costs	—	960
Other expense, net	30	78
Income (loss) from continuing operations before income taxes	9,335	(10,372)
Provision (benefit) for income taxes	3,589	(2,238)
Net income (loss) from continuing operations	5,746	(8,134)
Net (loss) income from discontinued operations, net of tax	(1,432)	4,537
Net income (loss)	$4,314	$(3,597)

Net income (loss) per share:
Basic income (loss) per share - continuing operations	$0.05	$(0.07)
Diluted income (loss) per share - continuing operations	$0.05	$(0.07)
Basic (loss) income per share - discontinued operations	$(0.01)	$0.04
Diluted (loss) income per share - discontinued operations	$(0.01)	$0.04
Basic income (loss) per share	$0.04	$(0.03)
Diluted income (loss) per share	$0.04	$(0.03)

Weighted average shares outstanding:
Basic	110,693,992	117,264,124
Diluted	111,792,774	117,264,124
See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three months ended March 31,
	2026	2025
Net income (loss)	$4,314	$(3,597)
Other comprehensive income, net of tax:
Pension and postretirement benefits	(104)	(1)
Net gain (loss) from hedging activities	1,018	(4,304)
Foreign currency translation	—	4,531
Total other comprehensive income	914	226
Comprehensive income (loss)	$5,228	$(3,371)

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$162,552	$197,193
Accounts receivable, net	94,102	85,313
Inventories, net	32,236	26,803
Derivative assets	1,785	1,312
Prepaid and other current assets	13,619	8,736
Total current assets	304,294	319,357
Property, plant and equipment, net	477,756	481,159
Goodwill	326,744	326,744
Other intangible assets, net	56,589	59,288
Right-of-use lease assets	43,180	37,935
Other long-term assets	38,054	36,495
Total assets	$1,246,617	$1,260,978
LIABILITIES
Accounts payable	$49,744	$48,048
Operating lease liabilities—current	10,260	9,495
Accrued liabilities	67,919	63,272
Total current liabilities	127,923	120,815
Long-term debt, excluding current portion	392,764	392,581
Deferred income taxes	115,884	113,288
Operating lease liabilities—noncurrent	33,085	28,666
Other long-term liabilities	1,776	2,188
Total liabilities	671,432	657,538
Commitments and contingencies (Note 15)
EQUITY
Common stock ($0.01 par); authorized shares 450,000,000; issued shares 140,872,846 and 140,872,846 on March 31, 2026 and December 31, 2025, respectively; outstanding shares 109,450,306 and 111,805,102 on March 31, 2026 and December 31, 2025, respectively	1,409	1,409
Preferred stock ($0.01 par); authorized shares 50,000,000; no shares issued or outstanding on March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	1,103,372	1,108,525
Accumulated deficit	(244,320)	(248,634)
Treasury stock, at cost; shares 31,422,540 and 29,067,744 on March 31, 2026 and December 31, 2025, respectively	(289,461)	(261,131)
Accumulated other comprehensive income	4,185	3,271
Total equity	575,185	603,440
Total liabilities and equity	$1,246,617	$1,260,978

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock, at cost	Accumulated other comprehensive income	Total
Balance, December 31, 2025	$1,409	$1,108,525	$(248,634)	$(261,131)	$3,271	$603,440
Net income	—	—	4,314	—	—	4,314
Other comprehensive income	—	—	—	—	914	914
Repurchases of common shares	—	—	—	(35,786)	—	(35,786)
Excise tax on repurchases of common shares	—	—	—	(268)	—	(268)
Tax withholdings on equity award vesting	—	—	—	(1,253)	—	(1,253)
Stock compensation expense	—	3,658	—	—	—	3,658
Shares issued under equity incentive plan, net of forfeitures	—	(8,811)	—	8,977	—	166
Balance, March 31, 2026	$1,409	$1,103,372	$(244,320)	$(289,461)	$4,185	$575,185

	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock, at cost	Accumulated other comprehensive loss	Total
Balance, December 31, 2024	$1,409	$1,106,792	$(177,508)	$(222,826)	$(7,407)	$700,460
Net loss	—	—	(3,597)	—	—	(3,597)
Other comprehensive income	—	—	—	—	226	226
Tax withholdings on equity award vesting	—	—	—	(1,477)	—	(1,477)
Stock compensation expense	—	3,072	—	—	—	3,072
Shares issued under equity incentive plan, net of forfeitures	—	(9,519)	—	9,519	—	—
Balance, March 31, 2025	$1,409	$1,100,345	$(181,105)	$(214,784)	$(7,181)	$698,684
See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$4,314	$(3,597)
Net loss (income) from discontinued operations	1,432	(4,537)
Net income (loss) from continuing operations	5,746	(8,134)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	17,791	15,633
Amortization	2,699	2,671
Amortization of deferred financing costs and original issue discount	183	289
Deferred income tax provision	1,929	1,127
Net loss on asset disposals	363	167
Stock compensation	3,428	2,519
Other, net	(2,534)	851
Working capital changes that provided (used) cash:
Receivables	(8,789)	(1,518)
Inventories	(5,433)	2,318
Prepaids and other current assets	(5,012)	(3,916)
Accounts payable	1,116	(2,929)
Accrued liabilities	8,133	(2,340)
Net cash provided by operating activities, continuing operations	19,620	6,738
Net cash (used in) provided by operating activities, discontinued operations	(2,682)	3,518
Net cash provided by operating activities	16,938	10,256

Cash flows from investing activities:
Purchases of property, plant and equipment	(14,137)	(17,094)
Net cash used in investing activities, continuing operations	(14,137)	(17,094)
Net cash used in investing activities, discontinued operations	—	(7,159)
Net cash used in investing activities	(14,137)	(24,253)

	Three months ended March 31,
	2026	2025
Cash flows from financing activities:
Issuance of long-term debt, net of original issue discount and financing fees	—	870,817
Repayments of long-term debt	—	(873,000)
Repurchases of common shares	(36,339)	—
Tax withholdings on equity award vesting	(1,253)	(1,477)
Other, net	150	(15)
Net cash used in financing activities, continuing operations	(37,442)	(3,675)
Net cash used in financing activities, discontinued operations	—	(776)
Net cash used in financing activities	(37,442)	(4,451)

Effect of exchange rate changes on cash and cash equivalents	—	(87)
Net change in cash and cash equivalents	(34,641)	(18,535)
Cash and cash equivalents at beginning of period	197,193	146,013
Cash and cash equivalents at end of period	$162,552	$127,478
Less: cash, cash equivalents, and restricted cash of discontinued operations	—	(11,445)
Cash, cash equivalents and restricted cash at end of period of continuing operations	$162,552	$116,033

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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations for interim reporting. In the opinion of management, all adjustments of a normal and recurring nature necessary to state fairly the financial position and results of operations have been included. The results of operations are not necessarily indicative of the expected results for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
On December 31, 2025, the Company completed the sale of its Advanced Materials & Catalysts business, which includes the Company’s investment in affiliated companies, Zeolyst International and Zeolyst C.V. (collectively, the “Zeolyst Joint Venture”). The financial results of this business are presented as discontinued operations in the condensed consolidated financial statements. See Note 3 for more information on this transaction.
The notes to the condensed consolidated financial statements, unless otherwise indicated, are on a continuing operations basis.
2. New Accounting Standards:
Accounting Standards Recently Adopted
In July 2025, the Financial Accounting Standards Board (“FASB”) issued guidance related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. This new guidance introduces a practical expedient for entities that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The new guidance is effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years, with early adoption permitted. The Company has elected the practical expedient and applied the guidance as of January 1, 2026, with no material impact on the condensed consolidated financial statements and related disclosures.
Accounting Standards Not Yet Adopted
In November 2024, FASB issued guidance requiring public business entities (“PBEs”) to disclose additional information on the nature of certain expenses presented in the income statement. The new guidance requires tabular disclosure of significant expense categories and qualitative descriptions for amounts not disaggregated from relevant expense categories. PBEs are required to define selling expenses and disaggregate the components. The new guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The requirements must be applied prospectively; however, PBEs have the option to apply the guidance retrospectively. The disclosure will be implemented as required for the fiscal year ended December 31, 2027. The Company is currently evaluating the impact of this guidance.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
3. Divestiture:
Advanced Materials & Catalysts Divestiture
On September 10, 2025, the Company entered into a definitive agreement to sell its Advanced Materials & Catalysts business, which includes the Zeolyst Joint Venture, to Technip Energies N.V. (the “Buyer”) for a purchase price of $556,000 subject to certain adjustments including indebtedness, cash, working capital and transaction expenses, as set forth in the definitive agreement (the “Advanced Materials & Catalysts Sale”). The Company completed the Advanced Materials & Catalysts Sale effective on December 31, 2025. During the year ended December 31, 2025, the net cash proceeds to the Company from the sale were $568,427 after certain customary adjustments for indebtedness, working capital and cash at the closing of the transaction, which remains subject to customary post-closing adjustments. During the three months ended March 31, 2026, the Buyer provided a proposed closing statement, which the Company is currently reviewing in accordance with the terms of the definitive agreement. The calculation of the loss on sale in the Company’s 2025 annual consolidated financial statements included an estimate of the potential adjustment to the closing purchase price. The Buyer’s proposed closing statement indicates an estimated adjustment of up to $11,000 more than our estimate, which, if final, would affect the net loss on sale presented in discontinued operations and the final cash settlement. The Company intends to dispute any unsubstantiated adjustments accordingly.
The following table summarizes the results of discontinued operations related to the Advanced Materials & Catalysts business for the three months ended March 31, 2025:

Three months ended March 31, 2025
Sales	$19,088
Cost of goods sold	12,571
Gross profit	6,517
Selling, general and administrative expenses	4,845
Other operating expense, net	1,602
Operating income	70
Equity in net (income) from affiliated companies	(8,916)
Interest expense, net (1)	2,657
Other expense, net	105
Income from discontinued operations before income taxes	6,224
Provision for income taxes	1,687
Income from discontinued operations, net of tax	$4,537

(1)Upon the close of the Advanced Materials & Catalysts Sale and finalization of net cash proceeds, the Company was required to provide partial repayment under its Term Loan Credit Agreement dated as of January 30, 2025 (the “2025 Term Loan Facility”). As such, interest expense has been allocated to discontinued operations on the basis of the Company’s partial repayment of $161,500 of the 2025 Term Loan Facility due June 12, 2031.
During the three months ended March 31, 2026, the Company incurred net loss from discontinued operations, net of tax of $1,432, primarily driven by transaction costs of $1,132.
Upon the close of the transaction, the Company entered into a Transition Services Agreement with the buyer pursuant to which the buyer is receiving certain services to provide for the orderly transition of various functions and processes after the closing of the transaction. The services under the Transition Services Agreement include information technology, accounting, tax, financial services, human resources and other administrative support services. These services are being provided at cost for a period of 10 months, with the ability to extend the initial term up to two extensions, the first of which shall not exceed two months and the second shall not exceed one month. The Company invoiced $767 pursuant to the Transition Services Agreement to the Buyer during the three months ended March 31, 2026.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The disposal group included the Company’s investment in an affiliated company, which was historically accounted for under the equity method. The following table provides summarized financial information of the combined investments in affiliated companies that were included within the divested business unit:

Three months ended March 31, 2025
Sales	$89,530
Gross profit	28,430
Operating income	18,206
Net income	18,651
Certain administrative services were provided to the affiliated company by the Company. The Company charged $576 for the three months ended March 31, 2025, which were included in selling, general and administrative expenses in the condensed consolidated statements of income (loss).
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
• Aluminum sulfate solution
• Ammonium bisulfite solution
The following table disaggregates the Company’s sales by key end uses, for the three months ended March 31, 2026 and 2025, respectively:

	Three months ended March 31,
	2026	2025
Regeneration and treatment services(1)	$93,799	$79,247
Industrial, mining & automotive	112,961	55,879
Other	8,192	7,983
Total sales	$214,952	$143,109

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
Fair value on a recurring basis
The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 12)	$2,323	$—	$2,323	$—
Derivative liabilities:
Interest rate caps (Note 12)	$381	$—	$381	$—

	December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 12)	$1,312	$—	$1,312	$—
Derivative liabilities:
Interest rate caps (Note 12)	$1,237	$—	$1,237	$—

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
As of March 31, 2026, the Company had interest rate caps that were fair valued using Level 2 inputs. In addition, the Company applies a credit valuation adjustment to reflect credit risk which is calculated based on credit default swaps. To the extent that the Company’s net exposure under a specific master agreement is an asset, the Company utilizes the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company utilizes a default swap rate comparable to Ecovyst. The credit valuation adjustment is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the Company’s liabilities or that a market participant would be willing to pay for the Company’s assets.
6. Stockholders' Equity:
Accumulated Other Comprehensive Income (Loss)
The following tables present the tax effects of each component of other comprehensive income for the three months ended March 31, 2026 and 2025, respectively:

	Three months ended March 31,
	2026			2025
	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount
Net loss from defined benefit and postretirement plans	$(138)	$34	$(104)	$(1)	$—	$(1)
Net gain (loss) from hedging activities	1,357	(339)	1,018	(5,738)	1,434	(4,304)
Foreign currency translation	—	—	—	4,531	—	4,531
Other comprehensive income	$1,219	$(305)	$914	$(1,208)	$1,434	$226

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following tables present the changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax, by component for the three months ended March 31, 2026 and 2025, respectively:

	Defined benefit and other postretirement plans	Net gain (loss) from hedging activities	Foreign currency translation	Total
December 31, 2025	$2,450	$821	$—	$3,271
Other comprehensive (loss) income before reclassifications	(89)	1,298	—	1,209
Amounts reclassified from AOCI(1)	(15)	(280)	—	(295)
Net current period other comprehensive (loss) income	(104)	1,018	—	914
March 31, 2026	$2,346	$1,839	$—	$4,185

December 31, 2024	$1,467	$9,902	$(18,776)	$(7,407)
Other comprehensive (loss) income before reclassifications	—	(2,699)	4,531	1,832
Amounts reclassified from AOCI(1)	(1)	(1,605)	—	(1,606)
Net current period other comprehensive (loss) income	(1)	(4,304)	4,531	226
March 31, 2025	$1,466	$5,598	$(14,245)	$(7,181)

(1)See the following table for details about these reclassifications. Amounts in parentheses indicate debits.
The following table presents the reclassifications out of AOCI for the three months ended March 31, 2026 and 2025, respectively:

Details about AOCI Components	Amounts reclassified from AOCI(1)		Affected line item where income is presented
	Three months ended March 31,
	2026	2025
Amortization of defined benefit and other postretirement items:
Net loss	$20	$1	Other expense, net(2)
Tax benefit	(5)	—	Provision (benefit) for income taxes
Net of tax	$15	$1

Gains and losses on cash flow hedges:
Interest rate caps	$373	$2,140	Interest expense
Tax benefit	(93)	(535)	Provision (benefit) for income taxes
Net of tax	$280	$1,605

Total reclassifications for the period, net of tax	$295	$1,606

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
During the three months ended March 31, 2026, the Company repurchased 3,226,461 shares on the open market at an average price of $11.07 per share, for a total of $35,721, excluding brokerage commissions and accrued excise tax. During the three months ended March 31, 2026, the Company accrued $268 of excise tax related to these repurchases, net of shares issued under the Company’s equity incentive program (see Note 17 to these condensed consolidated financial statements). As of March 31, 2026, $146,486 was available for share repurchases under the program.
The Company did not repurchase any of its common stock pursuant to the stock repurchase program during the three months ended March 31, 2025.
Tax Withholdings on Equity Award Vesting
In connection with the vesting of restricted stock awards (“RSA” or “RSAs”), restricted stock units (“RSU” or “RSUs”) and performance stock units (“PSU” or “PSUs”), shares of common stock may be delivered to the Company by employees to satisfy withholding tax obligations at the instruction of the employee award holders. These transactions, when they occur, are accounted for as stock repurchases by the Company, with the shares returned to treasury stock at a cost representing the payment by the Company of the tax obligations on behalf of the employees in lieu of shares for the vesting event. There were 121,608 and 189,446 shares delivered to the Company to cover tax payments for the three months ended March 31, 2026 and 2025, respectively, and the fair value of those shares withheld were $1,253 and $1,477 for the three months ended March 31, 2026 and 2025, respectively.
7. Goodwill:
The carrying amount of goodwill was $326,744 as of March 31, 2026 and December 31, 2025.
The Company completes its annual goodwill and indefinite-lived intangible assets impairment test during the fourth quarter of each year, or more frequently if triggering events indicate a possible impairment. The Company determined the fair value of its reporting unit using both a market approach and an income, or discounted cash flow, approach. As of October 1, 2025, the date of the Company’s most recent quantitative assessments, the fair value of the Company’s reporting unit and the fair value of the Company’s indefinite-lived trade names and trademarks exceeded their respective carrying values.
During the three months ended March 31, 2026, the Company did not identify any events or circumstances that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying value.

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
The following table sets forth the calculation and final allocation of the purchase price to the identifiable net assets acquired with respect to the Acquisition:

Purchase Price Allocation
Cash paid	$41,480

Recognized amounts of identifiable assets acquired:
Accounts receivable	$9,991
Inventories	3,259
Property, plant and equipment	25,000
Other intangible assets	2,380
Other long-term assets	695
Fair value of identifiable assets acquired	41,325
Goodwill	155
Total assets acquired	$41,480

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
Acquisition and integration costs were $264 and $806 for the three months ended March 31, 2026 and 2025, respectively, and are included in other operating expense, net in the Company’s condensed consolidated statements of income (loss).
The Company entered into an agreement with Cornerstone to lease the land where the acquired assets are located for a 7-year term plus renewal options. Additionally, Cornerstone will charge the Company for site services and utilities for the location.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
9. Other Operating Expense, Net:
A summary of other operating expense, net is as follows:

	Three months ended March 31,
	2026	2025
Amortization expense	$2,158	$2,130
Transaction and other related costs	1,237	822
Restructuring, integration and business optimization costs	795	137
Net loss on asset disposals	363	167
Other, net	198	323
Total other operating expense, net	$4,751	$3,579

10. Inventories, Net:
Inventories, net are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) or average cost method. The components of inventories, net consist of the following:

	March 31, 2026	December 31, 2025
Finished products and work in process	$24,824	$21,781
Raw materials	7,412	5,022
Total inventories, net	$32,236	$26,803

11. Long-term Debt:
The summary of long-term debt is as follows:

	March 31, 2026	December 31, 2025
2025 Term Loan Facility	$397,088	$397,088
ABL Facility	—	—
Total debt	397,088	397,088
Original issue discount	(2,776)	(2,886)
Deferred financing costs	(1,548)	(1,621)
Total long-term debt, net of original issue discount and deferred financing costs	$392,764	$392,581

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
The Company evaluated the terms of the amendment in accordance with ASC 470-50 Debt - Modification and Extinguishment and determined that the amendment was a modification of debt. As a result, the Company recorded $960 of third-party financing costs within debt modification and extinguishment costs in the condensed consolidated statements of income (loss) for the three months ended March 31, 2025. No original issue discount was paid in relation to the amendment.
The interest rate on the 2025 Term Loan Facility was 5.67% as of March 31, 2026.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
ABL Facility
The borrowings under the senior secured asset-based lending revolving credit facility as amended April 10, 2025 (“ABL Facility”) bear interest at a rate equal to an adjusted Term SOFR or the base rate plus a margin of between 1.25% to 1.75% or 0.25% to 0.75%, respectively. The interest rate on the ABL Facility was 7.00% as of March 31, 2026.
Fair Value of Debt
The fair value of a financial instrument is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of March 31, 2026 and December 31, 2025, the fair value of the Company’s term loan facility was $396,591. The fair value is classified as Level 2 based upon the fair value hierarchy (see Note 5 to these condensed consolidated financial statements for further information on fair value measurements).
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
Use of Derivative Financial Instruments to Manage Interest Rate Risk
The Company is exposed to fluctuations in interest rates on its senior secured credit facilities. Changes in interest rates will not affect the market value of such debt but will affect the Company’s interest payments over the term of the loans. Likewise, an increase in interest rates could have a material impact on the Company’s condensed consolidated statements of cash flows. The Company hedges the interest rate fluctuations on debt obligations through interest rate cap agreements. The Company records these agreements at fair value as assets or liabilities in the condensed consolidated balance sheets. As the derivatives are designated and qualify as cash flow hedges, the gains or losses on the interest rate cap agreements are recorded in stockholders’ equity as a component of other comprehensive income, net of tax. Reclassifications of the gains and losses on the interest rate cap agreements into earnings are recorded as part of interest expense in the condensed consolidated statements of income (loss) as the Company makes its interest payments on the hedged portion of its senior secured credit facilities. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices.
The following table provides a summary of the Company’s interest rate cap agreements:

Financial instrument	Number of instruments	In effect as of March 31, 2026	Current notional amount of instruments in effect	Annuitized premium of instruments in effect	Cap rate in effect for all agreements at March 31, 2026
Interest rate caps	3	2	$625,000	$30,698	1.00%

The current notional amounts of the two interest rate cap agreements in effect at March 31, 2026 are $175,000 and $450,000. The Company entered into a $175,000 interest rate cap agreement to mitigate interest rate volatility from August 2024 to July 2026 and a $450,000 interest rate cap agreement to mitigate interest rate volatility from November 2025 to October 2026.
The Company also entered into a $200,000 forward starting interest rate cap agreement to mitigate interest volatility from August 2026 to July 2028.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The fair values of derivative instruments held as of March 31, 2026 and December 31, 2025, respectively, are shown below:

	Balance sheet location	March 31, 2026	December 31, 2025
Derivative assets
Derivatives designated as cash flow hedges:
Interest rate caps	Prepaid and other current assets	$810	$446
Interest rate caps	Other long-term assets	538	—
		1,348	446
Derivative not designated as hedging instrument:
Interest rate caps	Prepaid and other current assets	975	866
Total derivative assets		$2,323	$1,312

Derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate caps	Accrued liabilities	$381	$841
Interest rate caps	Other long-term liabilities	—	396
Total derivative liabilities		$381	$1,237

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges on AOCI and the condensed consolidated statements of income (loss) for the three months ended March 31, 2026 and 2025, respectively:

	Amount of gain (loss) recognized in OCI
	Three months ended March 31,
	2026	2025
Interest rate caps	$1,730	$(3,598)

	Amount of loss reclassified from AOCI
	Three months ended March 31,
	2026	2025
Interest rate caps	$(373)	$(2,140)

	Amount of loss reclassified into income
	Three months ended March 31,
	2026	2025
Interest rate caps	$373	$2,140

The following table shows the amounts in the line items presented in the condensed consolidated statements of income (loss) in which the effects of derivatives designated as cash flow hedges are recorded for the three months ended March 31, 2026 and 2025, respectively:

		Three months ended March 31,
	Location and amount of gain (loss) recognized in income on cash flow hedging relationships	2026	2025
Interest rate caps	Interest expense, net	$(3,172)	$(8,353)
The amount of net unrealized gains in AOCI related to the Company’s cash flow hedges that is expected to be reclassified to the condensed consolidated statements of income (loss) over the next twelve months is $1,160 as of March 31, 2026.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
13. Income Taxes:
The effective income tax rate for the three months ended March 31, 2026 was 38.4%, compared to 21.6% for the three months ended March 31, 2025. The Company’s effective income tax rates for the three months ended March 31, 2026 and 2025, respectively, fluctuated primarily due to the increased discrete tax impact relative to pre-tax book income related to a stock compensation shortfall.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended March 31, 2026 was mainly due to state and local taxes, and a shortfall tax expense related to stock compensation.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended March 31, 2025 was mainly due to state and local taxes, and a shortfall tax expense related to stock compensation.
14. Benefit Plans:
The following table presents the components of net periodic (benefit) expense for the Company-sponsored defined benefit pension plan, which cover certain employees and retirees located in the U.S.:
Defined Benefit Pension Plans

	Three months ended March 31,
	2026	2025
Interest cost	$789	$823
Expected return on plan assets	(842)	(809)
Settlement gain	(19)	—
Net periodic (benefit) expense	$(72)	$14

Net periodic (benefit) expense for the Company-sponsored postretirement benefit plan was immaterial for the three months ended March 31, 2026 and 2025. All components of net periodic (benefit) expense are presented within other expense, net in the Company’s condensed consolidated statements of income (loss).
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
16. Segment Information:
The segment information herein excludes the results of the divested Advanced Materials & Catalysts segment, which is reflected in discontinued operations as described in Note 3, for all periods presented.
The Company has one operating segment which represents one reportable segment under GAAP. The Company’s single reportable segment, Ecoservices, derives its revenue through the sale of virgin and regenerated sulfuric acid products and services.
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The Company’s CODM evaluates the segment operating results for performance assessment and resource allocation purposes based upon entity-wide sales and expense information reported in the condensed consolidated statements of income (loss). The primary measure of segment profit (loss) is net income (loss) from continuing operations as reported in the condensed consolidated statements of income (loss). Significant segment expense categories evaluated by the CODM include cost of goods sold, selling, general and administrative expenses, and the other line items reported in the condensed consolidated statements of income (loss). As the Company has a single reportable segment, assets are reported in the condensed consolidated balance sheets and capital expenditures are reported in the condensed consolidated statements of cash flows.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
17. Stock-Based Compensation:
The Company has an equity incentive plan under which it grants common stock awards to employees, directors and affiliates of the Company. At March 31, 2026, 7,046,759 shares of common stock were available for issuance under the plan. The Company settles these awards through the issuance of treasury shares under its equity incentive plan. The Company has granted RSAs, RSUs and PSUs as part of its equity incentive compensation program.
Modifications
The cumulative Adjusted EBITDA goals for the outstanding PSUs with performance periods from January 1, 2024 through December 31, 2026, and January 1, 2025 through December 31, 2027 included anticipated contributions from the Advanced Materials & Catalysts business and ceased to provide meaningful metrics on which the Company’s performance during the remainder of the performance periods could be assessed. During the three months ended March 31, 2026, the Compensation Committee of the Company’s Board (“Compensation Committee”) determined that the cumulative Adjusted EBITDA goals from January 1, 2026 onwards would be adjusted based on applying the original growth rates at threshold, target and maximum to the 2025 continuing operations Adjusted EBITDA. Actual performance will be similarly calculated following the conclusion of the three-year performance periods. No adjustments were made to the three-year relative total shareholder return (“TSR”) goals. The modifications resulted in incremental stock-based compensation expense during three months ended March 31, 2026 which was not material.
Restricted Stock Awards, Restricted Stock Units and Performance Stock Units
RSU
During the three months ended March 31, 2026, the Company granted 624,737 RSUs under its equity incentive plan. Each RSU provides the recipient with the right to receive a share of common stock subject to graded vesting terms based on service, which for the awards granted during the three months ended March 31, 2026, generally requires approximately one year of service for members of the Company’s Board and approximately three years of service for employees. The value of the RSUs granted during the three months ended March 31, 2026 was based on the average of the high and low trading prices of the Company’s common stock on the NYSE on the preceding trading day, in accordance with the Company’s policy for valuing such awards. Compensation expense related to the RSUs is recognized on a straight-line basis over the respective vesting period.
PSU
2026 Grants
During the three months ended March 31, 2026, the Company granted 351,870 PSUs (at target) under its equity incentive plan. The PSUs granted during the three months ended March 31, 2026 provide the recipients with the right to receive shares of common stock dependent on 50% of a Company-specific financial performance target and 50% on the relative increase in the TSR goal (“the Performance measures”). The Performance measures are measured independently of each other, but achievement of both metrics is measured on the same three-year performance period from January 1, 2026 through December 31, 2028 (“Performance period”). Depending on the Company’s performance relative to the Performance measures, each PSU award recipient is eligible to receive a percentage of the target number of shares granted to the recipient, ranging from zero to 200%. The PSUs, to the extent earned, will vest on the date the Compensation Committee certifies the achievement of the Performance measures for the Performance period, which will occur subsequent to the end of the Performance period and after the Company files its annual consolidated financial statements for the year ending December 31, 2028.
Achievement of the Company-specific financial performance target is measured based on the actual three-year cumulative results across the Performance period. The TSR goal is based on the Company’s actual TSR performance against companies in the S&P 1500 Specialty Chemicals Index over the Performance period. The TSR goal, which determines how much of the 50% of the PSUs granted during 2026 may be earned, is considered a market condition as opposed to a vesting condition. Because a market condition is not considered a vesting condition, it is reflected in the grant date fair value of the award and the associated compensation cost based on the fair value of the award is recognized over the Performance period, regardless of whether the Company actually achieves the market condition or the level of achievement, as long as service is provided by the recipient.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The Company used a Monte Carlo simulation to estimate the $15.61 weighted average fair value of the awards granted, subject to the TSR goal during the three months ended March 31, 2026, with the following weighted average assumptions:

Expected dividend yield	—%
Risk-free interest rate	3.57%
Expected volatility	40.00%
Expected term (in years)	2.90

2023 Grants
In March 2026, the Compensation Committee certified the achievement of the performance metrics for the three-year period ended December 31, 2025, related to the PSUs granted during the year ended December 31, 2023. The PSUs granted during the year ended December 31, 2023 provide the recipients with the right to receive shares of common stock dependent on the achievement of a TSR goal and are generally subject to the provision of service through the vesting date of the award. The TSR goal was based on the Company’s actual TSR percentage increase over the performance period. The awards vested during the three months ended March 31, 2026 with no percentage of the TSR goal earned.
Award Activity
The following table summarizes the activity for the Company’s RSUs and PSUs for the three months ended March 31, 2026:

	Restricted Stock Units		Performance Stock Units
	Number of units	Weighted average grant date fair value (per share)	Number of units		Weighted average grant date fair value (per share)
Nonvested as of December 31, 2025	1,464,131	$8.45	1,491,514	(1)	$10.86
Granted	624,737	$10.44	351,870		$12.96
Vested	(941,817)	$8.64	—		$—
Forfeited	(14,284)	$9.32	(596,308)		$12.49
Nonvested as of March 31, 2026	1,132,767	$9.38	1,247,076	(1)	$10.67

(1)Based on target.
During the three months ended March 31, 2026, the Company did not grant any RSAs. Cash proceeds received by the Company from the exercise of stock options were not material for the three months ended March 31, 2026.
Stock-Based Compensation Expense
For the three months ended March 31, 2026 and 2025, stock-based compensation expense for the Company included in continuing operations was $3,428 and $2,519, respectively. The associated income tax benefit based on the applicable statutory rate recognized in the condensed consolidated statements of income (loss) for the three months ended March 31, 2026 and 2025 was $937 and $632, respectively.
As of March 31, 2026, unrecognized compensation cost of $9,583 for RSUs and $7,718 for PSUs are considered probable of vesting and the weighted-average period over which these costs are expected to be recognized at March 31, 2026 was 1.89 years for the RSUs and 2.33 years for the PSUs.
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
The reconciliation from basic to diluted weighted average shares outstanding is as follows:

	Three months ended March 31,
	2026	2025
Weighted average shares outstanding – Basic	110,693,992	117,264,124
Dilutive effect of unvested common shares and RSUs with service conditions, PSUs considered probable of vesting and assumed stock option exercises and conversions	1,098,782	—
Weighted average shares outstanding – Diluted	111,792,774	117,264,124

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
The Company reported a net loss from continuing operations for the three months ended March 31, 2025, and therefore excluded the dilutive effect of 295,438 shares, which consisted of unvested common shares, RSUs with service conditions, PSUs considered probable of vesting and assumed stock option exercises and conversions from the computation of weighted average diluted shares outstanding.
Basic and diluted income per share are calculated as follows:

	Three months ended March 31,
	2026	2025
Numerator:
Net income (loss) from continuing operations	$5,746	$(8,134)
Net (loss) income from discontinued operations, net of tax	(1,432)	4,537
Net income (loss)	$4,314	$(3,597)

Denominator:
Weighted average shares outstanding – Basic	110,693,992	117,264,124
Weighted average shares outstanding – Diluted	111,792,774	117,264,124

Net income (loss) per share:
Basic income (loss) per share - continuing operations	$0.05	$(0.07)
Diluted income (loss) per share - continuing operations	$0.05	$(0.07)
Basic (loss) income per share - discontinued operations	$(0.01)	$0.04
Diluted (loss) income per share - discontinued operations	$(0.01)	$0.04
Basic income (loss) per share	$0.04	$(0.03)
Diluted income (loss) per share	$0.04	$(0.03)

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The table below presents the details of the Company’s weighted average equity-based awards outstanding during each respective period that were excluded from the calculation of diluted earnings per share:

	Three months ended March 31,
	2026	2025
Anti-dilutive RSUs and PSUs	222,852	1,365,654
Anti-dilutive stock options	367,100	367,100
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
19. Supplemental Cash Flow Information:
The following table presents supplemental cash flow information for the Company, which includes activity from both continuing and discontinued operations, except for operating leases which is continuing operations only:

	Three months ended March 31,
	2026	2025
Cash paid during the period for:
Income taxes, net of refunds	$(129)	$2,724
Interest(1)	4,884	12,301
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the period end	817	1,430
Non-cash financing activity:
Accrued excise tax on share repurchases (Note 6)	268	—
Right-of-use assets obtained in exchange for new lease liabilities (non-cash):
Operating leases	7,968	2,607

(1)Cash paid for interest is shown net of capitalized interest and includes the cash received or paid on the Company’s interest rate cap agreements designated as cash flow hedges for the periods presented (see Note 12 to these condensed consolidated financial statements for details).
20. Subsequent Events:
On May 1, 2026, the Company announced it signed a definitive agreement to acquire the Calabrian sulfur dioxide and sulfur derivatives business ("Calabrian") from INEOS Enterprises for a purchase price of $190,000 subject to customary closing conditions. The acquisition is expected to be financed through a combination of cash on hand and proceeds of new debt financing. Following closing, the acquisition is expected to expand the Company's existing product and service offering through further expansion into the sulfur dioxide, sodium bisulfite, sodium thiosulfate and sodium metabisulfite product groups. The Company expects the acquisition to close in the second quarter of 2026.
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
•our operations require us to comply with regulations of the U.S. government as well as the state and local governments where we operate;
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
•significant trade developments, including tariffs, could have an adverse effect on us or our customers; and
•other factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report on Form 10-K”).
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
Overview
We are a leading provider of virgin sulfuric acid and regenerated sulfuric acid products and services. We believe that our Ecoservices business contributes to improving the sustainability of the environment.
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
On December 31, 2025, the Company completed the sale of its Advanced Materials & Catalysts business. The results of operations, financial condition, and cash flows for the Advanced Materials & Catalysts are presented herein as discontinued operations. Except where noted, any tables, percentages or metrics included within this filing exclude the results of our Advanced Materials & Catalysts business. Refer to Note 3 to our condensed consolidated financial statements for additional information.
Stock Repurchase Program
On April 27, 2022, our Board of Directors (the “Board”) approved a stock repurchase program that authorized the Company to purchase up to $450.0 million of the Company’s common stock over the four-year period from the date of approval (the “Stock Repurchase Program”). On October 30, 2025, the Board amended the Stock Repurchase Program to remove the limitation that all repurchases must be made within the four-year period from the date of original approval. For the three months ended March 31, 2026, the Company repurchased 3,226,461 shares on the open market at an average price of $11.07 per share, for a total of $35.7 million excluding brokerage commissions and accrued excise tax. As of March 31, 2026, $146.5 million was available for share repurchases under the program.
The Company did not repurchase any of its common stock pursuant to the stock repurchase program during the three months ended March 31, 2025.
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
Key Performance Indicators
Adjusted EBITDA, Adjusted Net Income and Net Debt
Adjusted EBITDA, Adjusted Net Income and Net Debt are financial measures that are not prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and that we use to evaluate our operating performance, for business planning purposes and to measure our performance relative to that of our competitors. Adjusted EBITDA, Adjusted Net Income, and Net Debt are presented as key performance indicators as we believe these financial measures will enhance a prospective investor’s understanding of our results of operations and financial condition. EBITDA consists of net income (loss) from continuing operations before interest, taxes, depreciation and amortization. Adjusted EBITDA consists of EBITDA adjusted for (i) non-operating income or expense, and (ii) the impact of certain non-cash, nonrecurring or other items included in net income (loss) from continuing operations and EBITDA that we do not consider indicative of our ongoing operating performance. Adjusted Net Income consists of net income (loss) from continuing operations adjusted for (i) non-operating income or expense and (ii) the impact of certain non-cash, nonrecurring or other items included in net income (loss) from continuing operations that we do not consider indicative of our ongoing operating performance. Net Debt consists of total debt less cash and cash equivalents. We believe that these non-GAAP financial measures provide investors with useful financial metrics to assess our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business.
You should not consider Adjusted EBITDA, Adjusted Net Income, or Net Debt in isolation or as alternatives to the presentation of our financial results in accordance with GAAP. The presentation of Adjusted EBITDA, Adjusted Net Income and Net Debt financial measures may differ from similar measures reported by other companies and may not be comparable to other similarly titled measures. In evaluating Adjusted EBITDA and Adjusted Net Income, you should be aware that we are likely to incur expenses similar to those eliminated in this presentation in the future and that certain of these items could be considered recurring in nature. Our presentation of Adjusted EBITDA and Adjusted Net Income should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. Reconciliations of Adjusted EBITDA, Adjusted Net Income to GAAP net income (loss) from continuing operations and Net Debt to GAAP total debt are included in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for each of the respective periods.
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

Results of Operations
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Highlights
The following is a summary of our financial performance for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Sales
•Sales increased $71.9 million to $215.0 million. The increase in sales primarily reflects higher average selling prices from the pass-through effect of higher sulfur costs, favorable contractual pricing for regenerated sulfuric acid and higher sales volume of virgin and regenerated sulfuric acid, including the contribution from the acquired Waggaman, Louisiana location.
Gross Profit
•Gross profit increased $17.3 million to $36.4 million. The increase in gross profit was primarily due to higher sales volume and higher average selling prices, partially offset by higher manufacturing costs.
Operating Income (Loss)
•Operating income (loss) increased by $13.5 million to $12.5 million. The increase in operating income (loss) was due to a increase in gross profit, partially offset by higher selling, general and administrative expenses.
The following is our unaudited condensed consolidated statements of income (loss) and a summary of financial results for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,		Change
	2026	2025	$	%
	(in millions, except percentages)
Sales	$215.0	$143.1	$71.9	50.2%
Cost of goods sold	178.6	124.0	54.6	44.0%
Gross profit	36.4	19.1	17.3	90.6%
Gross profit margin	16.9%	13.3%
Selling, general and administrative expenses	19.1	16.5	2.6	15.8%
Other operating expense, net	4.8	3.6	1.2	33.3%
Operating income (loss)	12.5	(1.0)	13.5	1,350.0%
Operating income (loss) margin	5.8%	(0.7)%
Interest expense, net	3.2	8.3	(5.1)	(61.4)%
Debt modification and extinguishment costs	—	1.0	(1.0)	(100.0)%
Other expense, net	—	0.1	(0.1)	(100.0)%
Income (loss) before income taxes	9.3	(10.4)	19.7	189.4%
Provision (benefit) for income taxes	3.6	(2.3)	5.9	(256.5)%
Effective tax rate	38.4%	21.6%
Net income (loss) from continuing operations	5.7	(8.1)	13.8	170.4%
Net (loss) income from discontinued operations, net of tax	(1.4)	4.5	(5.9)	(131.1)%
Net income (loss)	$4.3	$(3.6)	$7.9	219.4%

Sales
Sales for the three months ended March 31, 2026 were $215.0 million, an increase of $71.9 million, or 50.2%, compared to sales of $143.1 million for the three months ended March 31, 2025. The increase in sales reflects higher average selling prices of $39.7 million, including the pass-through effect of higher sulfur costs of approximately $33 million, and higher sales volume of $32.2 million.
Average selling prices were higher primarily due to the pass-through effect of higher sulfur costs, higher virgin sulfuric acid pricing and favorable contract pricing for regenerated sulfuric acid. Sales volume increase was a result of the contribution of sales volume from the Waggaman, Louisiana location, higher virgin sulfuric acid demand and higher regeneration services driven by less customer down-time compared to the prior year.
Gross Profit
Gross profit for the three months ended March 31, 2026 was $36.4 million, an increase of $17.3 million, or 90.6%, compared to $19.1 million for the three months ended March 31, 2025. The increase in gross profit was primarily driven by higher sales volume of $14.6 million and higher average selling prices of $6.7 million, exclusive of the approximately $33 million of higher sulfur costs, partially offset by higher manufacturing costs of $4.0 million, exclusive of the pass-through of sulfur costs. The cost of sulfur is generally passed-through to customers at the same rate as incurred resulting in no net impact to gross profit.
Higher manufacturing costs were driven by additional fixed costs from the Waggaman, Louisiana location, higher total turnaround costs of approximately $2 million, general inflation and higher transportation costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2026 were $19.1 million, an increase of $2.6 million, compared to $16.5 million for the three months ended March 31, 2025. The increase in selling, general and administrative expenses was mainly driven by an increase in stock compensation of $0.9 million, other compensation-related expenses of $1.2 million and other expenses of $0.5 million.
Other Operating Expense, Net
Other operating expense, net for the three months ended March 31, 2026 was $4.8 million, an increase of $1.2 million, compared to $3.6 million for the three months ended March 31, 2025. The increase in other operating expense, net was mainly driven by an increase in transaction costs of $0.4 million and an increase in other costs of $0.8 million primarily related to integration, restructuring and legal charges.
Interest Expense, Net
Interest expense, net for the three months ended March 31, 2026 was $3.2 million, a decrease of $5.1 million, as compared to $8.3 million for the three months ended March 31, 2025. The decrease in interest expense, net was primarily due to the year over year lower outstanding debt during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.
Debt Modification and Extinguishment Costs
There were no debt modification and extinguishment costs for the three months ended March 31, 2026, compared to $1.0 million for the three months ended March 31, 2025.
On January 30, 2025, we amended our existing senior secured term loan facility to reduce the applicable interest rates. We evaluated the terms of the amendment in accordance with ASC 470-50 Debt - Modification and Extinguishment and determined that the amendment was a modification of debt. As a result, we recorded $1.0 million of third-party financing fees within debt modification and extinguishment costs in the condensed consolidated statements of income (loss) during the three months ended March 31, 2025.
Other Expense, Net
There was no other expense, net for the three months ended March 31, 2026, compared to $0.1 million of other expense, net for the three months ended March 31, 2025.
Provision (Benefit) For Income Taxes
The provision for income taxes for the three months ended March 31, 2026 was $3.6 million, compared to a benefit for income taxes of $2.3 million for the three months ended March 31, 2025. The effective income tax rate for the three months ended March 31, 2026 was 38.4%, compared to 21.6% for the three months ended March 31, 2025.
Our effective income tax rate for the three months ended March 31, 2026 and 2025, respectively, fluctuated primarily due to the increased discrete tax impact relative to pre-tax book income related to a stock compensation shortfall.

The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three months ended March 31, 2026 was mainly due to state and local taxes and a shortfall tax expense related to stock compensation impacting the effective income tax rate by 13%.
Net Income (Loss) From Continuing Operations
For the foregoing reasons, net income from continuing operations was $5.7 million for the three months ended March 31, 2026, compared to net loss from continuing operations of $8.1 million for the three months ended March 31, 2025.
Adjusted EBITDA
Adjusted EBITDA for the three months ended March 31, 2026 was $39.8 million, an increase of $18.5 million, or 86.9%, compared to $21.3 million for the three months ended March 31, 2025.
The increase in Adjusted EBITDA was driven by higher sales volume of virgin and regenerated sulfuric acid driven by higher demand, less customer down-time, and contribution from the Waggaman, Louisiana location. In addition, higher virgin sulfuric acid pricing and favorable contractual pricing for regenerated sulfuric acid contributed to the increase. This was partially offset by higher manufacturing costs driven by higher turnaround costs, along with general inflation and higher transportation costs.
A reconciliation of net income (loss) from continuing operations to Adjusted EBITDA is as follows:

	Three months ended March 31,
	2026	2025
	(in millions)
Reconciliation of net income (loss) from continuing operations to Adjusted EBITDA
Net income (loss) from continuing operations	$5.7	$(8.1)
Provision (benefit) for income taxes	3.6	(2.3)
Interest expense, net	3.2	8.3
Depreciation and amortization	20.5	18.3
EBITDA	33.0	16.2
Debt modification and extinguishment costs	—	1.0
Net loss on asset disposals(a)	0.4	0.2
Transaction and other related costs(b)	1.2	0.8
Equity-based compensation	3.4	2.5
Restructuring, integration and business optimization expenses(c)	0.8	0.1
Other(d)	1.0	0.5
Adjusted EBITDA(1)	$39.8	$21.3

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
(1)We define Adjusted EBITDA as EBITDA adjusted for certain items as noted in the reconciliation above. Adjusted EBITDA does not represent cash flow for periods presented and should not be considered as an alternative to net income (loss) from continuing operations as an indicator of our operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBITDA may not be comparable with EBITDA or Adjusted EBITDA as defined by other companies.

Adjusted Net Income
Summarized Adjusted Net Income information is shown below in the following table:

	Three months ended March 31,
	2026			2025
	Pre-tax amount	Tax expense (benefit)	After-tax amount	Pre-tax amount	Tax expense (benefit)	After-tax amount
	(in millions)
Reconciliation of net income (loss) from continuing operations to Adjusted Net Income (1)(2)
Net income (loss) from continuing operations	$9.3	$3.6	$5.7	$(10.4)	$(2.3)	$(8.1)
Debt modification and extinguishment costs	—	—	—	1.0	0.2	0.8
Net loss on asset disposals(a)	0.4	0.1	0.3	0.2	0.1	0.1
Transaction and other related costs(b)	1.2	0.3	0.9	0.8	0.2	0.6
Equity-based compensation	3.4	(0.5)	3.9	2.5	0.3	2.2
Restructuring, integration and business optimization expenses(c)	0.8	0.2	0.6	0.1	—	0.1
Other(d)	1.0	0.2	0.8	0.5	0.1	0.4
Adjusted Net Income	$16.1	$3.9	$12.2	$(5.3)	$(1.4)	$(3.9)

(1)We define Adjusted Net Income as net income (loss) from continuing operations adjusted for non-operating income or expense and the impact of certain non-cash or other items that are included in net income (loss) from continuing operations that we do not consider indicative of our ongoing operating performance. Adjusted Net Income is presented as a key performance indicator as we believe it will enhance a prospective investor’s understanding of our results of operations and financial condition. Adjusted Net Income may not be comparable with net income (loss) from continuing operations or Adjusted Net Income as defined by other companies.
(2)Refer to the Adjusted EBITDA notes above for more information with respect to each adjustment.
The adjustments to net income (loss) from continuing operations are shown net of applicable tax rates of 25.4% and 25.0% for the three months ended March 31, 2026 and 2025, respectively, except for equity-based compensation. The tax effect on equity-based compensation is derived by removing the tax effect of any equity-based compensation expense disallowed as a result of its inclusion within Section 162(m) of the Internal Revenue Code of 1986 (as amended) and adjusting for the tax effect of the equity-based stock compensation net windfall or shortfall which is recorded as a discrete item.

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
We believe that our existing cash and cash equivalents and cash flows from operations, combined with availability under our ABL Facility, will be sufficient to meet our presently anticipated future cash needs for at least the next twelve months. We may also pursue strategic acquisition or divestiture opportunities, which may impact our future cash requirements. We may, from time to time, increase borrowings under our ABL Facility to meet our future cash needs. As of March 31, 2026, we had cash and cash equivalents of $162.6 million and availability of $74.3 million under our ABL Facility, after giving effect to $2.2 million of outstanding letters of credit, for a total available liquidity of $236.9 million. We did not have any revolving credit facility borrowings as of March 31, 2026. As of March 31, 2026, we were in compliance with all covenants under our debt agreements.
Our ABL Facility has one financial covenant with one ratio to maintain. The ratio compares the total ABL availability against a threshold: the greater of 10% of the line cap (which is defined as the lesser of our revolving loan commitments and the value of our assets) or $10.0 million. The greater of this threshold could not be greater than the total availability of the ABL Facility. As of March 31, 2026, we were in compliance with the financial covenant under the ABL Facility.
The 2025 Term Loan Facility and the ABL Facility contain various restrictive covenants. Each limits the ability of the Company and its restricted subsidiaries to incur certain indebtedness or liens, merge, consolidate or liquidate, dispose of certain property, make investments or declare or pay dividends, make optional payments, modify certain debt instruments, enter into certain transactions with affiliates, enter into certain sales and leasebacks and certain other non-financial restrictive covenants. During such time, the Company is required to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0. The Company was in compliance with all debt covenants under the 2025 Term Loan Facility and the ABL Facility as of March 31, 2026.
We have no cash and cash equivalents held in foreign jurisdictions as of March 31, 2026.
Our liquidity requirements include interest payments related to our debt structure. As reported, our cash interest paid for the three months ended March 31, 2026 and 2025 was approximately $4.9 million and $12.3 million, respectively. Before any impact of hedges, a one percent change in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $4.0 million on interest expense.
We hedge the interest rate fluctuations on debt obligations through interest rate cap agreements. For more information about our interest rate cap agreements, refer to Note 12 — Financial Instruments of our condensed consolidated financial statements included in Part 1, Item 1 — Financial Statements (Unaudited).
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements include $2.2 million of outstanding letters of credit on our ABL Facility as of March 31, 2026.

Cash Flow

	Three months ended March 31,
	2026	2025
	(in millions)
Continuing Operations
Net cash provided by (used in):
Operating activities	$19.6	$6.7
Investing activities	(14.1)	(17.1)
Financing activities	(37.4)	(3.7)
Discontinued Operations
Net cash provided by (used in):
Operating activities	(2.7)	3.6
Investing activities	—	(7.2)
Financing activities	—	(0.8)
Net change in cash and cash equivalents	(34.6)	(18.5)
Cash and cash equivalents at beginning of period	197.2	146.0
Cash and cash equivalents at end of period	162.6	127.5
Less: cash, cash equivalents, and restricted cash of discontinued operations	—	(11.5)
Cash, cash equivalents and restricted cash at end of period of continuing operations	$162.6	$116.0
The following discussions related to our cash flows are presented on a continuing operations basis, which excludes the cash flows from our Advanced Materials & Catalysts businesses accounted for as discontinued operations.
Net cash provided by operating activities was $19.6 million for the three months ended March 31, 2026, compared to $6.7 million for the three months ended March 31, 2025. Cash generated by operating activities, other than changes in working capital, was higher by $14.7 million during the three months ended March 31, 2026, as compared to the same period in the prior year primarily due to higher earnings exclusive of non-cash expenses. The decrease in cash from working capital during the three months ended March 31, 2026 of $1.6 million was unfavorable compared to the three months ended March 31, 2025 primarily due to unfavorable changes in receivables and inventories, partially offset by favorable changes in accounts payable and accrued liabilities.
The unfavorable change in inventory was primarily due to the effect of higher sulfur costs and timing of sales orders and inventory usage. The unfavorable change in receivables was driven by higher sulfur cost pass through and the timing of collection of sales. The favorable change in accounts payable was due to the timing of vendor payments. The favorable change in accrued liabilities mainly relates to the timing of payments for interest and other expenses.
Net cash used in investing activities was $14.1 million for the three months ended March 31, 2026, compared to $17.1 million during the same period in 2025. Net cash used in investing activities consisted of $14.1 million and $17.1 million to fund capital expenditures during the three months ended March 31, 2026 and 2025, respectively.
Net cash used in financing activities was $37.4 million for the three months ended March 31, 2026, compared to $3.7 million during the same period in 2025. The unfavorable change in net cash used in financing activities was primarily driven by higher repurchases of the Company’s common stock during the three months ended March 31, 2026, partially offset by lower debt principal payments during the three months ended March 31, 2026

Debt

	March 31, 2026	December 31, 2025
	(in millions)
2025 Term Loan Facility	$397.1	$397.1
ABL Facility	—	—
Total debt	397.1	397.1
Original issue discount	(2.8)	(2.9)
Deferred financing costs	(1.5)	(1.6)
Total long-term debt, net of original issue discount and deferred financing costs	$392.8	$392.6

As of March 31, 2026, our total debt was $397.1 million, excluding the original issue discount of $2.8 million and deferred financing costs of $1.5 million for our senior secured credit facilities. Our net debt as of March 31, 2026 was $234.5 million, which reflects our total debt of $397.1 million less cash and cash equivalents of $162.6 million. We may seek, subject to market conditions and other factors, opportunities to repurchase, refinance or otherwise reprice our debt.
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

	Three months ended March 31,
	2026	2025
	(in millions)
Maintenance capital expenditures	$12.3	$15.4
Growth capital expenditures	2.0	1.2
Total capital expenditures	$14.3	$16.6

Capital expenditures remained at a level sufficient for required maintenance and certain expansion growth initiatives during these periods. Maintenance capital expenditures were lower in the three months ended March 31, 2026, compared to the three months ended March 31, 2025 due to timing of capital projects in 2025.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our major market risk exposure is potential losses arising from changing rates and prices regarding interest rate risk and credit risk. The audit committee of our Board regularly reviews interest rate activity and monitors compliance with our hedging policy. We do not use financial instruments for speculative purposes, and we limit our hedging activity to the underlying economic exposure.
There have been no material changes in the interest rate risk or credit risk discussed in Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” included in our Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.
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
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2026 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table contains information about purchases of our common stock, excluding excise tax, during the first quarter of 2026:

	Total number of shares of common stock purchased(1)		Average price paid per share of common stock(2)	Total number of shares of common stock purchased as part of publicly announced plan or programs	Maximum number (or dollar value) of shares of common stock that may yet be purchased under the plans or programs (in thousands)(1)
January 1, 2026—January 31, 2026	1,311,875	(3)	$10.58	1,237,739	$169,094
February 1, 2026—February 28, 2026	1,147,922	(3)	$11.29	1,100,450	$156,627
March 1, 2026—March 31, 2026	888,272		$11.42	888,272	$146,486
Total	3,348,069

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
During the three months ended March 31, 2026, the Company purchased 3,226,461 shares of its common stock on the open market pursuant to the stock repurchase program, for a total cost of $35.7 million. As of March 31, 2026, $146.5 million was available for share repurchases under the program.
(2)Excludes brokerage commissions and other costs of execution.
(3)Includes shares of common stock delivered to the Company by employees to satisfy income tax withholding obligations of the employees in connection with the vesting of restricted stock units.

ITEM 5.    OTHER INFORMATION.
Trading Arrangements
During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

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
101
The following materials from the Quarterly Report on Form 10-Q of Ecovyst Inc. for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income (Loss), (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags

104	The cover page from the Quarterly Report on Form 10-Q of Ecovyst Inc. for the quarter ended March 31, 2026, formatted in Inline XBRL and included as Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecovyst Inc.

Date:	May 5, 2026	By:	/s/ MICHAEL FEEHAN
Michael Feehan
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)