Form 10-Q
period 2026-06-30
Ecovyst Inc.
filed 2026-08-06
CIK 1708035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of July 31, 2026 was 109,468,398.

Ecovyst Inc.

INDEX—FORM 10-Q
June 30, 2026

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Sales	$249,962	$176,065	$464,914	$319,175
Cost of goods sold	200,115	135,904	378,653	259,916
Gross profit	49,847	40,161	86,261	59,259
Selling, general and administrative expenses	17,353	17,610	36,479	34,110
Other operating expense, net	13,133	6,771	17,883	10,350
Operating income	19,361	15,780	31,899	14,799
Interest expense, net	3,463	8,459	6,635	16,812
Debt modification and extinguishment costs	978	—	978	960
Other expense, net	30	282	60	360
Income (loss) from continuing operations before income taxes	14,890	7,039	24,226	(3,333)
Provision (benefit) for income taxes	4,193	2,017	7,783	(221)
Net income (loss) from continuing operations	10,697	5,022	16,443	(3,112)
Net (loss) income from discontinued operations, net of tax	(2,832)	964	(4,264)	5,501
Net income	$7,865	$5,986	$12,179	$2,389

Net income per share:
Basic income (loss) per share - continuing operations	$0.10	$0.04	$0.15	$(0.03)
Diluted income (loss) per share - continuing operations	$0.10	$0.04	$0.15	$(0.03)
Basic (loss) income per share - discontinued operations	$(0.03)	$0.01	$(0.04)	$0.05
Diluted (loss) income per share - discontinued operations	$(0.03)	$0.01	$(0.04)	$0.05
Basic income per share	$0.07	$0.05	$0.11	$0.02
Diluted income per share	$0.07	$0.05	$0.11	$0.02

Weighted average shares outstanding:
Basic	109,456,944	116,232,528	110,072,051	116,745,476
Diluted	110,839,894	116,535,060	111,312,917	116,745,476
See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$7,865	$5,986	$12,179	$2,389
Other comprehensive income, net of tax:
Pension and postretirement benefits	350	171	246	170
Net gain (loss) from hedging activities	963	(2,410)	1,981	(6,714)
Foreign currency translation	—	8,582	—	13,113
Total other comprehensive income	1,313	6,343	2,227	6,569
Comprehensive income	$9,178	$12,329	$14,406	$8,958

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$87,763	$197,193
Accounts receivable, net	112,942	85,313
Inventories, net	40,021	26,803
Derivative assets	1,907	1,312
Prepaid and other current assets	18,726	8,736
Total current assets	261,359	319,357
Property, plant and equipment, net	533,982	481,159
Goodwill	398,268	326,744
Other intangible assets, net	135,512	59,288
Right-of-use lease assets	53,123	37,935
Other long-term assets	38,465	36,495
Total assets	$1,420,709	$1,260,978
LIABILITIES
Accounts payable	$74,048	$48,048
Operating lease liabilities—current	13,230	9,495
Accrued liabilities	66,335	63,272
Total current liabilities	153,613	120,815
Long-term debt	492,952	392,581
Deferred income taxes	146,013	113,288
Operating lease liabilities—noncurrent	40,164	28,666
Other long-term liabilities	1,019	2,188
Total liabilities	833,761	657,538
Commitments and contingencies (Note 15)
EQUITY
Common stock ($0.01 par); authorized shares 450,000,000; issued shares 140,872,846 and 140,872,846 on June 30, 2026 and December 31, 2025, respectively; outstanding shares 109,468,398 and 111,805,102 on June 30, 2026 and December 31, 2025, respectively	1,409	1,409
Preferred stock ($0.01 par); authorized shares 50,000,000; no shares issued or outstanding on June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	1,105,788	1,108,525
Accumulated deficit	(236,455)	(248,634)
Treasury stock, at cost; shares 31,404,448 and 29,067,744 on June 30, 2026 and December 31, 2025, respectively	(289,292)	(261,131)
Accumulated other comprehensive income	5,498	3,271
Total equity	586,948	603,440
Total liabilities and equity	$1,420,709	$1,260,978

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock, at cost	Accumulated other comprehensive income	Total
Balance, December 31, 2025	$1,409	$1,108,525	$(248,634)	$(261,131)	$3,271	$603,440
Net income	—	—	4,314	—	—	4,314
Other comprehensive income	—	—	—	—	914	914
Repurchases of common shares	—	—	—	(35,786)	—	(35,786)
Excise tax on repurchases of common shares	—	—	—	(268)	—	(268)
Tax withholdings on equity award vesting	—	—	—	(1,253)	—	(1,253)
Stock compensation expense	—	3,658	—	—	—	3,658
Shares issued under equity incentive plan, net of forfeitures	—	(8,811)	—	8,977	—	166
Balance, March 31, 2026	$1,409	$1,103,372	$(244,320)	$(289,461)	$4,185	$575,185
Net income	—	—	7,865	—	—	7,865
Other comprehensive income	—	—	—	—	1,313	1,313
Excise tax on repurchases of common shares	—	—	—	3	—	3
Stock compensation expense	—	2,535	—	—	—	2,535
Shares issued under equity incentive plan, net of forfeitures	—	(119)	—	166	—	47
Balance, June 30, 2026	$1,409	$1,105,788	$(236,455)	$(289,292)	$5,498	$586,948

	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock, at cost	Accumulated other comprehensive loss	Total
Balance, December 31, 2024	$1,409	$1,106,792	$(177,508)	$(222,826)	$(7,407)	$700,460
Net loss	—	—	(3,597)	—	—	(3,597)
Other comprehensive income	—	—	—	—	226	226
Tax withholdings on equity award vesting	—	—	—	(1,477)	—	(1,477)
Stock compensation expense	—	3,072	—	—	—	3,072
Shares issued under equity incentive plan, net of forfeitures	—	(9,519)	—	9,519	—	—
Balance, March 31, 2025	$1,409	$1,100,345	$(181,105)	$(214,784)	$(7,181)	$698,684
Net income	—	—	5,986	—	—	5,986
Other comprehensive income	—	—	—	—	6,343	6,343
Repurchases of common shares	—	—	—	(21,917)	—	(21,917)
Excise tax on repurchases of common shares	—	—	—	(151)	—	(151)
Stock compensation expense	—	3,395	—	—	—	3,395
Shares issued under equity incentive plan, net of forfeitures	—	(212)	—	259	—	47
Balance, June 30, 2025	$1,409	$1,103,528	$(175,119)	$(236,593)	$(838)	$692,387

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$12,179	$2,389
Net loss (income) from discontinued operations	4,264	(5,501)
Net income (loss) from continuing operations	16,443	(3,112)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,733	32,005
Amortization	5,376	5,343
Amortization of deferred financing costs and original issue discount	370	589
Deferred income tax provision	2,623	1,749
Net loss on asset disposals	2,625	417
Stock compensation	5,931	5,280
Other, net	(3,180)	(626)
Working capital changes that provided (used) cash:
Receivables	(13,642)	(19,329)
Inventories	(10,693)	395
Prepaids and other current assets	(3,238)	(1,121)
Accounts payable	20,001	8,810
Accrued liabilities	(2,171)	(5,112)
Net cash provided by operating activities, continuing operations	55,178	25,288
Net cash (used in) provided by operating activities, discontinued operations	(3,891)	18,005
Net cash provided by operating activities	51,287	43,293

Cash flows from investing activities:
Purchases of property, plant and equipment	(44,805)	(39,126)
Business combinations	(178,533)	(41,315)
Net cash used in investing activities, continuing operations	(223,338)	(80,441)
Net cash used in investing activities, discontinued operations	—	(10,399)
Net cash used in investing activities	(223,338)	(90,840)

	Six months ended June 30,
	2026	2025
Cash flows from financing activities:
Issuance of long-term debt, net of original issue discount and financing fees	100,000	870,817
Repayments of long-term debt	—	(875,183)
Repurchases of common shares	(36,339)	(21,917)
Tax withholdings on equity award vesting	(1,253)	(1,477)
Other, net	213	26
Net cash provided by (used in) financing activities, continuing operations	62,621	(27,734)
Net cash used in financing activities, discontinued operations	—	(1,651)
Net cash provided by (used in) financing activities	62,621	(29,385)

Effect of exchange rate changes on cash and cash equivalents	—	516
Net change in cash and cash equivalents	(109,430)	(76,416)
Cash and cash equivalents at beginning of period	197,193	146,013
Cash and cash equivalents at end of period	$87,763	$69,597
Less: cash, cash equivalents, and restricted cash of discontinued operations	—	(14,381)
Cash, cash equivalents and restricted cash at end of period of continuing operations	$87,763	$55,216

For supplemental cash flow disclosures, see Note 19.
See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)

1. Background and Basis of Presentation:
Description of Business
Ecovyst Inc. and subsidiaries (the “Company” or “Ecovyst”) is a leading provider of regenerated sulfuric acid, virgin sulfuric acid, and sulfur dioxide and related derivatives, which the Company believes are essential to its customers’ operations and processes. The Company supports customers through its strategically located network of manufacturing facilities. The Company believes that its products and services contribute to improving the sustainability of the environment.
The Company has a uniquely positioned specialty business which provides regenerated sulfuric acid to the North American refining industry for the production of alkylate and provides high quality and high strength virgin sulfuric acid for industrial and mining applications. Ecovyst also provides chemical waste handling and treatment services, as well as ex-situ catalyst activation services for the refining and petrochemical industry. As a result of the recent June 30, 2026 acquisition of the Calabrian sulfur dioxide and sulfur derivatives business, the Company further expanded its product offering into sulfur dioxide, sodium bisulfite, sodium thiosulfate and sodium metabisulfite products for mining, water treatment, energy and other specialty applications, including food and pharmaceuticals (see Note 8 for more information on this transaction).
The Company’s regenerated sulfuric acid product typically experiences seasonal fluctuations as a result of higher demand for gasoline products in the summer months and lower demand in the winter months. These demand fluctuations result in higher sales and working capital requirements in the second and third quarters.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
In May 2026, FASB issued guidance which establishes accounting requirements for environmental credit assets and environmental credit obligations. The new guidance introduces a comprehensive model that establishes recognition, measurement, presentation, and disclosure requirements for environmental credits and, when applicable, compliance obligations that may be settled by using environmental credits. The new guidance is effective for fiscal years beginning after December 15, 2027 and interim periods within, with early adoption permitted. The requirements must be applied retrospectively. The disclosure will be implemented as required for the fiscal year beginning January 1, 2028. The Company is currently evaluating the impact of this guidance.
3. Divestiture:
Advanced Materials & Catalysts Divestiture
On September 10, 2025, the Company entered into a definitive agreement to sell its Advanced Materials & Catalysts business, which includes the Zeolyst Joint Venture, to Technip Energies N.V. (the “Buyer”) for a purchase price of $556,000 subject to certain adjustments including indebtedness, cash, working capital and transaction expenses, as set forth in the definitive agreement (the “Advanced Materials & Catalysts Sale”). The Company completed the Advanced Materials & Catalysts Sale effective on December 31, 2025. During the year ended December 31, 2025, the net cash proceeds to the Company from the sale were $568,427 after certain customary adjustments for indebtedness, working capital and cash at the closing of the transaction. In accordance with the Company’s agreement with the Buyer regarding the determination of the final purchase price, a $3,750 post-closing purchase price adjustment has been recorded for the three months ended June 30, 2026, and is included in accrued liabilities in the condensed consolidated balance sheets, which reflects an adjusted purchase price of $559,596.
The following table summarizes the results of discontinued operations related to the Advanced Materials & Catalysts business for the three and six months ended June 30, 2025:

	Three months ended June 30, 2025	Six months ended June 30, 2025
Sales	$24,063	$43,151
Cost of goods sold	14,501	27,072
Gross profit	9,562	16,079
Selling, general and administrative expenses	5,051	9,896
Other operating expense, net	2,480	4,081
Operating income	2,031	2,102
Equity in net (income) from affiliated companies	(1,928)	(10,844)
Interest expense, net (1)	2,658	5,316
Other expense, net	290	395
Income from discontinued operations before income taxes	1,011	7,235
Provision for income taxes	47	1,734
Income from discontinued operations, net of tax	$964	$5,501

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
During the three months ended June 30, 2026, the Company incurred a net loss from discontinued operations, net of tax of $2,832, primarily driven by the $3,750 post-closing purchase price adjustment.
During the six months ended June 30, 2026, the Company incurred a net loss from discontinued operations, net of tax of $4,264, primarily driven by transaction costs of $1,087 and the $3,750 post-closing purchase price adjustment.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Upon the close of the transaction, the Company entered into a transition services agreement with the Buyer pursuant to which the buyer is receiving certain services to provide for the orderly transition of various functions and processes after the closing of the transaction. The services under the transition services agreement include information technology, accounting, tax, financial services, human resources and other administrative support services. These services are being provided at cost for a period of 10 months, with the ability to extend the initial term up to two extensions, the first of which shall not exceed two months and the second shall not exceed one month. The Company invoiced $747 and $1,514 pursuant to the transition services agreement to the Buyer during the three and six months ended June 30, 2026, respectively.
The disposal group included the Company’s investment in an affiliated company, which was historically accounted for under the equity method. The following table provides summarized financial information of the combined investments in affiliated companies that were included within the divested business unit:

	Three months ended June 30, 2025	Six months ended June 30, 2025
Sales	$68,579	$158,109
Gross profit	13,522	41,952
Operating income	4,044	22,250
Net income	5,076	23,727
Certain administrative services are provided to the affiliated company by the Company. The Company charged $576 and $1,152 for the three and six months ended June 30, 2025, respectively, which were included in selling, general and administrative expenses in the condensed consolidated statements of income.
4. Revenue from Contracts with Customers:
Disaggregated Revenue
The Company’s primary means of disaggregating revenue is by key products and services, which are described in the table below.

Key Products and Services	Detailed Products and End Uses
Regenerated sulfuric acid and treatment services	• Regenerated sulfuric acid for alkylate production in refining
• Hazardous waste treatment services
Virgin sulfuric acid	• Virgin sulfuric acid for mining
• Virgin sulfuric acid derivatives for industrial production
• Virgin sulfuric acid derivatives for nylon production
Catalyst activation and sulfur dioxide & derivatives	• Catalyst and absorbent activation used in refining, petrochemical and environmental processes
• Sodium metabisulfite for water treatment, mining and food preservatives
• Aluminum sulfate and ammonium bisulfite

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following table disaggregates the Company’s sales by key products and services, for the three and six months ended June 30, 2026 and 2025, respectively:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Regenerated sulfuric acid and treatment services(1)	$103,081	$92,788	$196,880	$172,035
Virgin sulfuric acid	137,527	74,331	250,487	130,211
Catalyst activation and sulfur dioxide & derivatives	9,354	8,946	17,547	16,929
Total sales	$249,962	$176,065	$464,914	$319,175

(1)As described in Note 1 to these condensed consolidated financial statements, the Company experiences seasonal fluctuations in sales of its regenerated sulfuric acid product.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Fair value on a recurring basis
The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 12)	$3,388	$—	$3,388	$—
Derivative liabilities:
Interest rate caps (Note 12)	$96	$—	$96	$—

	December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 12)	$1,312	$—	$1,312	$—
Derivative liabilities:
Interest rate caps (Note 12)	$1,237	$—	$1,237	$—
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
As of June 30, 2026, the Company had interest rate caps that were fair valued using Level 2 inputs. In addition, the Company applies a credit valuation adjustment to reflect credit risk which is calculated based on credit default swaps. To the extent that the Company’s net exposure under a specific master agreement is an asset, the Company utilizes the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company utilizes a default swap rate comparable to Ecovyst. The credit valuation adjustment is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the Company’s liabilities or that a market participant would be willing to pay for the Company’s assets.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
6. Stockholders' Equity:
Accumulated Other Comprehensive Income (Loss)
The following tables present the tax effects of each component of other comprehensive income for the three and six months ended June 30, 2026 and 2025, respectively:

	Three months ended June 30,
	2026			2025
	Pre-tax amount	Tax benefit/(expense)	After-tax amount	Pre-tax amount	Tax benefit/(expense)	After-tax amount
Net gain from defined benefit and postretirement plans	$466	$(116)	$350	$226	$(55)	$171
Net gain (loss) from hedging activities	1,284	(321)	963	(3,214)	804	(2,410)
Foreign currency translation	—	—	—	8,582	—	8,582
Other comprehensive income	$1,750	$(437)	$1,313	$5,594	$749	$6,343

	Six months ended June 30,
	2026			2025
	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount
Net gain from defined benefit and postretirement plans	$328	$(82)	$246	$225	$(55)	$170
Net gain (loss) from hedging activities	2,641	(660)	1,981	(8,952)	2,238	(6,714)
Foreign currency translation	—	—	—	13,113	—	13,113
Other comprehensive income	$2,969	$(742)	$2,227	$4,386	$2,183	$6,569

The following tables present the changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax, by component for the six months ended June 30, 2026 and 2025, respectively:

	Defined benefit and other postretirement plans	Net gain (loss) from hedging activities	Foreign currency translation	Total
December 31, 2025	$2,450	$821	$—	$3,271
Other comprehensive income before reclassifications	268	2,487	—	2,755
Amounts reclassified from AOCI(1)	(22)	(506)	—	(528)
Net current period other comprehensive income	246	1,981	—	2,227
June 30, 2026	$2,696	$2,802	$—	$5,498

December 31, 2024	$1,467	$9,902	$(18,776)	$(7,407)
Other comprehensive income (loss) before reclassifications	172	(3,545)	13,113	9,740
Amounts reclassified from AOCI(1)	(2)	(3,169)	—	(3,171)
Net current period other comprehensive income (loss)	170	(6,714)	13,113	6,569
June 30, 2025	$1,637	$3,188	$(5,663)	$(838)

(1)See the following table for details about these reclassifications. Amounts in parentheses indicate debits.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following table presents the reclassifications out of AOCI for the three and six months ended June 30, 2026 and 2025, respectively:

Details about AOCI Components	Amounts reclassified from AOCI(1)				Affected line item where income is presented
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Amortization of defined benefit and other postretirement items:
Net loss	$10	$2	$30	$3	Other expense, net(2)
Tax benefit	(3)	(1)	(8)	(1)	Provision (benefit) for income taxes
Net of tax	$7	$1	$22	$2

Gains and losses on cash flow hedges:
Interest rate caps	$302	$2,085	$675	$4,225	Interest expense
Tax benefit	(76)	(521)	(169)	(1,056)	Provision (benefit) for income taxes
Net of tax	$226	$1,564	$506	$3,169

Total reclassifications for the period, net of tax	$233	$1,565	$528	$3,171

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
During the six months ended June 30, 2026, the Company repurchased 3,226,461 shares on the open market at an average price of $11.07 per share, for a total of $35,721, excluding brokerage commissions and accrued excise tax. During the six months ended June 30, 2026, the Company accrued $265 of excise tax related to these repurchases, net of shares issued under the Company’s equity incentive program (see Note 17 to these condensed consolidated financial statements). As of June 30, 2026, $146,486 was available for share repurchases under the program.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Tax Withholdings on Equity Award Vesting
In connection with the vesting of restricted stock awards (“RSA” or “RSAs”), restricted stock units (“RSU” or “RSUs”) and performance stock units (“PSU” or “PSUs”), shares of common stock may be delivered to the Company by employees to satisfy withholding tax obligations at the instruction of the employee award holders. These transactions, when they occur, are accounted for as stock repurchases by the Company, with the shares returned to treasury stock at a cost representing the payment by the Company of the tax obligations on behalf of the employees in lieu of shares for the vesting event. There were 121,608 and 189,446 shares delivered to the Company to cover tax payments for the six months ended June 30, 2026 and 2025, respectively, and the fair value of those shares withheld were $1,253 and $1,477 for the six months ended June 30, 2026 and 2025, respectively.
7. Goodwill:
The change in the carrying amount of goodwill for the six months ended June 30, 2026 is summarized as follows:

Balance as of December 31, 2025	$326,744
Goodwill recognized (Note 8)	71,524
Balance as of June 30, 2026	$398,268

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
During the six months ended June 30, 2026, the Company did not identify any events or circumstances that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying value.
8. Acquisitions:
Calabrian
On June 30, 2026 (the “Closing Date”), the Company completed its acquisition of the Calabrian sulfur dioxide and sulfur derivatives business ("Calabrian") from INEOS Calabrian Holdings Limited and INEOS Calabrian Canada Holdings Limited (the “Sellers”) for a purchase price of $190,000 subject to certain adjustments including indebtedness, cash, and working capital, pursuant to the share purchase agreement (the “Calabrian Acquisition”). The Company paid $183,286 in cash after certain customary adjustments for indebtedness, working capital and $4,753 of cash acquired at the closing of the transaction. The Calabrian Acquisition will broaden the Company's existing product offering through further expansion into the sulfur dioxide, sodium bisulfite, sodium thiosulfate and sodium metabisulfite product groups for mining, water treatment, energy and other specialty applications, including food and pharmaceuticals.
The Calabrian Acquisition is a business combination, therefore the acquisition method was applied. Under the acquisition method, the purchase price was allocated to the identifiable net assets acquired based on the fair values of the identifiable net assets acquired as of the Closing Date. The excess of the purchase price over fair values of the identifiable net assets acquired was recorded to goodwill.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The table below presents the provisional fair values allocated to the net assets acquired. The purchase accounting and purchase price allocation for Calabrian are preliminary and the Company continues to refine the preliminary valuation of certain acquired net assets which could impact the amount of residual goodwill recorded. The Company intends to finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the date of the acquisition. Final determination of the fair values may result in further adjustments to the values presented in the following table:

Preliminary Purchase Price Allocation
Cash paid, net of cash acquired	$178,533

Recognized amounts of identifiable net assets acquired:
Accounts receivable	$13,997
Inventories	2,525
Property, plant and equipment	44,955
Right-of-use lease assets	8,287
Other intangible assets	81,600
Other long-term assets	107
Fair value of assets acquired	151,471
Accounts payable	5,516
Accrued liabilities	1,658
Operating lease liabilities—current	2,000
Deferred income taxes	28,911
Operating lease liabilities—noncurrent	6,377
Fair value of identifiable net assets acquired	107,009
Goodwill	71,524
Total purchase price allocated	$178,533

Adjustments to the preliminary amounts during the measurement period that result in changes to depreciation, amortization or other income effects will be recognized in the reporting period(s) in which the adjustments are determined.
In accordance with the requirements of the purchase method of accounting for acquisitions, accounts receivable, inventories and other working capital balances were recorded at fair market value. As of the Closing Date, the fair value of accounts receivable, inventories, and other working capital balances approximated historical cost. The gross contractual amount of accounts receivable at the Closing Date was $13,997, of which there was no amount deemed uncollectible.
Property, plant and equipment is mostly comprised of land, buildings, machinery and equipment (including furniture and fixtures) and construction in process. The preliminary estimated fair value of property, plant and equipment was primarily determined using a cost approach.
The fair value measurements of the identified intangible assets were based primarily on significant unobservable inputs and thus represent a Level 3 measurement as defined in ASC 820 - Fair Value Measurement. Definite-lived intangible assets consist primarily of developed technology and customer relationships. The acquired trade names are expected to have an indefinite useful life. The preliminary developed technology and trade names intangible assets’ fair values were determined utilizing the relief-from-royalty method. The preliminary customer relationships intangible assets' fair value was determined using the excess earnings method.
The goodwill recognized in the Calabrian Acquisition is primarily attributable to the acquisition of an assembled workforce and the significant synergies expected to arise from the integration of the operations of Calabrian into the Company’s operations. The goodwill was assigned to the Company’s single operating segment and is not deductible for tax purposes.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The valuation of intangibles assets acquired and the related weighted-average amortization period are as follows:

	Amount	Weighted-Average Expected Useful Life (in years)
Intangible assets subject to amortization:
Developed technology	$20,900	15
Customer relationships	53,600	12.5
Total intangible assets subject to amortization	$74,500

Indefinite-lived intangible assets:
Trade names	$7,100
The unaudited pro forma financial information is presented in the table below for the three and six months ended June 30, 2026 and 2025, respectively, as if the Calabrian Acquisition had occurred on January 1, 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Sales	$278,762	$201,325	$519,317	$367,369
Net income (loss)	$15,365	$5,644	$23,144	$(5,853)

The unaudited pro forma combined financial information presented above includes the accounting effects of the acquisition of Calabrian, including, to the extent applicable, the following items: amortization charges from acquired intangible assets; depreciation associated with the step-up in fair value of fixed assets; interest expense associated with incremental borrowings under the Company’s Term Loan Credit Agreement to partially finance the acquisition (see Note 11); adjustments to align Calabrian accounting policies to the Company’s; and the related tax effects. The unaudited pro forma financial information also includes acquisition costs specifically related to the Calabrian Acquisition. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have occurred under the Company’s ownership and management.
There were no net sales and net income attributable to Calabrian for the six months ended June 30, 2026, as the Calabrian Acquisition closed on June 30, 2026. Acquisition and integration costs were $8,044 and $9,271 for the three and six months ended June 30, 2026, respectively, and are included in other operating expense, net in the Company’s condensed consolidated statements of income.
Upon the close of the transaction, the Company entered into a transition services agreement with affiliates of the Sellers pursuant to which the Company is receiving certain services to provide for the orderly transition of various functions and processes after the closing of the transaction. The services under the transition services agreement include information technology, tax and other administrative support services. These services are being provided at cost for a period up to 9 months, with the ability to extend the initial term. The Company did not incur charges pursuant to the transition services agreement during the six months ended June 30, 2026.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Cornerstone
On May 6, 2025 (the “Cornerstone Acquisition Closing Date”), the Company completed its acquisition of the sulfuric acid production assets of Cornerstone Chemical Company LLC (“Cornerstone”) located in Waggaman, Louisiana. As part of an asset purchase agreement (the “Cornerstone Acquisition”), the Company paid $41,480 in cash, consisting of the $35,000 purchase price plus $6,480 of adjustments for working capital, pursuant to the agreement. The sulfuric acid production assets will be used to increase capacity of virgin sulfuric acid and regenerated sulfuric acid to current and future customers.
The following table sets forth the calculation and final allocation of the purchase price to the identifiable assets acquired with respect to the Cornerstone Acquisition:

Purchase Price Allocation
Cash paid	$41,480

Recognized amounts of identifiable assets acquired:
Accounts receivable	$9,991
Inventories	3,259
Property, plant and equipment	25,000
Other intangible assets	2,380
Other long-term assets	695
Fair value of identifiable assets acquired	41,325
Goodwill	155
Total purchase price allocated	$41,480

In accordance with the requirements of the purchase method of accounting for acquisitions, accounts receivable and inventories were recorded at fair market value. As of the Cornerstone Acquisition Closing Date, the fair value of accounts receivable approximated historical cost. The gross contractual amount of accounts receivable at the Closing Date was $9,991, of which there was no amount deemed uncollectible. Fair value of inventory is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity.
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
Acquisition and integration costs were $312 and $576 for the three and six months ended June 30, 2026 and $1,949 and $2,755 for the three and six months ended June 30, 2025, respectively, and are included in other operating expense, net in the Company’s condensed consolidated statements of income.
The Company entered into an agreement with Cornerstone to lease the land where the acquired assets are located for a 7-year term plus renewal options. Additionally, Cornerstone will charge the Company for site services and utilities for the location.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
9. Other Operating Expense, Net:
A summary of other operating expense, net is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Amortization expense	$2,135	$2,130	$4,293	$4,260
Transaction and other related costs	8,138	1,469	9,375	2,292
Restructuring, integration and business optimization costs	379	1,030	1,174	1,167
Net loss on asset disposals	2,262	250	2,625	417
Other, net	219	1,892	416	2,214
Total other operating expense, net	$13,133	$6,771	$17,883	$10,350

10. Inventories, Net:
Inventories, net are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) or average cost method. The components of inventories, net consist of the following:

	June 30, 2026	December 31, 2025
Finished products and work in process	$29,448	$21,781
Raw materials	10,573	5,022
Total inventories, net	$40,021	$26,803

11. Long-term Debt:
The summary of long-term debt is as follows:

	June 30, 2026	December 31, 2025
2026 Term Loan Facility	$497,088	$397,088
ABL Facility	—	—
Total debt	497,088	397,088
Original issue discount	(2,662)	(2,886)
Deferred financing costs	(1,474)	(1,621)
Total long-term debt, net of original issue discount and deferred financing costs	$492,952	$392,581

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
The Company evaluated the terms of the amendment in accordance with ASC 470-50 Debt - Modification and Extinguishment and determined that the amendment was a modification of debt. As a result, the Company recorded $960 of third-party financing costs within debt modification and extinguishment costs in the condensed consolidated statements of income for the six months ended June 30, 2025. No original issue discount was paid in relation to the amendment.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
In June 2026, the Company amended its 2025 Term Loan Facility to, among other things, (a) incur an additional $100,000 first lien incremental term loan as a fungible increase to the existing initial term loans and (b) make certain other changes to the existing Term Loan Credit Agreement, as amended. The incremental term loan bears interest at the same variable rate as the initial term loans, which is, at the option of the borrowers, either Term SOFR plus 2.00% per annum or ABR plus 1.00% per annum, and has an identical amortization schedule, maturity date, and collateral (the amended term loans, the “2026 Term Loan Facility”). The net proceeds of the incremental term loan were used to finance the acquisition of Calabrian (see Note 8 for more information on this transaction).
The Company evaluated the terms of the amendment in accordance with ASC 470-50 Debt - Modification and Extinguishment and determined that the amendment was a modification of debt. As a result, the Company recorded $978 of third-party financing costs within debt modification and extinguishment costs in the condensed consolidated statements of income for the six months ended June 30, 2026. No original issue discount was paid in relation to the amendment.
The interest rate on the 2026 Term Loan Facility was 5.73% as of June 30, 2026.
ABL Facility
The borrowings under the senior secured asset-based lending revolving credit facility as amended April 10, 2025 (“ABL Facility”) bear interest at a rate equal to an adjusted Term SOFR or the base rate plus a margin of between 1.25% to 1.75% or 0.25% to 0.75%, respectively. The interest rate on the ABL Facility was 7.00% as of June 30, 2026.
Fair Value of Debt
The fair value of a financial instrument is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of June 30, 2026 and December 31, 2025, the fair value of the Company’s term loan facility was $496,467 and 396,591, respectively. The fair value is classified as Level 2 based upon the fair value hierarchy (see Note 5 to these condensed consolidated financial statements for further information on fair value measurements).
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following table provides a summary of the Company’s interest rate cap agreements:

Financial instrument	Number of instruments	In effect as of June 30, 2026	Current notional amount of instruments in effect	Annuitized premium of instruments in effect	Cap rate in effect for all agreements at June 30, 2026
Interest rate caps	3	2	$625,000	$30,698	1.00%

The current notional amounts of the two interest rate cap agreements in effect at June 30, 2026 are $175,000 and $450,000. The Company entered into a $175,000 interest rate cap agreement to mitigate interest rate volatility from August 2024 to July 2026 and a $450,000 interest rate cap agreement to mitigate interest rate volatility from November 2025 to October 2026.
The Company also entered into a $200,000 forward starting interest rate cap agreement to mitigate interest volatility from August 2026 to July 2028.
The fair values of derivative instruments held as of June 30, 2026 and December 31, 2025, respectively, are shown below:

	Balance sheet location	June 30, 2026	December 31, 2025
Derivative assets
Derivatives designated as cash flow hedges:
Interest rate caps	Prepaid and other current assets	$1,243	$446
Interest rate caps	Other long-term assets	1,481	—
		2,724	446
Derivative not designated as hedging instrument:
Interest rate caps	Prepaid and other current assets	664	866
Total derivative assets		$3,388	$1,312

Derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate caps	Accrued liabilities	$96	$841
Interest rate caps	Other long-term liabilities	—	396
Total derivative liabilities		$96	$1,237

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges on AOCI and the condensed consolidated statements of income for the three and six months ended June 30, 2026 and 2025, respectively:

	Amount of gain (loss) recognized in OCI
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest rate caps	$1,586	$(1,129)	$3,316	$(4,727)

	Amount of loss reclassified from AOCI
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest rate caps	$(302)	$(2,085)	$(675)	$(4,225)

	Amount of loss reclassified into income
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest rate caps	$302	$2,085	$675	$4,225

The following table shows the amounts in the line items presented in the condensed consolidated statements of income in which the effects of derivatives designated as cash flow hedges are recorded for the three and six months ended June 30, 2026 and 2025, respectively:

		Three months ended June 30,
	Location and amount of gain (loss) recognized in income on cash flow hedging relationships	2026	2025
Interest rate caps	Interest expense, net	$(3,463)	$(8,459)

		Six months ended June 30,
	Location and amount of gain (loss) recognized in income on cash flow hedging relationships	2026	2025
Interest rate caps	Interest expense, net	$(6,635)	$(16,812)
The amount of net unrealized gains in AOCI related to the Company’s cash flow hedges that is expected to be reclassified to the condensed consolidated statements of income over the next twelve months is $1,660 as of June 30, 2026.
13. Income Taxes:
The effective income tax rate for the three months ended June 30, 2026 was 28.2%, compared to 28.7% for the three months ended June 30, 2025. The effective income tax rate for the six months ended June 30, 2026 was 32.1%, compared to 6.6% for the six months ended June 30, 2025. The Company’s effective income tax rates for the three and six months ended June 30, 2026 and 2025, respectively, fluctuated primarily due to the increased discrete tax impact relative to pre-tax book income related to a stock compensation shortfall partially offset by a revaluation of state deferred rates associated with the Calabrian Acquisition.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the six months ended June 30, 2026 was primarily attributable to state and local taxes, a stock compensation tax shortfall, non-deductible transaction costs associated with the Calabrian Acquisition, and a benefit from the remeasurement of state deferred tax assets and liabilities resulting from changes in the Company's expected state apportionment profile following the Calabrian Acquisition.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the six months ended June 30, 2025 was mainly due to state and local taxes, a shortfall tax expense related to stock compensation, state and local tax law changes and a tax benefit related to state tax refund associated with prior tax years.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
14. Benefit Plans:
The following table presents the components of net periodic (benefit) expense for the Company-sponsored defined benefit pension plan, which cover certain employees and retirees located in the U.S.:
Defined Benefit Pension Plans

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest cost	$783	$820	$1,572	$1,642
Expected return on plan assets	(825)	(808)	(1,667)	(1,617)
Settlement gain	(9)	(1)	(28)	(1)
Net periodic (benefit) expense	$(51)	$11	$(123)	$24

Net periodic (benefit) expense for the Company-sponsored postretirement benefit plan was immaterial for the three and six months ended June 30, 2026 and 2025. All components of net periodic (benefit) expense are presented within other expense, net in the Company’s condensed consolidated statements of income.
In conjunction with the Calabrian Acquisition, the Company acquired the Calabrian Corporation Retirement Plan (the "Calabrian Plan"). The Calabrian Plan is administered by Principal Financial Group and was frozen on August 27, 2010. The Company assumed $1,542 of pension assets and $1,435 of pension liabilities, a net asset of $107, which is included in other long-term assets in the Company’s condensed consolidated balance sheets.
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
The Company has one operating segment which represents one reportable segment under GAAP. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The Company’s CODM evaluates the segment operating results for performance assessment and resource allocation purposes based upon entity-wide sales and expense information reported in the condensed consolidated statements of income. The primary measure of segment profit (loss) is net income (loss) from continuing operations as reported in the condensed consolidated statements of income. Significant segment expense categories evaluated by the CODM include cost of goods sold, selling, general and administrative expenses, and the other line items reported in the condensed consolidated statements of income. As the Company has a single reportable segment, assets are reported in the condensed consolidated balance sheets and capital expenditures are reported in the condensed consolidated statements of cash flows.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
17. Stock-Based Compensation:
The Company has an equity incentive plan under which it grants common stock awards to employees, directors and affiliates of the Company. At June 30, 2026, 7,070,546 shares of common stock were available for issuance under the plan. The Company settles these awards through the issuance of treasury shares under its equity incentive plan. The Company has granted RSAs, RSUs and PSUs as part of its equity incentive compensation program.
Modifications
The cumulative Adjusted EBITDA goals for the outstanding PSUs with performance periods from January 1, 2024 through December 31, 2026, and January 1, 2025 through December 31, 2027 included anticipated contributions from the Advanced Materials & Catalysts business and ceased to provide meaningful metrics on which the Company’s performance during the remainder of the performance periods could be assessed. During the quarter ended March 31, 2026, the Compensation Committee of the Company’s Board (“Compensation Committee”) determined that the cumulative Adjusted EBITDA goals from January 1, 2026 onwards would be adjusted based on applying the original growth rates at threshold, target and maximum to the 2025 continuing operations Adjusted EBITDA. Actual performance will be similarly calculated following the conclusion of the three-year performance periods. No adjustments were made to the three-year relative total shareholder return (“TSR”) goals. The modifications resulted in incremental stock-based compensation expense during the six months ended June 30, 2026 which was not material.
Restricted Stock Awards, Restricted Stock Units and Performance Stock Units
RSU
During the six months ended June 30, 2026, the Company granted 639,173 RSUs under its equity incentive plan. Each RSU provides the recipient with the right to receive a share of common stock subject to graded vesting terms based on service, which for the awards granted during the six months ended June 30, 2026, generally requires approximately one year of service for members of the Company’s Board and approximately three years of service for employees. The value of the RSUs granted during the six months ended June 30, 2026 was based on the average of the high and low trading prices of the Company’s common stock on the NYSE on the preceding trading day, in accordance with the Company’s policy for valuing such awards. Compensation expense related to the RSUs is recognized on a straight-line basis over the respective vesting period.
PSU
2026 Grants
During the six months ended June 30, 2026, the Company granted 351,870 PSUs (at target) under its equity incentive plan. The PSUs granted during the six months ended June 30, 2026 provide the recipients with the right to receive shares of common stock dependent on 50% of a Company-specific financial performance target and 50% on the relative increase in the TSR goal (“the Performance measures”). The Performance measures are measured independently of each other, but achievement of both metrics is measured on the same three-year performance period from January 1, 2026 through December 31, 2028 (“Performance period”). Depending on the Company’s performance relative to the Performance measures, each PSU award recipient is eligible to receive a percentage of the target number of shares granted to the recipient, ranging from zero to 200%. The PSUs, to the extent earned, will vest on the date the Compensation Committee certifies the achievement of the Performance measures for the Performance period, which will occur subsequent to the end of the Performance period and after the Company files its annual consolidated financial statements for the year ending December 31, 2028.
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The Company used a Monte Carlo simulation to estimate the $15.61 weighted average fair value of the awards granted, subject to the TSR goal during the six months ended June 30, 2026, with the following weighted average assumptions:

Expected dividend yield	—%
Risk-free interest rate	3.57%
Expected volatility	40.00%
Expected term (in years)	2.90

2023 Grants
In March 2026, the Compensation Committee certified the achievement of the performance metrics for the three-year period ended December 31, 2025, related to the PSUs granted during the year ended December 31, 2023. The PSUs granted during the year ended December 31, 2023 provide the recipients with the right to receive shares of common stock dependent on the achievement of a TSR goal and are generally subject to the provision of service through the vesting date of the award. The TSR goal was based on the Company’s actual TSR percentage increase over the performance period. The awards vested during the six months ended June 30, 2026 with no percentage of the TSR goal earned.
Award Activity
The following table summarizes the activity for the Company’s RSUs and PSUs for the six months ended June 30, 2026:

	Restricted Stock Units		Performance Stock Units
	Number of units	Weighted average grant date fair value (per share)	Number of units		Weighted average grant date fair value (per share)
Nonvested as of December 31, 2025	1,464,131	$8.45	1,491,514	(1)	$10.86
Granted	639,173	$10.52	351,870		$12.96
Vested	(947,772)	$8.62	—		$—
Forfeited	(57,677)	$9.28	(598,658)		$12.48
Nonvested as of June 30, 2026	1,097,855	$9.46	1,244,726	(1)	$10.68

(1)Based on target.
During the six months ended June 30, 2026, the Company did not grant any RSAs. Cash proceeds received by the Company from the exercise of stock options were not material for the six months ended June 30, 2026.
Stock-Based Compensation Expense
For the three months ended June 30, 2026 and 2025, stock-based compensation expense for the Company included in continuing operations was $2,503 and $2,760, respectively. The associated income tax benefit based on the applicable statutory rate recognized in the condensed consolidated statements of income for the three months ended June 30, 2026 and 2025 was $672 and $654, respectively.
For the six months ended June 30, 2026 and 2025, stock-based compensation expense for the Company included in continuing operations was $5,931 and $5,280, respectively. The associated income tax benefit based on the applicable statutory rate recognized in the condensed consolidated statements of income for the six months ended June 30, 2026 and 2025 was $1,609 and $1,286, respectively.
As of June 30, 2026, unrecognized compensation cost of $7,850 for RSUs and $6,725 for PSUs are considered probable of vesting and the weighted-average period over which these costs are expected to be recognized at June 30, 2026 was 1.75 years for the RSUs and 2.14 years for the PSUs.

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
The reconciliation from basic to diluted weighted average shares outstanding is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Weighted average shares outstanding – Basic	109,456,944	116,232,528	110,072,051	116,745,476
Dilutive effect of unvested common shares and RSUs with service conditions, PSUs considered probable of vesting and assumed stock option exercises and conversions	1,382,950	302,532	1,240,866	—
Weighted average shares outstanding – Diluted	110,839,894	116,535,060	111,312,917	116,745,476

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
The Company reported a net loss from continuing operations for the six months ended June 30, 2025, and therefore excluded the dilutive effect of 298,985 shares, which consisted of unvested common shares, RSUs with service conditions, PSUs considered probable of vesting and assumed stock option exercises and conversions from the computation of weighted average diluted shares outstanding.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Basic and diluted income per share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) from continuing operations	$10,697	$5,022	$16,443	$(3,112)
Net (loss) income from discontinued operations, net of tax	(2,832)	964	(4,264)	5,501
Net income	$7,865	$5,986	$12,179	$2,389

Denominator:
Weighted average shares outstanding – Basic	109,456,944	116,232,528	110,072,051	116,745,476
Weighted average shares outstanding – Diluted	110,839,894	116,535,060	111,312,917	116,745,476

Net income per share:
Basic income (loss) per share - continuing operations	$0.10	$0.04	$0.15	$(0.03)
Diluted income (loss) per share - continuing operations	$0.10	$0.04	$0.15	$(0.03)
Basic (loss) income per share - discontinued operations	$(0.03)	$0.01	$(0.04)	$0.05
Diluted (loss) income per share - discontinued operations	$(0.03)	$0.01	$(0.04)	$0.05
Basic income per share	$0.07	$0.05	$0.11	$0.02
Diluted income per share	$0.07	$0.05	$0.11	$0.02
The table below presents the details of the Company’s weighted average equity-based awards outstanding during each respective period that were excluded from the calculation of diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Anti-dilutive RSUs and PSUs	354,062	1,535,776	289,552	1,158,741
Anti-dilutive stock options	—	367,100	—	367,100
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
(Dollars in thousands, except share and per share amounts)
(unaudited)
19. Supplemental Cash Flow Information:
The following table presents supplemental cash flow information for the Company, which includes activity from both continuing and discontinued operations, except for operating leases which is continuing operations only:

	Six months ended June 30,
	2026	2025
Cash paid during the period for:
Income taxes, net of refunds	$7,693	$8,837
Interest(1)	10,131	23,370
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the period end	720	2,135
Non-cash financing activity:
Accrued excise tax on share repurchases (Note 6)	265	151
Right-of-use assets obtained in exchange for new lease liabilities (non-cash):
Operating leases	12,479	8,848

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
Some of the key factors that could cause actual results to differ from our expectations include the following risks related to our business:
•as a multinational business, we are exposed to general business risks and local business risks in different countries;
•we are affected by general economic conditions and economic downturns;
•exchange rate fluctuations could adversely affect our financial condition, results of operations and cash flows;
•our international operations require us to comply with anti-corruption laws, trade and export controls and laws and regulations of the U.S. and Canadian governments as well as the state, provincial and local governments where we operate;
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
•we may be unable to successfully integrate the Calabrian sulfur dioxide and sulfur derivatives business into our business, and we may be unable to realize the benefits of that acquisition;
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
Overview
We are a leading provider of regenerated sulfuric acid, virgin sulfuric acid, and sulfur dioxide and related derivatives, which we believe are essential to our customers’ operations and processes. We believe that our business contributes to improving the sustainability of the environment.
We are a leading provider of regenerated sulfuric acid to the North American refining industry for the production of alkylate, an essential gasoline component for lowering vapor pressure and increasing octane to meet stringent gasoline specifications and fuel efficiency standards. We are also a leading North American producer of high quality and high strength virgin sulfuric acid for industrial and mining applications. We also provide chemical waste handling and treatment services, as well as ex-situ catalyst activation services for the refining and petrochemical industry. As a result of the recent June 30, 2026 acquisition of the Calabrian sulfur dioxide and sulfur derivatives business (“Calabrian”), we expanded our product offering into the sulfur dioxide, sodium bisulfite, sodium thiosulfate and sodium metabisulfite product groups for mining, water treatment, energy and other specialty applications, including food and pharmaceuticals (see Note 8 for more information on this transaction).
On December 31, 2025, we completed the sale of our Advanced Materials & Catalysts business. The results of operations, financial condition, and cash flows for the Advanced Materials & Catalysts are presented herein as discontinued operations. Except where noted, any tables, percentages or metrics included within this filing exclude the results of our Advanced Materials & Catalysts business. Refer to Note 3 to our condensed consolidated financial statements for additional information.
On June 30, 2026 we completed our acquisition of the Calabrian business from INEOS Calabrian Holdings Limited and INEOS Calabrian Canada Holdings Limited for a purchase price of $190.0 million subject to certain adjustments including indebtedness, cash, and working capital, pursuant to the share purchase agreement (the “Calabrian Acquisition”). We paid $183.3 million in cash after certain customary adjustments for indebtedness, working capital and $4.8 million of cash acquired at the closing of the transaction. To fund the transaction, we increased our term loan by $100.0 million and used cash on hand for the remaining amount. The Calabrian Acquisition expanded our existing product offering through further expansion into the sulfur dioxide, sodium bisulfite, sodium thiosulfate and sodium metabisulfite product groups. Refer to Note 8 to our condensed consolidated financial statements for additional information.

Stock Repurchase Program
On April 27, 2022, our Board of Directors (the “Board”) approved a stock repurchase program that authorized the Company to purchase up to $450.0 million of the Company’s common stock over the four-year period from the date of approval (the “Stock Repurchase Program”). On October 30, 2025, the Board amended the Stock Repurchase Program to remove the limitation that all repurchases must be made within the four-year period from the date of original approval. For the six months ended June 30, 2026, the Company repurchased 3,226,461 shares of its common stock on the open market at an average price of $11.07 per share, for a total cost of $35.7 million excluding brokerage commissions and accrued excise tax. As of June 30, 2026, $146.5 million was available for share repurchases under the program.
For the six months ended June 30, 2025, the Company repurchased 2,926,152 shares of its common stock on the open market at an average price of $7.47 per share, for a total cost of $21.9 million excluding brokerage commissions and accrued excise tax.
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
You should not consider Adjusted EBITDA, Adjusted Net Income, or Net Debt in isolation or as alternatives to the presentation of our financial results in accordance with GAAP. The presentation of Adjusted EBITDA, Adjusted Net Income and Net Debt financial measures may differ from similar measures reported by other companies and may not be comparable to other similarly titled measures. In evaluating Adjusted EBITDA and Adjusted Net Income, you should be aware that we are likely to incur expenses similar to those eliminated in this presentation in the future and that certain of these items could be considered recurring in nature. Our presentation of Adjusted EBITDA and Adjusted Net Income should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. Reconciliations of Adjusted EBITDA, Adjusted Net Income to GAAP net income from continuing operations and Net Debt to GAAP total debt are included in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for each of the respective periods.
Key Factors and Trends Affecting Operating Results and Financial Condition
Sales
Sales are made on both a purchase order basis and pursuant to long-term contracts. We continued to benefit from positive demand trends for our products and services in the majority of end uses we serve. Strong demand for refined products continued to support high refinery utilization rates, while more stringent gasoline standards and growing demand for premium gasoline to power higher-compression and turbo-charged engines continued to drive demand for alkylate and for our regenerated sulfuric acid product. In addition, demand for virgin sulfuric acid across a wide range of industrial applications, including mining, remained favorable.
Cost of Goods Sold
Cost of goods sold consists of variable product costs, fixed manufacturing expenses, depreciation expense and freight expenses. Variable product costs include all raw materials and energy costs that are directly related to the manufacturing process. Fixed manufacturing expenses include all plant employment costs, manufacturing overhead and periodic maintenance costs.
The primary raw materials include spent sulfuric acid, sulfur, acids, bases (including sodium hydroxide, or “caustic soda”) and certain metals. Spent sulfuric acid for our regenerated sulfuric acid product is supplied by customers as part of their contracts.

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
Seasonality
Our regenerated sulfuric acid product typically experiences seasonal fluctuations as a result of higher demand for gasoline products in the summer months and lower demand in the winter months as well as fluctuations associated with customer turnarounds. These demand fluctuations generally result in higher sales and working capital requirements in the second and third quarters.
Results of Operations
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Highlights
The following is a summary of our financial performance for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Sales
•Sales increased $73.9 million to $250.0 million. The increase in sales primarily reflects higher average selling prices from the pass-through effect of higher sulfur costs, favorable contractual pricing for regenerated sulfuric acid and increased volume of virgin and regenerated sulfuric acid, including the contribution from the acquired Waggaman, Louisiana location, partially offset by lower pricing due to customer mix and the pass-through of lower variable freight costs.
Gross Profit
•Gross profit increased $9.6 million to $49.8 million. The increase in gross profit was primarily due to higher sales volume and favorable net pricing, offset by higher manufacturing costs.
Operating Income
•Operating income increased by $3.6 million to $19.4 million. The increase in operating income reflects higher gross profit partially offset by higher other operating expense, net.

The following is our unaudited condensed consolidated statements of income and a summary of financial results for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,		Change
	2026	2025	$	%
	(in millions, except percentages)
Sales	$250.0	$176.1	$73.9	42.0%
Cost of goods sold	200.2	135.9	64.3	47.3%
Gross profit	49.8	40.2	9.6	23.9%
Gross profit margin	19.9%	22.8%
Selling, general and administrative expenses	17.4	17.6	(0.2)	(1.1)%
Other operating expense, net	13.0	6.8	6.2	91.2%
Operating income	19.4	15.8	3.6	22.8%
Operating income margin	7.7%	9.0%
Interest expense, net	3.5	8.5	(5.0)	(58.8)%
Debt modification and extinguishment costs	1.0	—	1.0	NM
Other expense, net	—	0.3	(0.3)	(100.0)%
Income before income taxes	14.9	7.0	7.9	112.9%
Provision for income taxes	4.2	2.0	2.2	110.0%
Effective tax rate	28.2%	28.7%
Net income from continuing operations	10.7	5.0	5.7	114.0%
Net (loss) income from discontinued operations, net of tax	(2.8)	1.0	(3.8)	(380.0)%
Net income	$7.9	$6.0	$1.9	31.7%

NM - Not meaningful
Sales
Sales for the three months ended June 30, 2026 were $250.0 million, an increase of $73.9 million, or 42.0%, compared to sales of $176.1 million for the three months ended June 30, 2025. The increase in sales was due to higher average selling prices of $57.5 million, including the pass-through effect of higher sulfur costs of approximately $55 million, and higher overall sales volume of $16.4 million.
The increase in average selling prices primarily reflect the pass-through effect of higher sulfur costs and favorable contractual pricing for regenerated sulfuric acid, partially offset by customer mix and the pass-through of lower variable freight costs. The increase in sales volume was driven by higher sales of regenerated sulfuric acid from strong demand and less customer downtime, along with higher sales of virgin sulfuric acid due to increased customer demand and the contribution of sales volume from the Waggaman, Louisiana location.
Gross Profit
Gross profit for the three months ended June 30, 2026 was $49.8 million, an increase of $9.6 million, or 23.9%, compared to $40.2 million for the three months ended June 30, 2025. The increase in gross profit was primarily driven by higher sales volume of $6.8 million, higher average selling prices of $2.5 million, exclusive of the approximately $55 million pass-through of higher sulfur costs, and $0.3 million of favorable overall variable and fixed manufacturing costs. The cost of sulfur is generally passed-through to customers at the same rate as incurred resulting in no net impact to gross profit.
The higher average selling prices were driven primarily by favorable regenerated sulfuric acid contractual pricing, partially offset by customer mix and the pass-through of lower variable freight costs. The favorable manufacturing costs were driven by lower variable costs, including variable freight, partially offset by higher fixed manufacturing costs from the acquisition of the Waggaman, Louisiana location, general inflation and higher transportation costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $17.4 million for the three months ended June 30, 2026, a decrease of $0.2 million, as compared to $17.6 million for three months ended June 30, 2025.

Other Operating Expense, Net
Other operating expense, net for the three months ended June 30, 2026 was $13.0 million, an increase of $6.2 million, compared to $6.8 million for the three months ended June 30, 2025. The increase in other operating expense, net was primarily due to an increase in loss on disposal of assets of $2.0 million and transaction costs of $6.6 million, partially offset by a decrease in other costs of $2.4 million, primarily related to tax consulting professional fees.
Interest Expense, Net
Interest expense, net for the three months ended June 30, 2026 was $3.5 million, a decrease of $5.0 million, as compared to $8.5 million for the three months ended June 30, 2025. The decrease in interest expense, net was primarily due to the year over year lower outstanding debt during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.
Debt Modification and Extinguishment Costs
Debt modification and extinguishment costs were $1.0 million for the three months ended June 30, 2026. There were no debt modification and extinguishment costs for the three months ended June 30, 2025.
On June 30, 2026, we amended our existing senior secured term loan facility to, among other things, (a) incur an additional $100 million first lien incremental term loan as a fungible increase to the existing initial term loans and (b) make certain other changes to the existing Term Loan Credit Agreement, as amended. The incremental term loan bears interest at the same variable rate as the initial term loans, which is, at the option of the borrowers, either Term SOFR plus 2.00% per annum or ABR plus 1.00% per annum, and has an identical amortization schedule, maturity date, and collateral. The net proceeds of the incremental term loan were used to finance the Calabrian Acquisition. We evaluated the terms of the amendment in accordance with ASC 470-50 Debt - Modification and Extinguishment and determined that the amendment was a modification of debt. As a result, we recorded $1.0 million of third-party financing costs within debt modification and extinguishment costs in the condensed consolidated statements of income for the three months ended June 30, 2026.
Other Expense, Net
Other expense, net was zero for the three months ended June 30, 2026, compared to $0.3 million for the three months ended June 30, 2025.
Provision For Income Taxes
The provision for income taxes for the three months ended June 30, 2026 was $4.2 million, compared to $2.0 million for the three months ended June 30, 2025. The effective income tax rate for the three months ended June 30, 2026 was 28.2%, compared to 28.7% for the three months ended June 30, 2025.
The Company's effective income tax rate was impacted by discrete tax items in both periods. For the three months ended June 30, 2026, discrete items primarily consisted of a stock compensation tax shortfall, non-deductible transaction costs associated with the Calabrian Acquisition, and a benefit from the remeasurement of state deferred tax assets and liabilities resulting from changes in the Company's expected state apportionment profile following the acquisition. For the three months ended June 30, 2025, discrete items primarily consisted of a stock compensation tax shortfall, tax impacts associated with the Advanced Materials & Catalysts divestiture and state tax refunds related to prior tax years.
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended June 30, 2026 was primarily attributable to state and local taxes, a stock compensation tax shortfall, non-deductible transaction costs associated with the Calabrian Acquisition, and a benefit from the remeasurement of state deferred tax assets and liabilities resulting from changes in the Company's expected state apportionment profile following the Calabrian Acquisition.
Net Income From Continuing Operations
For the foregoing reasons, net income from continuing operations was $10.7 million for the three months ended June 30, 2026, compared to $5.0 million for the three months ended June 30, 2025.

Adjusted EBITDA
Adjusted EBITDA for the three months ended June 30, 2026 was $53.1 million, an increase of $11.2 million, or 26.7%, compared to $41.9 million for the three months ended June 30, 2025.
The increase in Adjusted EBITDA was primarily driven by higher sales volume and favorable net pricing, partially offset by higher planned fixed manufacturing costs. The higher virgin and regenerated sulfuric acid volume was driven by strong demand, less customer down-time, and contribution from the Waggaman, Louisiana location. Net pricing was favorable quarter over quarter, driven primarily by the beneficial contractual pricing for regenerated sulfuric acid. Higher fixed manufacturing costs were driven by the acquisition of the Waggaman, Louisiana location, general inflation and higher transportation costs.
A reconciliation of net income from continuing operations to Adjusted EBITDA is as follows:

	Three months ended June 30,
	2026	2025
	(in millions)
Reconciliation of net income from continuing operations to Adjusted EBITDA
Net income from continuing operations	$10.7	$5.0
Provision for income taxes	4.2	2.0
Interest expense, net	3.5	8.5
Depreciation and amortization	19.6	19.0
EBITDA	38.0	34.5
Debt modification and extinguishment costs	1.0	—
Net loss on asset disposals(a)	2.3	0.3
Transaction and other related costs(b)	8.1	1.5
Equity-based compensation	2.5	2.8
Restructuring, integration and business optimization expenses(c)	0.4	1.0
Other(d)	0.8	1.8
Adjusted EBITDA(1)	$53.1	$41.9

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
(d)Other consists of adjustments for items that are not core to our ongoing business operations. These adjustments include environmental remediation and other legal costs, expenses for capital and franchise taxes, and defined benefit pension and postretirement plan (benefits) costs, for which our obligations relate to plans that are frozen. Included in this line-item are rounding discrepancies that may arise from rounding from dollars (in thousands) to dollars (in millions).
(1)We define Adjusted EBITDA as EBITDA adjusted for certain items as noted in the reconciliation below. Our management evaluates the performance of our segment and allocates resources based on Adjusted EBITDA. Adjusted EBITDA does not represent cash flow for periods presented and should not be considered as an alternative to net income from continuing operations as an indicator of our operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBITDA may not be comparable with EBITDA or Adjusted EBITDA as defined by other companies.

Adjusted Net Income
Summarized Adjusted Net Income information is shown below in the following table:

	Three months ended June 30,
	2026			2025
	Pre-tax amount	Tax expense (benefit)	After-tax amount	Pre-tax amount	Tax expense (benefit)	After-tax amount
	(in millions)
Reconciliation of net income from continuing operations to Adjusted Net Income (1)(2)
Net income from continuing operations	$14.9	$4.2	$10.7	$7.0	$2.0	$5.0
Debt modification and extinguishment costs	1.0	0.2	0.8	—	—	—
Net loss on asset disposals(a)	2.3	0.6	1.7	0.3	0.1	0.2
Transaction and other related costs(b)	8.1	0.6	7.5	1.5	0.3	1.2
Equity-based compensation	2.5	0.7	1.8	2.8	(0.1)	2.9
Restructuring, integration and business optimization expenses(c)	0.4	0.1	0.3	1.0	0.3	0.7
Other(d)	0.8	0.2	0.6	1.8	0.4	1.4
Adjusted Net Income	$30.0	$6.6	$23.4	$14.4	$3.0	$11.4

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
The adjustments to net income from continuing operations are shown net of applicable tax rates as determined by the calculation of our quarterly tax provision under interim financial reporting for the three months ended June 30, 2026 and June 30, 2025, except for equity-based compensation and transaction and other related costs. The tax effect of equity-based compensation is derived by removing the tax effect of any equity-based compensation expense disallowed as a result of its inclusion within Section 162(m) of the Internal Revenue Code of 1986, as amended, and adjusting for the tax effect of equity-based compensation windfalls and shortfalls recorded as discrete items. The tax effect of transaction and other related costs is derived by excluding the tax impact of non-deductible transaction costs associated with the Calabrian Acquisition, which are reflected as discrete items within the income tax provision.

Results of Operations
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Highlights
The following is a summary of our financial performance for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Sales
•Sales increased $145.7 million to $464.9 million. The increase in sales primarily reflects higher average selling prices from the pass-through effect of higher sulfur costs, favorable contractual pricing for regenerated sulfuric acid and higher sales volume of regenerated and virgin sulfuric acid, including the contribution from the acquired Waggaman, Louisiana location.
Gross Profit
•Gross profit increased $27.0 million to $86.3 million. The increase in gross profit was primarily due to higher sales volume and higher average selling prices.
Operating Income
•Operating income increased by $17.1 million to $31.9 million. The increase in operating income was due to an increase in gross profit, partially offset by higher selling, general and administrative expenses and other operating expense, net.

The following is our unaudited condensed consolidated statements of income and a summary of financial results for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,		Change
	2026	2025	$	%
	(in millions, except percentages)
Sales	$464.9	$319.2	$145.7	45.6%
Cost of goods sold	378.6	259.9	118.7	45.7%
Gross profit	86.3	59.3	27.0	45.5%
Gross profit margin	18.6%	18.6%
Selling, general and administrative expenses	36.5	34.1	2.4	7.0%
Other operating expense, net	17.9	10.4	7.5	72.1%
Operating income	31.9	14.8	17.1	115.5%
Operating income margin	6.9%	4.6%
Interest expense, net	6.6	16.8	(10.2)	(60.7)%
Debt modification and extinguishment costs	1.0	1.0	—	—%
Other expense, net	0.1	0.3	(0.2)	(66.7)%
Income (loss) before income taxes	24.2	(3.3)	27.5	833.3%
Provision (benefit) for income taxes	7.8	(0.2)	8.0	NM
Effective tax rate	32.1%	6.6%
Net income (loss) from continuing operations	16.4	(3.1)	19.5	629.0%
Net (loss) income from discontinued operations, net of tax	(4.2)	5.5	(9.7)	(176.4)%
Net income	$12.2	$2.4	$9.8	408.3%

NM - Not meaningful
Sales
Sales for the six months ended June 30, 2026 were $464.9 million, an increase of $145.7 million, or 45.6%, compared to sales of $319.2 million for the six months ended June 30, 2025. The increase in sales reflects higher average selling prices of $97.2 million, including the pass-through effect of higher sulfur costs of approximately $87 million, and higher overall sales volume of $48.5 million.
Average selling prices were higher primarily due to the pass-through effect of higher sulfur costs and favorable contractual pricing for regenerated sulfuric acid. The increase in sales volume was driven by higher sales of regenerated sulfuric acid from strong demand and less customer downtime along with higher sales of virgin sulfuric due to increased customer demand and the contribution of sales volume from the Waggaman location.
Gross Profit
Gross profit for the six months ended June 30, 2026 was $86.3 million, an increase of $27.0 million, or 45.5%, compared to $59.3 million for the six months ended June 30, 2025. The increase in gross profit was primarily driven by higher sales volume of $21.4 million and higher average selling prices of $10.2 million, exclusive of the approximately $87 million of higher sulfur costs, partially offset by higher overall variable and fixed manufacturing costs of $4.6 million, exclusive of the pass-through of sulfur costs. The cost of sulfur is generally passed-through to customers at the same rate as incurred resulting in no net impact to gross profit.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2026 were $36.5 million, an increase of $2.4 million, compared to $34.1 million for the six months ended June 30, 2025. The increase in selling, general and administrative expenses was mainly driven by an increase in stock compensation of $0.6 million, other compensation-related expenses of $1.2 million and other expenses of $0.6 million.
Other Operating Expense, Net
Other operating expense, net for the six months ended June 30, 2026 was $17.9 million, an increase of $7.5 million, compared to $10.4 million for the six months ended June 30, 2025. The increase in other operating expense, net was mainly driven by an increase in transaction costs of $7.1 million, loss on disposal of assets of $2.2 million, partially offset by a decrease in other costs of $1.8 million primarily related to tax consulting professional fees.
Interest Expense, Net
Interest expense, net for the six months ended June 30, 2026 was $6.6 million, a decrease of $10.2 million, as compared to $16.8 million for the six months ended June 30, 2025. The decrease in interest expense, net was primarily due to the year over year lower outstanding debt during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.
Debt Modification and Extinguishment Costs
Debt modification and extinguishment costs were $1.0 million for the six months ended June 30, 2026 and 2025.
On June 30, 2026, we amended our existing senior secured term loan facility to, among other things, (a) incur an additional $100 million first lien incremental term loan as a fungible increase to the existing initial term loans and (b) make certain other changes to the existing Term Loan Credit Agreement, as amended. The incremental term loan bears interest at the same variable rate as the initial term loans, which is, at the option of the borrowers, either Term SOFR plus 2.00% per annum or ABR plus 1.00% per annum, and has an identical amortization schedule, maturity date, and collateral. The net proceeds of the incremental term loan were used to finance the Calabrian Acquisition. We evaluated the terms of the amendment in accordance with ASC 470-50 Debt - Modification and Extinguishment and determined that the amendment was a modification of debt. As a result, we recorded $1.0 million of third-party financing costs within debt modification and extinguishment costs in the condensed consolidated statements of income for the six months ended June 30, 2026.
On January 30, 2025, we amended our existing senior secured term loan facility to reduce the applicable interest rates. We evaluated the terms of the amendment in accordance with ASC 470-50 Debt - Modification and Extinguishment and determined that the amendment was a modification of debt. As a result, we recorded $1.0 million of third-party financing costs within debt modification and extinguishment costs in the condensed consolidated statements of income during the six months ended June 30, 2025.
Other Expense, Net
Other expense, net for the six months ended June 30, 2026 was $0.1 million, compared to $0.3 million for the six months ended June 30, 2025.
Provision (Benefit) For Income Taxes
The provision for income taxes for the six months ended June 30, 2026 was $7.8 million, compared to a benefit for income taxes of $0.2 million for the six months ended June 30, 2025. The effective income tax rate for the six months ended June 30, 2026 was 32.1%, compared to 6.6% for the six months ended June 30, 2025.
The Company's effective income tax rate for the six months ended June 30, 2026 and 2025 was impacted by discrete tax items in both periods. For the six months ended June 30, 2026, discrete items primarily consisted of a stock compensation tax shortfall, non-deductible transaction costs associated with the Calabrian Acquisition, and a benefit from the remeasurement of state deferred tax assets and liabilities resulting from changes in the Company's expected state apportionment profile following the acquisition. For the six months ended June 30, 2025, discrete items primarily consisted of a stock compensation tax shortfall, tax impacts associated with the Advanced Materials & Catalysts divestiture and state tax refunds related to prior tax years.
The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the six months ended June 30, 2026 was primarily attributable to state and local taxes, a stock compensation tax shortfall, non-deductible transaction costs associated with the Calabrian Acquisition, and a benefit from the remeasurement of state deferred tax assets and liabilities resulting from changes in the Company's expected state apportionment profile following the Calabrian Acquisition.
Net Income (Loss) From Continuing Operations
For the foregoing reasons, net income from continuing operations was $16.4 million for the six months ended June 30, 2026, compared to a net loss from continuing operations of $3.1 million for the six months ended June 30, 2025.

Adjusted EBITDA
Adjusted EBITDA for the six months ended June 30, 2026 was $92.9 million, an increase of $29.7 million, or 47.0%, compared to $63.2 million for the six months ended June 30, 2025.
The increase in Adjusted EBITDA was driven by higher sales volume and favorable net pricing, partially offset by higher planned fixed manufacturing costs. The higher virgin and regenerated sulfuric acid volume was driven by strong demand, less customer down-time, and contribution from the Waggaman, Louisiana location. Net pricing was favorable year over year, driven by the beneficial contractual pricing for regenerated sulfuric acid. Higher fixed manufacturing costs were driven by the acquisition of the Waggaman, Louisiana location, general inflation and higher transportation costs.
A reconciliation of net income (loss) from continuing operations to Adjusted EBITDA is as follows:

	Six months ended June 30,
	2026	2025
	(in millions)
Reconciliation of net income (loss) from continuing operations to Adjusted EBITDA
Net income (loss) from continuing operations	$16.4	$(3.1)
Provision (benefit) for income taxes	7.8	(0.2)
Interest expense, net	6.6	16.8
Depreciation and amortization	40.1	37.3
EBITDA	70.9	50.8
Debt modification and extinguishment costs	1.0	1.0
Net loss on asset disposals(a)	2.6	0.4
Transaction and other related costs(b)	9.4	2.3
Equity-based compensation	5.9	5.3
Restructuring, integration and business optimization expenses(c)	1.2	1.2
Other(d)	1.9	2.2
Adjusted EBITDA(1)	$92.9	$63.2

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
(d)Other consists of adjustments for items that are not core to our ongoing business operations. These adjustments include environmental remediation and other legal costs, expenses for capital and franchise taxes, and defined benefit pension and postretirement plan (benefits) costs, for which our obligations relate to plans that are frozen. Included in this line-item are rounding discrepancies that may arise from rounding from dollars (in thousands) to dollars (in millions).
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

Adjusted Net Income
Summarized Adjusted Net Income information is shown below in the following table:

	Six months ended June 30,
	2026			2025
	Pre-tax amount	Tax expense (benefit)	After-tax amount	Pre-tax amount	Tax expense (benefit)	After-tax amount
	(in millions)
Reconciliation of net income (loss) from continuing operations to Adjusted Net Income (1)(2)
Net income (loss) from continuing operations	$24.2	$7.8	$16.4	$(3.3)	$(0.2)	$(3.1)
Debt modification and extinguishment costs	1.0	0.3	0.7	1.0	0.2	0.8
Net loss on asset disposals(a)	2.6	0.7	1.9	0.4	0.1	0.3
Transaction and other related costs(b)	9.4	0.9	8.5	2.3	0.5	1.8
Equity-based compensation	5.9	0.2	5.7	5.3	0.2	5.1
Restructuring, integration and business optimization expenses(c)	1.2	0.3	0.9	1.2	0.3	0.9
Other(d)	1.9	0.4	1.5	2.2	0.5	1.7
Adjusted Net Income	$46.2	$10.6	$35.6	$9.1	$1.6	$7.5

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
The adjustments to net income (loss) from continuing operations are shown net of applicable tax rates of 25.8% and 23.9% for the six months ended June 30, 2026 and 2025, respectively, except for equity-based compensation and transaction and other related costs. The tax effect of equity-based compensation is derived by removing the tax effect of any equity-based compensation expense disallowed as a result of its inclusion within Section 162(m) of the Internal Revenue Code of 1986, as amended, and adjusting for the tax effect of equity-based compensation windfalls and shortfalls recorded as discrete items. The tax effect of transaction and other related costs is derived by excluding the tax impact of non-deductible transaction costs associated with the Calabrian Acquisition, which are reflected as discrete items within the income tax provision.

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
We believe that our existing cash and cash equivalents and cash flows from operations, combined with availability under our ABL Facility, will be sufficient to meet our presently anticipated future cash needs for at least the next twelve months. We may also pursue strategic acquisition or divestiture opportunities, which may impact our future cash requirements. We may, from time to time, increase borrowings under our ABL Facility to meet our future cash needs. As of June 30, 2026, we had cash and cash equivalents of $87.8 million and availability of $88.5 million under our ABL Facility, after giving effect to $2.2 million of outstanding letters of credit, for a total available liquidity of $176.3 million. We did not have any revolving credit facility borrowings as of June 30, 2026. As of June 30, 2026, we were in compliance with all covenants under our debt agreements.
Our ABL Facility has one financial covenant with one ratio to maintain. The ratio compares the total ABL availability against a threshold: the greater of 10% of the line cap (which is defined as the lesser of our revolving loan commitments and the value of our assets) or $10.0 million. The greater of this threshold could not be greater than the total availability of the ABL Facility. As of June 30, 2026, we were in compliance with the financial covenant under the ABL Facility.
The 2026 Term Loan Facility and the ABL Facility contain various restrictive covenants. Each limits the ability of the Company and its restricted subsidiaries to incur certain indebtedness or liens, merge, consolidate or liquidate, dispose of certain property, make investments or declare or pay dividends, make optional payments, modify certain debt instruments, enter into certain transactions with affiliates, enter into certain sales and leasebacks and certain other non-financial restrictive covenants. During such time, the Company is required to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0. The Company was in compliance with all debt covenants under the 2026 Term Loan Facility and the ABL Facility as of June 30, 2026.
Included in our cash and cash equivalents balance as of June 30, 2026 was $2.8 million of cash and cash equivalents in foreign jurisdictions. Depending on foreign cash balances, we have certain flexibility to repatriate funds should the need arise. Should the need arise, we would repatriate the funds in the most tax efficient manner from those subsidiaries. Repatriation of foreign cash is generally not subject to U.S. federal income taxes at the time of cash distribution. However, foreign earnings may still be taxed for state income tax purposes, as well as subject to certain foreign withholding tax obligations, when cash amounts are distributed back to the U.S.
Our liquidity requirements include interest payments related to our debt structure. As reported, our cash interest paid for the six months ended June 30, 2026 and 2025 was approximately $10.1 million and $23.4 million, respectively. Before any impact of hedges, a one percent change in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $5.0 million on interest expense.
We hedge the interest rate fluctuations on debt obligations through interest rate cap agreements. For more information about our interest rate cap agreements, refer to Note 12 — Financial Instruments of our condensed consolidated financial statements included in Part 1, Item 1 — Financial Statements (Unaudited).
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements include $2.2 million of outstanding letters of credit on our ABL Facility as of June 30, 2026.

Cash Flow

	Six months ended June 30,
	2026	2025
	(in millions)
Continuing Operations
Net cash provided by (used in):
Operating activities	$55.2	$25.3
Investing activities	(223.3)	(80.4)
Financing activities	62.6	(27.7)
Discontinued Operations
Net cash provided by (used in):
Operating activities	(3.9)	18.0
Investing activities	—	(10.4)
Financing activities	—	(1.7)
Effect of exchange rate changes on cash and cash equivalents	—	0.5
Net change in cash and cash equivalents	(109.4)	(76.4)
Cash and cash equivalents at beginning of period	197.2	146.0
Cash and cash equivalents at end of period	87.8	69.6
Less: cash, cash equivalents, and restricted cash of discontinued operations	—	(14.4)
Cash, cash equivalents and restricted cash at end of period of continuing operations	$87.8	$55.2
The following discussions related to our cash flows are presented on a continuing operations basis, which excludes the cash flows from our Advanced Materials & Catalysts businesses accounted for as discontinued operations.
Net cash provided by operating activities was $55.2 million for the six months ended June 30, 2026, compared to $25.3 million for the six months ended June 30, 2025. Cash generated by operating activities, other than changes in working capital, was higher by $23.3 million during the six months ended June 30, 2026, as compared to the same period in the prior year primarily due to higher earnings exclusive of non-cash expenses. The increase in cash from working capital during the six months ended June 30, 2026 of $6.6 million was favorable compared to the six months ended June 30, 2025 primarily due to favorable changes in receivables and accounts payable, partially offset by unfavorable changes in inventories.
The favorable change in receivables was driven by higher sulfur cost pass through and the timing of collection of sales. The favorable change in accounts payable was due to the timing of vendor payments. The unfavorable change in inventory was primarily due to the effect of higher sulfur costs and timing of sales orders and inventory usage.
Net cash used in investing activities was $223.3 million for the six months ended June 30, 2026, compared to $80.4 million during the same period in 2025. Net cash used in investing activities consisted of $44.8 million and $39.1 million to fund capital expenditures during the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, we acquired the Calabrian business for $178.5 million. During the six months ended June 30, 2025, we acquired the sulfuric acid production assets of Cornerstone Chemical Company LLC located at Waggaman, Louisiana for $41.3 million.
Net cash provided by financing activities was $62.6 million for the six months ended June 30, 2026, compared to net cash used in financing activities of $27.7 million during the same period in 2025. The favorable change in net cash provided by financing activities was primarily driven by the issuance of long-term debt and lower debt principal payments, partially offset by higher repurchases of the Company’s common stock during the six months ended June 30, 2026.

Debt

	June 30, 2026	December 31, 2025
	(in millions)
2026 Term Loan Facility	$497.1	$397.1
ABL Facility	—	—
Total debt	497.1	397.1
Original issue discount	(2.7)	(2.9)
Deferred financing costs	(1.5)	(1.6)
Total long-term debt, net of original issue discount and deferred financing costs	$492.9	$392.6

As of June 30, 2026, our total debt was $497.1 million, excluding the original issue discount of $2.7 million and deferred financing costs of $1.5 million for our senior secured credit facilities. Total debt increased by $100 million during the second quarter of 2026 in conjunction with the Calabrian Acquisition. Our net debt as of June 30, 2026 was $409.3 million, which reflects our total debt of $497.1 million less cash and cash equivalents of $87.8 million. We may seek, subject to market conditions and other factors, opportunities to repurchase, refinance or otherwise reprice our debt.
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

	Six months ended June 30,
	2026	2025
	(in millions)
Maintenance capital expenditures	$36.6	$34.0
Growth capital expenditures	8.0	3.8
Total capital expenditures	$44.6	$37.8

Capital expenditures remained at a level sufficient for required maintenance and certain expansion growth initiatives during these periods. Maintenance capital expenditures were higher in the six months ended June 30, 2026, compared to the six months ended June 30, 2025 due to timing of capital projects in 2025. Growth capital expenditures were higher in the six months ended June 30, 2026, compared to the six months ended June 30, 2025 driven by investments to increase capacity and lower operating expenses.

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
There has been no material change in our critical accounting policies and use of estimates from those described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K, except as follows:
Acquisitions and Valuation of Acquired Assets and Liabilities
Upon acquisition of a company, we determine if the transaction is a business combination, which is accounted for using the acquisition method of accounting. Under the acquisition method, the purchase price is allocated to the identifiable net assets acquired based on the fair values of the identifiable net assets acquired. The excess of the purchase price over fair values of the identifiable net assets acquired is recorded to goodwill. The determination of the fair value of these assets and liabilities is based on estimates which are subject to significant management judgment. The fair value of property, plant, and equipment are determined using a cost approach. The fair values of intangible assets are determined using the relief-from-royalty method or the excess earnings method. Significant assumptions used in these valuation methods may involve projected future cash flows, discount rates and growth rates. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Measurement period adjustments are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired and liabilities assumed is received, and is not to exceed one year from the acquisition date. We may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill.
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
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.
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
Management’s assessment of disclosure controls and procedures excluded consideration of Calabrian’s internal control over financial reporting. Calabrian was acquired during the second quarter of 2026, and the exclusion is consistent with guidance provided by the staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting for up to one year from the date of acquisition, subject to specified conditions. Calabrian’s total assets represent 11% of our consolidated total assets as of June 30, 2026; and there were no net sales included in our consolidated sales for the six months ended June 30, 2026.
Changes in Internal Control Over Financial Reporting
As a result of the Calabrian Acquisition, we are in the process of evaluating Calabrian’s internal controls to determine the extent to which modifications to Calabrian’s' internal controls would be appropriate. As we continue to integrate the acquired operations of Calabrian, we have extended our oversight and monitoring processes that support our internal control over financial reporting, as well as our disclosure controls and procedures, to Calabrian. During the quarter ended June 30, 2026, there were no other changes in our internal control over financial reporting that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the three months ended June 30, 2026, the Company did not repurchase any of its common stock pursuant to the Stock Repurchase Program. As of June 30, 2026, $146.5 million was available for share repurchases under the program.

ITEM 5.    OTHER INFORMATION.
Trading Arrangements
During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS.
The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
2.1
Share Purchase Agreement, dated as of May 1, 2026, by and among INEOS Calabrian Holdings Limited, INEOS Calabrian Canada Holdings Limited, INEOS Enterprises Holdings Limited, Ecovyst Inc., New Structure Subco Inc. and EV Industrial Chemical Subsidiary Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed May 4, 2026)

2.2
Deed of Amendment to Share Purchase Agreement, dated as of June 29, 2026 by and among INEOS Calabrian Holdings Limited, INEOS Calabrian Canada Holdings Limited, INEOS Enterprises Holdings Limited, Ecovyst Inc., New Structure Subco Inc. and EV Industrial Chemical Subsidiary Holdings Inc.*

10.1
Fourth Amendment Agreement, dated as of June 30, 2026, by and among Ecovyst Catalyst Technologies LLC, Eco Services Operations Corp., Ecovyst Midco II Inc., the other Guarantors party thereto, each 2026 Incremental Term Lender party thereto and UBS AG, Stamford Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed June 30, 2026)

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
101
The following materials from the Quarterly Report on Form 10-Q of Ecovyst Inc. for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags

104	The cover page from the Quarterly Report on Form 10-Q of Ecovyst Inc. for the quarter ended June 30, 2026, formatted in Inline XBRL and included as Exhibit 101
* Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecovyst Inc.

Date:	August 6, 2026	By:	/s/ MICHAEL FEEHAN
Michael Feehan
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)