Form 10-Q
period 2026-09-30
Ecovyst Inc.
filed 2026-11-05
CIK 1708035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding as of October 30, 2026 was 108,615,380.

Ecovyst Inc.

INDEX—FORM 10-Q
September 30, 2026

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Sales	$308,636	$204,907	$773,550	$524,082
Cost of goods sold	249,923	152,832	628,576	412,748
Gross profit	58,713	52,075	144,974	111,334
Selling, general and administrative expenses	20,425	15,658	56,904	49,768
Other operating expense, net	9,041	8,142	26,924	18,492
Operating income	29,247	28,275	61,146	43,074
Interest expense, net	6,221	8,555	12,857	25,367
Debt modification and extinguishment costs	—	—	978	960
Other expense (income), net	120	(660)	180	(300)
Income from continuing operations before income taxes	22,906	20,380	47,131	17,047
Provision for income taxes	4,549	20,195	12,332	19,974
Net income (loss) from continuing operations	18,357	185	34,799	(2,927)
Net loss from discontinued operations, net of tax	(199)	(79,440)	(4,462)	(73,939)
Net income (loss)	$18,158	$(79,255)	$30,337	$(76,866)

Net income (loss) per share:
Basic income (loss) per share - continuing operations	$0.17	$—	$0.32	$(0.03)
Diluted income (loss) per share - continuing operations	$0.17	$—	$0.31	$(0.03)
Basic loss per share - discontinued operations	$—	$(0.70)	$(0.04)	$(0.64)
Diluted loss per share - discontinued operations	$—	$(0.69)	$(0.04)	$(0.64)
Basic income (loss) per share	$0.17	$(0.70)	$0.28	$(0.66)
Diluted income (loss) per share	$0.16	$(0.69)	$0.27	$(0.66)

Weighted average shares outstanding:
Basic	109,450,632	113,901,834	109,862,635	115,943,873
Diluted	110,629,832	114,869,273	111,082,946	115,943,873
See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income (loss)	$18,158	$(79,255)	$30,337	$(76,866)
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits	(1)	(1)	245	169
Net gain (loss) from hedging activities	1,355	(1,363)	3,336	(8,077)
Foreign currency translation	75	(1,669)	75	11,444
Total other comprehensive income (loss)	1,429	(3,033)	3,656	3,536
Comprehensive income (loss)	$19,587	$(82,288)	$33,993	$(73,330)

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$71,207	$197,193
Accounts receivable, net	121,264	85,313
Inventories, net	39,030	26,803
Derivative assets	1,924	1,312
Prepaid and other current assets	14,169	8,736
Total current assets	247,594	319,357
Property, plant and equipment, net	546,990	481,159
Goodwill	399,544	326,744
Other intangible assets, net	125,508	59,288
Right-of-use lease assets	50,757	37,935
Other long-term assets	47,110	36,495
Total assets	$1,417,503	$1,260,978
LIABILITIES
Accounts payable	$67,862	$48,048
Operating lease liabilities—current	13,180	9,495
Accrued liabilities	54,682	63,272
Total current liabilities	135,724	120,815
Long-term debt	493,143	392,581
Deferred income taxes	143,641	113,288
Operating lease liabilities—noncurrent	37,864	28,666
Other long-term liabilities	876	2,188
Total liabilities	811,248	657,538
Commitments and contingencies (Note 15)
EQUITY
Common stock ($0.01 par); authorized shares 450,000,000; issued shares 140,872,846 and 140,872,846 on September 30, 2026 and December 31, 2025, respectively; outstanding shares 109,204,679 and 111,805,102 on September 30, 2026 and December 31, 2025, respectively	1,409	1,409
Preferred stock ($0.01 par); authorized shares 50,000,000; no shares issued or outstanding on September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	1,108,244	1,108,525
Accumulated deficit	(218,297)	(248,634)
Treasury stock, at cost; shares 31,668,167 and 29,067,744 on September 30, 2026 and December 31, 2025, respectively	(292,028)	(261,131)
Accumulated other comprehensive income	6,927	3,271
Total equity	606,255	603,440
Total liabilities and equity	$1,417,503	$1,260,978

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock, at cost	Accumulated other comprehensive income	Total
Balance, December 31, 2025	$1,409	$1,108,525	$(248,634)	$(261,131)	$3,271	$603,440
Net income	—	—	4,314	—	—	4,314
Other comprehensive income	—	—	—	—	914	914
Repurchases of common shares	—	—	—	(35,786)	—	(35,786)
Excise tax on repurchases of common shares	—	—	—	(268)	—	(268)
Tax withholdings on equity award vesting	—	—	—	(1,253)	—	(1,253)
Stock compensation expense	—	3,658	—	—	—	3,658
Shares issued under equity incentive plan, net of forfeitures	—	(8,811)	—	8,977	—	166
Balance, March 31, 2026	$1,409	$1,103,372	$(244,320)	$(289,461)	$4,185	$575,185
Net income	—	—	7,865	—	—	7,865
Other comprehensive income	—	—	—	—	1,313	1,313
Excise tax on repurchases of common shares	—	—	—	3	—	3
Stock compensation expense	—	2,535	—	—	—	2,535
Shares issued under equity incentive plan, net of forfeitures	—	(119)	—	166	—	47
Balance, June 30, 2026	$1,409	$1,105,788	$(236,455)	$(289,292)	$5,498	$586,948
Net income	—	—	18,158	—	—	18,158
Other comprehensive income	—	—	—	—	1,429	1,429
Repurchases of common shares	—	—	—	(2,708)	—	(2,708)
Excise tax on repurchases of common shares	—	—	—	(28)	—	(28)
Stock compensation expense	—	2,456	—	—	—	2,456
Balance, September 30, 2026	$1,409	$1,108,244	$(218,297)	$(292,028)	$6,927	$606,255

	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock, at cost	Accumulated other comprehensive loss	Total
Balance, December 31, 2024	$1,409	$1,106,792	$(177,508)	$(222,826)	$(7,407)	$700,460
Net loss	—	—	(3,597)	—	—	(3,597)
Other comprehensive income	—	—	—	—	226	226
Tax withholdings on equity award vesting	—	—	—	(1,477)	—	(1,477)
Stock compensation expense	—	3,072	—	—	—	3,072
Shares issued under equity incentive plan, net of forfeitures	—	(9,519)	—	9,519	—	—
Balance, March 31, 2025	$1,409	$1,100,345	$(181,105)	$(214,784)	$(7,181)	$698,684
Net income	—	—	5,986	—	—	5,986
Other comprehensive income	—	—	—	—	6,343	6,343
Repurchases of common shares	—	—	—	(21,917)	—	(21,917)
Excise tax on repurchases of common shares	—	—	—	(151)	—	(151)
Stock compensation expense	—	3,395	—	—	—	3,395
Shares issued under equity incentive plan, net of forfeitures	—	(212)	—	259	—	47
Balance, June 30, 2025	$1,409	$1,103,528	$(175,119)	$(236,593)	$(838)	$692,387
Net loss	—	—	(79,255)	—	—	(79,255)
Other comprehensive loss	—	—	—	—	(3,033)	(3,033)
Repurchases of common shares	—	—	—	(5,540)	—	(5,540)
Excise tax on repurchases of common shares	—	—	—	(42)	—	(42)
Stock compensation expense	—	2,918	—	—	—	2,918
Shares issued under equity incentive plan, net of forfeitures	—	(842)	—	1,273	—	431
Balance, September 30, 2025	$1,409	$1,105,604	$(254,374)	$(240,902)	$(3,871)	$607,866

See accompanying notes to condensed consolidated financial statements.

ECOVYST INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$30,337	$(76,866)
Net loss from discontinued operations	4,462	73,939
Net income (loss) from continuing operations	34,799	(2,927)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	54,051	50,002
Amortization	9,387	8,014
Amortization of deferred financing costs and original issue discount	563	888
Foreign currency exchange loss	118	—
Deferred income tax provision	10,519	18,940
Net loss on asset disposals	3,365	4,047
Stock compensation	8,354	7,551
Other, net	(5,738)	(7,200)
Working capital changes that provided (used) cash:
Receivables	(22,048)	(20,391)
Inventories	(9,357)	(3,106)
Prepaids and other current assets	(1,396)	368
Accounts payable	13,926	14,600
Accrued liabilities	(15,858)	6,210
Net cash provided by operating activities, continuing operations	80,685	76,996
Net cash (used in) provided by operating activities, discontinued operations	(4,174)	21,551
Net cash provided by operating activities	76,511	98,547

Cash flows from investing activities:
Purchases of property, plant and equipment	(72,663)	(51,596)
Payment for business divestiture	(11,247)	—
Business combinations	(178,533)	(41,315)
Net cash used in investing activities, continuing operations	(262,443)	(92,911)
Net cash used in investing activities, discontinued operations	—	(15,549)
Net cash used in investing activities	(262,443)	(108,460)

	Nine months ended September 30,
	2026	2025
Cash flows from financing activities:
Issuance of long-term debt, net of original issue discount and financing fees	100,000	870,817
Repayments of long-term debt	—	(877,365)
Repurchases of common shares	(38,776)	(27,457)
Tax withholdings on equity award vesting	(1,253)	(1,477)
Other, net	213	456
Net cash provided by (used in) financing activities, continuing operations	60,184	(35,026)
Net cash used in financing activities, discontinued operations	—	(2,433)
Net cash provided by (used in) financing activities	60,184	(37,459)

Effect of exchange rate changes on cash and cash equivalents	(238)	467
Net change in cash and cash equivalents	(125,986)	(46,905)
Cash and cash equivalents at beginning of period	197,193	146,013
Cash and cash equivalents at end of period	$71,207	$99,108
Less: cash, cash equivalents, and restricted cash of discontinued operations	—	(17,132)
Cash, cash equivalents and restricted cash at end of period of continuing operations	$71,207	$81,976

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
The Company has a uniquely positioned specialty business which provides regenerated sulfuric acid to the North American refining industry for the production of alkylate and provides high quality and high strength virgin sulfuric acid for industrial and mining applications. Ecovyst also provides chemical waste handling and treatment services, as well as ex-situ catalyst activation services for the refining and petrochemical industry. As a result of the June 30, 2026 acquisition of the Calabrian sulfur dioxide and sulfur derivatives business, the Company further expanded its product offering into sulfur dioxide, sodium bisulfite, sodium thiosulfate and sodium metabisulfite products for mining, water treatment, energy and other specialty applications, including food and pharmaceuticals (see Note 8 for more information on this transaction).
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
Accounting Standards Not Yet Adopted
In November 2024, the FASB issued guidance requiring public business entities (“PBEs”) to disclose additional information on the nature of certain expenses presented in the income statement. The new guidance requires tabular disclosure of significant expense categories and qualitative descriptions for amounts not disaggregated from relevant expense categories. PBEs are required to define selling expenses and disaggregate the components. The new guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The requirements must be applied prospectively; however, PBEs have the option to apply the guidance retrospectively. The disclosure will be implemented as required for the fiscal year ended December 31, 2027. The Company is currently evaluating the impact of this guidance.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
In September 2025, the FASB issued guidance which is intended to modernize the accounting for the costs of internal-use software. The amendments remove all references to prescriptive and sequential development stages and, instead, require an entity to start capitalizing software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. The new guidance is effective for fiscal years beginning after December 15, 2027 and interim periods within, with early adoption permitted. PBEs have the option to apply the guidance prospectively or retrospectively. The Company is currently evaluating the impact of this guidance.
In May 2026, the FASB issued guidance which establishes accounting requirements for environmental credit assets and environmental credit obligations. The new guidance introduces a comprehensive model that establishes recognition, measurement, presentation, and disclosure requirements for environmental credits and, when applicable, compliance obligations that may be settled by using environmental credits. The new guidance is effective for fiscal years beginning after December 15, 2027 and interim periods within, with early adoption permitted. The requirements must be applied retrospectively. The disclosure will be implemented as required for the fiscal year beginning January 1, 2028. The Company is currently evaluating the impact of this guidance.
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
In accordance with the Company’s agreement with the Buyer regarding the determination of the final purchase price, a $3,750 post-closing purchase price adjustment was recorded during the quarter ended June 30, 2026, which reflects an adjusted purchase price of $559,596. During the three months ended September 30, 2026, the Company made a payment to the buyer for $11,247, representing the net working capital adjustment to the sale price. The Company classified the payment within net cash used in investing activities in the condensed consolidated statements of cash flows.
The following table summarizes the results of discontinued operations related to the Advanced Materials & Catalysts business for the three and nine months ended September 30, 2025:

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Sales	$21,609	$64,760
Cost of goods sold	14,802	41,874
Gross profit	6,807	22,886
Selling, general and administrative expenses	4,471	14,367
Impairment of assets held for sale	83,898	83,898
Other operating expense, net	4,217	8,298
Operating loss	(85,779)	(83,677)
Equity in net (income) from affiliated companies	(2,261)	(13,104)
Interest expense, net (1)	2,614	7,929
Other (income) expense, net	(31)	364
Loss from discontinued operations before income taxes	(86,101)	(78,866)
Provision for income taxes	(6,661)	(4,927)
Loss from discontinued operations, net of tax	$(79,440)	$(73,939)
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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
During the three months ended September 30, 2026, the Company incurred a net loss from discontinued operations, net of tax of $199, primarily driven by transaction costs of $278.
During the nine months ended September 30, 2026, the Company incurred a net loss from discontinued operations, net of tax of $4,462, primarily driven by transaction costs of $1,365 and the $3,750 post-closing purchase price adjustment.
Upon the close of the transaction, the Company entered into a transition services agreement with the Buyer pursuant to which the buyer is receiving certain services to provide for the orderly transition of various functions and processes after the closing of the transaction. The services under the transition services agreement include information technology, accounting, tax, financial services, human resources and other administrative support services. These services are being provided at cost for a period of 10 months, with the ability to extend the initial term up to two extensions, the first of which shall not exceed two months and the second shall not exceed one month. The Company invoiced $448 and $1,962 pursuant to the transition services agreement to the Buyer during the three and nine months ended September 30, 2026, respectively.
The disposal group included the Company’s investment in an affiliated company, which was historically accounted for under the equity method. The following table provides summarized financial information of the combined investments in affiliated companies that were included within the divested business unit:

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Sales	$79,128	$237,238
Gross profit	16,180	58,132
Operating income	5,803	28,053
Net income	5,463	29,190
Certain administrative services are provided to the affiliated company by the Company. The Company charged $576 and $1,728 for the three and nine months ended September 30, 2025, respectively, which were included in selling, general and administrative expenses in the condensed consolidated statements of income (loss).
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
• Sulfur dioxide for mining, water treatment and surfactant manufacturing
• Sodium bisulfite and sodium thiosulfate for water treatment and food preservatives
• Sodium metabisulfite for water treatment, mining and food preservatives
• Aluminum sulfate and ammonium bisulfite

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following table disaggregates the Company’s sales by key products and services, for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Regenerated sulfuric acid and treatment services(1)	$106,774	$99,157	$303,654	$271,192
Virgin sulfuric acid	162,903	96,430	413,390	226,641
Catalyst activation and sulfur dioxide & derivatives	38,959	9,320	56,506	26,249
Total sales	$308,636	$204,907	$773,550	$524,082

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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Fair value on a recurring basis
The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 12)	$4,829	$—	$4,829	$—
Derivative liabilities:
Interest rate caps (Note 12)	$—	$—	$—	$—

	December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Interest rate caps (Note 12)	$1,312	$—	$1,312	$—
Derivative liabilities:
Interest rate caps (Note 12)	$1,237	$—	$1,237	$—
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
As of September 30, 2026, the Company had interest rate caps that were fair valued using Level 2 inputs. In addition, the Company applies a credit valuation adjustment to reflect credit risk which is calculated based on credit default swaps. To the extent that the Company’s net exposure under a specific master agreement is an asset, the Company utilizes the counterparty’s default swap rate. If the net exposure under a specific master agreement is a liability, the Company utilizes a default swap rate comparable to Ecovyst. The credit valuation adjustment is added to the discounted fair value to reflect the exit price that a market participant would be willing to receive to assume the Company’s liabilities or that a market participant would be willing to pay for the Company’s assets.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
6. Stockholders' Equity:
Accumulated Other Comprehensive Income (Loss)
The following tables present the tax effects of each component of other comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three months ended September 30,
	2026			2025
	Pre-tax amount	Tax benefit/(expense)	After-tax amount	Pre-tax amount	Tax benefit/(expense)	After-tax amount
Net loss from defined benefit and postretirement plans	$(1)	$—	$(1)	$(1)	$—	$(1)
Net gain (loss) from hedging activities	1,807	(452)	1,355	(1,817)	454	(1,363)
Foreign currency translation	75	—	75	(1,669)	—	(1,669)
Other comprehensive income (loss)	$1,881	$(452)	$1,429	$(3,487)	$454	$(3,033)

	Nine months ended September 30,
	2026			2025
	Pre-tax amount	Tax benefit/ (expense)	After-tax amount	Pre-tax amount	Tax benefit/ (expense)	After-tax amount
Net gain from defined benefit and postretirement plans	$327	$(82)	$245	$224	$(55)	$169
Net gain (loss) from hedging activities	4,448	(1,112)	3,336	(10,769)	2,692	(8,077)
Foreign currency translation	75	—	75	11,444	—	11,444
Other comprehensive income	$4,850	$(1,194)	$3,656	$899	$2,637	$3,536

The following tables present the changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax, by component for the nine months ended September 30, 2026 and 2025, respectively:

	Defined benefit and other postretirement plans	Net gain (loss) from hedging activities	Foreign currency translation	Total
December 31, 2025	$2,450	$821	$—	$3,271
Other comprehensive income before reclassifications	267	4,257	75	4,599
Amounts reclassified from AOCI(1)	(22)	(921)	—	(943)
Net current period other comprehensive income	245	3,336	75	3,656
September 30, 2026	$2,695	$4,157	$75	$6,927

December 31, 2024	$1,467	$9,902	$(18,776)	$(7,407)
Other comprehensive income (loss) before reclassifications	172	(3,378)	11,444	8,238
Amounts reclassified from AOCI(1)	(3)	(4,699)	—	(4,702)
Net current period other comprehensive income (loss)	169	(8,077)	11,444	3,536
September 30, 2025	$1,636	$1,825	$(7,332)	$(3,871)

(1)See the following table for details about these reclassifications. Amounts in parentheses indicate debits.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following table presents the reclassifications out of AOCI for the three and nine months ended September 30, 2026 and 2025, respectively:

Details about AOCI Components	Amounts reclassified from AOCI(1)				Affected line item where income is presented
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Amortization of defined benefit and other postretirement items:
Net loss	$—	$1	$30	$4	Other expense, net(2)
Tax benefit	—	—	(8)	(1)	Provision for income taxes
Net of tax	$—	$1	$22	$3

Gains and losses on cash flow hedges:
Interest rate caps	$553	$2,041	$1,228	$6,266	Interest expense
Tax benefit	(138)	(510)	(307)	(1,567)	Provision for income taxes
Net of tax	$415	$1,531	$921	$4,699

Total reclassifications for the period, net of tax	$415	$1,532	$943	$4,702

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
During the nine months ended September 30, 2026, the Company repurchased 3,490,180 shares on the open market at an average price of $11.01 per share, for a total of $38,424, excluding brokerage commissions and accrued excise tax. During the nine months ended September 30, 2026, the Company accrued $293 of excise tax related to these repurchases, net of shares issued under the Company’s equity incentive program (see Note 17 to these condensed consolidated financial statements). As of September 30, 2026, $143,783 was available for share repurchases under the program.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Tax Withholdings on Equity Award Vesting
In connection with the vesting of restricted stock awards (“RSA” or “RSAs”), restricted stock units (“RSU” or “RSUs”) and performance stock units (“PSU” or “PSUs”), shares of common stock may be delivered to the Company by employees to satisfy withholding tax obligations at the instruction of the employee award holders. These transactions, when they occur, are accounted for as stock repurchases by the Company, with the shares returned to treasury stock at a cost representing the payment by the Company of the tax obligations on behalf of the employees in lieu of shares for the vesting event. There were 121,608 and 189,446 shares delivered to the Company to cover tax payments for the nine months ended September 30, 2026 and 2025, respectively, and the fair value of those shares withheld were $1,253 and $1,477 for the nine months ended September 30, 2026 and 2025, respectively.
7. Goodwill:
The change in the carrying amount of goodwill for the nine months ended September 30, 2026 is summarized as follows:

Balance as of December 31, 2025	$326,744
Goodwill recognized (Note 8)	72,832
Foreign exchange impact	(32)
Balance as of September 30, 2026	$399,544

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
During the nine months ended September 30, 2026, the Company did not identify any events or circumstances that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying value.
8. Acquisitions:
Calabrian
On June 30, 2026 (the “Closing Date”), the Company completed its acquisition of the Calabrian sulfur dioxide and sulfur derivatives business ("Calabrian") from INEOS Calabrian Holdings Limited and INEOS Calabrian Canada Holdings Limited (the “Sellers”) for a purchase price of $190,000 subject to certain adjustments including indebtedness, cash, and working capital, pursuant to the share purchase agreement (the “Calabrian Acquisition”). The Company paid $183,286 in cash after certain customary adjustments for indebtedness, working capital and $4,753 of cash acquired at the closing of the transaction. As of September 30, 2026, the Company recorded a $986 adjustment to increase the estimated purchase price.
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

	Preliminary Purchase Price Allocation	Adjustments	Purchase Price Allocation
Cash paid, net of cash acquired	$178,533	$986	$179,519

Recognized amounts of identifiable net assets acquired:
Accounts receivable	$13,997	$—	$13,997
Inventories	2,525	372	2,897
Property, plant and equipment	44,955	5,208	50,163
Right-of-use lease assets	8,287	(913)	7,374
Other intangible assets	81,600	(6,100)	75,500
Other long-term assets	107	—	107
Fair value of assets acquired	151,471	(1,433)	150,038
Accounts payable	5,516	—	5,516
Accrued liabilities	1,658	—	1,658
Operating lease liabilities—current	2,000	(244)	1,756
Deferred income taxes	28,911	(198)	28,713
Operating lease liabilities—noncurrent	6,377	(669)	5,708
Fair value of identifiable net assets acquired	107,009	(322)	106,687
Goodwill	71,524	1,308	72,832
Total purchase price allocated	$178,533	$986	$179,519

The purchase price allocation was updated during the third quarter of 2026 for certain adjustments based on revised estimates of fair value as shown above. Adjustments to the preliminary amounts during the measurement period that result in changes to depreciation, amortization or other income effects will be recognized in the reporting period(s) in which the adjustments are determined.
In accordance with the requirements of the purchase method of accounting for acquisitions, accounts receivable, inventories and other working capital balances were recorded at fair market value. As of the Closing Date, the fair value of accounts receivable and other working capital balances approximated historical cost. Fair value of inventory is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. The gross contractual amount of accounts receivable at the Closing Date was $13,997, of which there was no amount deemed uncollectible.
Property, plant and equipment is mostly comprised of land, buildings, machinery and equipment (including furniture and fixtures) and construction in process. The preliminary estimated fair value of property, plant and equipment was primarily determined using a cost approach. The key assumptions of the cost approach include replacement cost (new), physical deterioration, economic useful life, remaining useful life, age and effective age.
The fair value measurements of the identified intangible assets were based primarily on significant unobservable inputs and thus represent a Level 3 measurement as defined in ASC 820 - Fair Value Measurement. Definite-lived intangible assets consist primarily of developed technology and customer relationships. The acquired trade names are expected to have an indefinite useful life. The preliminary developed technology and trade names intangible assets’ fair values were determined utilizing the relief-from-royalty method. The preliminary customer relationships intangible assets' fair value was determined using the excess earnings method. Key assumptions used in estimating future cash flows included projected short-term revenue growth rates, EBITDA margins, discount rates, royalty rates, customer attrition rates, contributory asset charges and obsolescence rates among others.

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
The valuation of intangibles assets acquired and the related weighted-average amortization period are as follows:

	Amount	Weighted-Average Expected Useful Life (in years)
Intangible assets subject to amortization:
Developed technology	$20,800	15
Customer relationships	47,600	12.5
Total intangible assets subject to amortization	$68,400

Indefinite-lived intangible assets:
Trade names	$7,100
The unaudited pro forma financial information is presented in the table below for the three and nine months ended September 30, 2026 and 2025, respectively, as if the Calabrian Acquisition had occurred on January 1, 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Sales	$308,636	$229,609	$827,953	$596,978
Net income (loss)	$20,038	$(77,979)	$42,345	$(84,127)

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
Net sales attributable to Calabrian for the three and nine months ended September 30, 2026 were $29,132. Net income attributable to Calabrian was not material to the results of the Company for the three and nine months ended September 30, 2026. Acquisition and integration costs were $1,917 and $11,188 for the three and nine months ended September 30, 2026, respectively, and are included in other operating expense, net in the Company’s condensed consolidated statements of income (loss).
Upon the close of the transaction, the Company entered into a transition services agreement with affiliates of the Sellers pursuant to which the Company is receiving certain services to provide for the orderly transition of various functions and processes after the closing of the transaction. The services under the transition services agreement include information technology, tax and other administrative support services. These services are being provided at cost for a period up to 9 months, with the ability to extend the initial term. Charges incurred by the Company pursuant to the transition services agreement during the three and nine months ended September 30, 2026 were not material.

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

In accordance with the requirements of the purchase method of accounting for acquisitions, accounts receivable and inventories were recorded at fair market value. As of the Cornerstone Acquisition Closing Date, the fair value of accounts receivable approximated historical cost. The gross contractual amount of accounts receivable at the Cornerstone Acquisition Closing Date was $9,991, of which there was no amount deemed uncollectible. Fair value of inventory is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity.
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
There were no acquisition and integration costs for the three months ended September 30, 2026. Acquisition and integration costs for the nine months ended September 30, 2026 were $576, and are included in other operating expense, net in the Company’s condensed consolidated statements of income (loss). Acquisition and integration costs for the three and nine months ended September 30, 2025 were $1,315 and $4,070, respectively, and are included in other operating expense, net in the Company’s condensed consolidated statements of income (loss).
The Company entered into an agreement with Cornerstone to lease the land where the acquired assets are located for a 7-year term plus renewal options. Additionally, Cornerstone will charge the Company for site services and utilities for the location.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
9. Other Operating Expense, Net:
A summary of other operating expense, net is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Amortization expense	$3,471	$2,130	$7,764	$6,390
Transaction and other related costs	928	554	10,303	2,845
Restructuring, integration and business optimization costs	3,569	1,764	4,743	2,931
Net loss on asset disposals	740	3,630	3,365	4,047
Other, net	333	64	749	2,279
Total other operating expense, net	$9,041	$8,142	$26,924	$18,492

10. Inventories, Net:
Inventories, net are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) or average cost method. The components of inventories, net consist of the following:

	September 30, 2026	December 31, 2025
Finished products and work in process	$28,525	$21,781
Raw materials	10,505	5,022
Total inventories, net	$39,030	$26,803

11. Long-term Debt:
The summary of long-term debt is as follows:

	September 30, 2026	December 31, 2025
2026 Term Loan Facility	$497,088	$397,088
ABL Facility	—	—
Total debt	497,088	397,088
Original issue discount	(2,546)	(2,886)
Deferred financing costs	(1,399)	(1,621)
Total long-term debt, net of original issue discount and deferred financing costs	$493,143	$392,581

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
The Company evaluated the terms of the amendment in accordance with ASC 470-50 Debt - Modification and Extinguishment and determined that the amendment was a modification of debt. As a result, the Company recorded $960 of third-party financing costs within debt modification and extinguishment costs in the condensed consolidated statements of income (loss) for the nine months ended September 30, 2025. No original issue discount was paid in relation to the amendment.

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
The Company evaluated the terms of the amendment in accordance with ASC 470-50 Debt - Modification and Extinguishment and determined that the amendment was a modification of debt. As a result, the Company recorded $978 of third-party financing costs within debt modification and extinguishment costs in the condensed consolidated statements of income (loss) for the nine months ended September 30, 2026. No original issue discount was paid in relation to the amendment.
The interest rate on the 2026 Term Loan Facility was 5.82% as of September 30, 2026.
ABL Facility
The borrowings under the senior secured asset-based lending revolving credit facility as amended April 10, 2025 (“ABL Facility”) bear interest at a rate equal to an adjusted Term SOFR or the base rate plus a margin of between 1.25% to 1.75% or 0.25% to 0.75%, respectively. The interest rate on the ABL Facility was 7.25% as of September 30, 2026.
Fair Value of Debt
The fair value of a financial instrument is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of September 30, 2026 and December 31, 2025, the fair value of the Company’s term loan facility was $497,088 and $396,591, respectively. The fair value is classified as Level 2 based upon the fair value hierarchy (see Note 5 to these condensed consolidated financial statements for further information on fair value measurements).
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
Use of Derivative Financial Instruments to Manage Interest Rate Risk
The Company is exposed to fluctuations in interest rates on its senior secured credit facilities. Changes in interest rates will not affect the market value of such debt but will affect the Company’s interest payments over the term of the loans. Likewise, an increase in interest rates could have a material impact on the Company’s condensed consolidated statements of cash flows. The Company hedges the interest rate fluctuations on debt obligations through interest rate cap agreements. The Company records these agreements at fair value as assets or liabilities in the condensed consolidated balance sheets. As the derivatives are designated and qualify as cash flow hedges, the gains or losses on the interest rate cap agreements are recorded in stockholders’ equity as a component of other comprehensive income (loss), net of tax. Reclassifications of the gains and losses on the interest rate cap agreements into earnings are recorded as part of interest expense in the condensed consolidated statements of income (loss) as the Company makes its interest payments on the hedged portion of its senior secured credit facilities. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following table provides a summary of the Company’s interest rate cap agreements:

Financial instrument	Number of instruments	In effect as of September 30, 2026	Current notional amount of instruments in effect	Annuitized premium of instruments in effect	Cap rate in effect for all agreements at September 30, 2026
Interest rate caps	2	2	$650,000	$23,332	1.00%

The current notional amounts of the two interest rate cap agreements in effect at September 30, 2026 are $450,000 and $200,000. The Company entered into a $450,000 interest rate cap agreement to mitigate interest rate volatility from November 2025 to October 2026 and a $200,000 interest rate cap agreement to mitigate interest rate volatility from August 2026 to July 2028.
The Company had a $175,000 interest rate cap agreement to mitigate interest rate volatility from August 2024 to July 2026.
In October 2026, the Company entered into an interest rate cap agreement to mitigate interest rate volatility with a cap rate of 3.00% and a notional amount of $150,000 from October 2026 to January 2028, $200,000 from July 2028 to January 2029, and $100,000 from January 2029 to January 2030.
The fair values of derivative instruments held as of September 30, 2026 and December 31, 2025, respectively, are shown below:

	Balance sheet location	September 30, 2026	December 31, 2025
Derivative assets
Derivatives designated as cash flow hedges:
Interest rate caps	Prepaid and other current assets	$1,753	$446
Interest rate caps	Other long-term assets	2,905	—
		4,658	446
Derivative not designated as hedging instrument:
Interest rate caps	Prepaid and other current assets	171	866
Total derivative assets		$4,829	$1,312

Derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate caps	Accrued liabilities	$—	$841
Interest rate caps	Other long-term liabilities	—	396
Total derivative liabilities		$—	$1,237

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges on AOCI and the condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2026 and 2025, respectively:

	Amount of gain (loss) recognized in OCI
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest rate caps	$2,360	$224	$5,676	$(4,503)

	Amount of loss reclassified from AOCI
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest rate caps	$(553)	$(2,041)	$(1,228)	$(6,266)

	Amount of loss reclassified into income
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest rate caps	$553	$2,041	$1,228	$6,266

The following table shows the total amounts in the line items presented in the condensed consolidated statements of income (loss) in which the effects of derivatives designated as cash flow hedges are recorded for the three and nine months ended September 30, 2026 and 2025, respectively:

		Three months ended September 30,
	Location of gain (loss) recognized in income on cash flow hedging relationships	2026	2025
Interest rate caps	Interest expense, net	$(6,221)	$(8,555)

		Nine months ended September 30,
	Location of gain (loss) recognized in income on cash flow hedging relationships	2026	2025
Interest rate caps	Interest expense, net	$(12,857)	$(25,367)
The amount of net unrealized gains in AOCI related to the Company’s cash flow hedges that is expected to be reclassified to the condensed consolidated statements of income (loss) over the next twelve months is $2,297 as of September 30, 2026.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
13. Income Taxes:
In September 2026, the Company purchased approximately $23,000 of transferable federal Clean Fuel Production tax credits generated during the 2025 tax year under Section 45Z of the Internal Revenue Code of 1986, as amended (“Clean Fuel Production Tax Credits”) for a cash purchase price of approximately $21,200. The resulting discount of approximately $1,800 is recognized as a reduction of income tax expense as the related credits are utilized.
The effective income tax rate for the three months ended September 30, 2026 was 19.9%, compared to 99.1% for the three months ended September 30, 2025. The effective income tax rate for the nine months ended September 30, 2026 was 26.2%, compared to 117.2% for the nine months ended September 30, 2025. The Company’s effective income tax rates for the three and nine months ended September 30, 2026 and 2025, respectively, fluctuated primarily due to the revaluation of deferred tax assets and liabilities and the change in valuation allowance as a result of the Advanced Materials & Catalysts divestiture in the prior year.
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
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the nine months ended September 30, 2026 was primarily attributable to state and local taxes, a stock compensation tax shortfall, non-deductible transaction costs associated with the Calabrian Acquisition, a benefit from the remeasurement of state deferred tax assets and liabilities resulting from changes in the Company's expected state apportionment profile following the Calabrian Acquisition, and the partial recognition of the purchase discount on the Clean Fuel Production Tax Credits.
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
14. Benefit Plans:
The following table presents the components of net periodic (benefit) expense for the Company-sponsored defined benefit pension plan, which cover certain employees and retirees located in the U.S.:
Defined Benefit Pension Plans

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest cost	$781	$818	$2,353	$2,460
Expected return on plan assets	(830)	(809)	(2,497)	(2,426)
Settlement gain	—	—	(28)	(1)
Net periodic (benefit) expense	$(49)	$9	$(172)	$33

Net periodic (benefit) expense for the Company-sponsored postretirement benefit plan was not material for the three and nine months ended September 30, 2026 and 2025. All components of net periodic (benefit) expense are presented within other expense (income), net in the Company’s condensed consolidated statements of income (loss).
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
17. Stock-Based Compensation:
The Company has an equity incentive plan under which it grants common stock awards to employees, directors and affiliates of the Company. At September 30, 2026, 7,129,344 shares of common stock were available for issuance under the plan. The Company settles these awards through the issuance of treasury shares under its equity incentive plan. The Company has granted RSAs, RSUs and PSUs as part of its equity incentive compensation program.
Modifications
The cumulative Adjusted EBITDA goals for the outstanding PSUs with performance periods from January 1, 2024 through December 31, 2026, and January 1, 2025 through December 31, 2027 included anticipated contributions from the Advanced Materials & Catalysts business and ceased to provide meaningful metrics on which the Company’s performance during the remainder of the performance periods could be assessed. During the quarter ended March 31, 2026, the Compensation Committee of the Company’s Board (“Compensation Committee”) determined that the cumulative Adjusted EBITDA goals from January 1, 2026 onwards would be adjusted based on applying the original growth rates at threshold, target and maximum to the 2025 continuing operations Adjusted EBITDA. Actual performance will be similarly calculated following the conclusion of the three-year performance periods. No adjustments were made to the three-year relative total shareholder return (“TSR”) goals. The modifications resulted in incremental stock-based compensation expense during the nine months ended September 30, 2026 which was not material.
Restricted Stock Awards, Restricted Stock Units and Performance Stock Units
RSU
During the nine months ended September 30, 2026, the Company granted 682,526 RSUs under its equity incentive plan. Each RSU provides the recipient with the right to receive a share of common stock subject to graded vesting terms based on service, which for the awards granted during the nine months ended September 30, 2026, generally requires approximately one year of service for members of the Company’s Board and approximately three years of service for employees. The value of the RSUs granted during the nine months ended September 30, 2026 was based on the average of the high and low trading prices of the Company’s common stock on the NYSE on the preceding trading day, in accordance with the Company’s policy for valuing such awards. Compensation expense related to the RSUs is recognized on a straight-line basis over the respective vesting period.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
PSU
2026 Grants
During the nine months ended September 30, 2026, the Company granted 351,870 PSUs (at target) under its equity incentive plan. The PSUs granted during the nine months ended September 30, 2026 provide the recipients with the right to receive shares of common stock dependent on 50% of a Company-specific financial performance target and 50% on the relative increase in the TSR goal (“the Performance measures”). The Performance measures are measured independently of each other, but achievement of both metrics is measured on the same three-year performance period from January 1, 2026 through December 31, 2028 (“Performance period”). Depending on the Company’s performance relative to the Performance measures, each PSU award recipient is eligible to receive a percentage of the target number of shares granted to the recipient, ranging from zero to 200%. The PSUs, to the extent earned, will vest on the date the Compensation Committee certifies the achievement of the Performance measures for the Performance period, which will occur subsequent to the end of the Performance period and after the Company files its annual consolidated financial statements for the year ending December 31, 2028.
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
The Company used a Monte Carlo simulation to estimate the $15.61 weighted average fair value of the awards granted, subject to the TSR goal during the nine months ended September 30, 2026, with the following weighted average assumptions:

Expected dividend yield	—%
Risk-free interest rate	3.57%
Expected volatility	40.00%
Expected term (in years)	2.90

2023 Grants
In March 2026, the Compensation Committee certified the achievement of the performance metrics for the three-year period ended December 31, 2025, related to the PSUs granted during the year ended December 31, 2023. The PSUs granted during the year ended December 31, 2023 provide the recipients with the right to receive shares of common stock dependent on the achievement of a TSR goal and are generally subject to the provision of service through the vesting date of the award. The TSR goal was based on the Company’s actual TSR percentage increase over the performance period. The awards vested during the nine months ended September 30, 2026 with no percentage of the TSR goal earned.
Award Activity
The following table summarizes the activity for the Company’s RSUs and PSUs for the nine months ended September 30, 2026:

	Restricted Stock Units		Performance Stock Units
	Number of units	Weighted average grant date fair value (per share)	Number of units		Weighted average grant date fair value (per share)
Nonvested as of December 31, 2025	1,464,131	$8.45	1,491,514	(1)	$10.86
Granted	682,526	$10.51	351,870		$12.96
Vested	(947,772)	$8.62	—		$—
Forfeited	(119,074)	$9.34	(639,412)		$12.41
Nonvested as of September 30, 2026	1,079,811	$9.50	1,203,972	(1)	$10.65

(1)Based on target.

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
During the nine months ended September 30, 2026, the Company did not grant any RSAs. Cash proceeds received by the Company from the exercise of stock options were not material for the nine months ended September 30, 2026.
Stock-Based Compensation Expense
For the three months ended September 30, 2026 and 2025, stock-based compensation expense for the Company included in continuing operations was $2,423 and $2,271, respectively. The associated income tax benefit based on the applicable statutory rate recognized in the condensed consolidated statements of income (loss) for the three months ended September 30, 2026 and 2025 was $657 and $620, respectively.
For the nine months ended September 30, 2026 and 2025, stock-based compensation expense for the Company included in continuing operations was $8,354 and $7,551, respectively. The associated income tax benefit based on the applicable statutory rate recognized in the condensed consolidated statements of income (loss) for the nine months ended September 30, 2026 and 2025 was $2,266 and $2,063, respectively.
As of September 30, 2026, unrecognized compensation cost of $6,316 for RSUs and $5,254 for PSUs are considered probable of vesting and the weighted-average period over which these costs are expected to be recognized at September 30, 2026 was 1.73 years for the RSUs and 1.96 years for the PSUs.
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
The reconciliation from basic to diluted weighted average shares outstanding is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Weighted average shares outstanding – Basic	109,450,632	113,901,834	109,862,635	115,943,873
Dilutive effect of unvested common shares and RSUs with service conditions, PSUs considered probable of vesting and assumed stock option exercises and conversions	1,179,200	967,439	1,220,311	—
Weighted average shares outstanding – Diluted	110,629,832	114,869,273	111,082,946	115,943,873

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

ECOVYST INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(unaudited)
Basic and diluted income per share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) from continuing operations	$18,357	$185	$34,799	$(2,927)
Net loss from discontinued operations, net of tax	(199)	(79,440)	(4,462)	(73,939)
Net income (loss)	$18,158	$(79,255)	$30,337	$(76,866)

Denominator:
Weighted average shares outstanding – Basic	109,450,632	113,901,834	109,862,635	115,943,873
Weighted average shares outstanding – Diluted	110,629,832	114,869,273	111,082,946	115,943,873

Net income (loss) per share:
Basic income (loss) per share - continuing operations	$0.17	$—	$0.32	$(0.03)
Diluted income (loss) per share - continuing operations	$0.17	$—	$0.31	$(0.03)
Basic loss per share - discontinued operations	$—	$(0.70)	$(0.04)	$(0.64)
Diluted loss per share - discontinued operations	$—	$(0.69)	$(0.04)	$(0.64)
Basic income (loss) per share	$0.17	$(0.70)	$0.28	$(0.66)
Diluted income (loss) per share	$0.16	$(0.69)	$0.27	$(0.66)
The table below presents the details of the Company’s weighted average equity-based awards outstanding during each respective period that were excluded from the calculation of diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Anti-dilutive RSUs and PSUs	156,344	725,217	245,378	596,900
Anti-dilutive stock options	367,100	367,100	—	367,100
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
(Dollars in thousands, except share and per share amounts)
(unaudited)
19. Supplemental Cash Flow Information:
The following table presents supplemental cash flow information for the Company, which includes activity from both continuing and discontinued operations, except for operating leases which is continuing operations only:

	Nine months ended September 30,
	2026	2025
Cash paid during the period for:
Income taxes, net of refunds(1)	$29,980	$9,957
Interest(2)	15,607	34,643
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the period end	611	1,491
Non-cash financing activity:
Accrued excise tax on share repurchases (Note 6)	293	193
Right-of-use assets obtained in exchange for new lease liabilities (non-cash):
Operating leases	13,579	15,094

(1)Cash paid for income taxes, net of refunds for the nine months ended September 30, 2026 includes approximately $21,157 related to the purchase of transferable Clean Fuel Production Tax Credits (see Note 13 to these condensed consolidated financial statements for details).
(2)Cash paid for interest is shown net of capitalized interest and includes the cash received or paid on the Company’s interest rate cap agreements designated as cash flow hedges for the periods presented (see Note 12 to these condensed consolidated financial statements for details).
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
We are a leading provider of regenerated sulfuric acid to the North American refining industry for the production of alkylate, an essential gasoline component for lowering vapor pressure and increasing octane to meet stringent gasoline specifications and fuel efficiency standards. We are also a leading North American producer of high quality and high strength virgin sulfuric acid for industrial and mining applications. We also provide chemical waste handling and treatment services, as well as ex-situ catalyst activation services for the refining and petrochemical industry. As a result of the June 30, 2026 acquisition of the Calabrian sulfur dioxide and sulfur derivatives business (“Calabrian”), we expanded our product offering into the sulfur dioxide, sodium bisulfite, sodium thiosulfate and sodium metabisulfite product groups for mining, water treatment, energy and other specialty applications, including food and pharmaceuticals (see Note 8 for more information on this transaction).
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

Stock Repurchase Program
On April 27, 2022, our Board of Directors (the “Board”) approved a stock repurchase program that authorized the Company to purchase up to $450.0 million of the Company’s common stock over the four-year period from the date of approval (the “Stock Repurchase Program”). On October 30, 2025, the Board amended the Stock Repurchase Program to remove the limitation that all repurchases must be made within the four-year period from the date of original approval. For the nine months ended September 30, 2026, the Company repurchased 3,490,180 shares of its common stock on the open market at an average price of $11.01 per share, for a total cost of $38.4 million excluding brokerage commissions and accrued excise tax. As of September 30, 2026, $143.8 million was available for share repurchases under the program.
For the nine months ended September 30, 2025, the Company repurchased 3,536,364 shares of its common stock on the open market at an average price of $7.74 per share, for a total cost of $27.4 million excluding brokerage commissions and accrued excise tax.
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
Key Factors and Trends Affecting Operating Results and Financial Condition
Sales
Sales are made on both a purchase order basis and pursuant to long-term contracts. We continued to benefit from positive demand trends for our products and services in the majority of end uses we serve. Strong demand for refined products continued to support high refinery utilization rates, while more stringent gasoline standards and growing demand for premium gasoline to power higher-compression and turbo-charged engines continued to drive demand for alkylate and for our regenerated sulfuric acid product. In addition, demand for virgin sulfuric acid and sulfur dioxide across a wide range of industrial applications, including mining, remained favorable.

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
Results of Operations
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Highlights
The following is a summary of our financial performance for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
Sales
•Sales increased $103.7 million to $308.6 million. The increase in sales primarily reflects higher average selling prices from the pass-through effect of higher sulfur costs, favorable contractual pricing for regenerated sulfuric acid and increased volume of regenerated sulfuric acid, along with the contribution from the recently acquired Calabrian business, partially offset by lower pricing due to customer mix.
Gross Profit
•Gross profit increased $6.6 million to $58.7 million. The increase in gross profit was primarily due to higher sales volume and favorable net pricing, partially offset by higher manufacturing costs.
Operating Income
•Operating income increased by $0.9 million to $29.2 million. The increase in operating income reflects higher gross profit partially offset by higher selling, general and administrative expenses and higher other operating expense, net.

The following is our unaudited condensed consolidated statements of income (loss) and a summary of financial results for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,		Change
	2026	2025	$	%
	(in millions, except percentages)
Sales	$308.6	$204.9	$103.7	50.6%
Cost of goods sold	249.9	152.8	97.1	63.5%
Gross profit	58.7	52.1	6.6	12.7%
Gross profit margin	19.0%	25.4%
Selling, general and administrative expenses	20.4	15.7	4.7	29.9%
Other operating expense, net	9.1	8.1	1.0	12.3%
Operating income	29.2	28.3	0.9	3.2%
Operating income margin	9.5%	13.8%
Interest expense, net	6.2	8.6	(2.4)	(27.9)%
Other expense (income), net	0.1	(0.7)	0.8	114.3%
Income before income taxes	22.9	20.4	2.5	12.3%
Provision for income taxes	4.5	20.2	(15.7)	(77.7)%
Effective tax rate	19.9%	99.1%
Net income from continuing operations	18.4	0.2	18.2	NM
Net loss from discontinued operations, net of tax	(0.2)	(79.5)	79.3	(99.7)%
Net income (loss)	$18.2	$(79.3)	$97.5	123.0%

NM - Not meaningful.
Sales
Sales for the three months ended September 30, 2026 were $308.6 million, an increase of $103.7 million, or 50.6%, compared to sales of $204.9 million for the three months ended September 30, 2025. The increase in sales was due to higher average selling prices of $72.6 million, including the pass-through effect of higher sulfur costs of approximately $67 million, and higher overall sales volume of $31.1 million.
The increase in average selling prices primarily reflects the pass-through effect of higher sulfur costs and favorable contractual pricing for regenerated sulfuric acid, partially offset by customer mix. The increase in sales volume was driven by higher sales of regenerated sulfuric acid from strong demand and less customer downtime, along with the contribution from the recently acquired Calabrian business.
Gross Profit
Gross profit for the three months ended September 30, 2026 was $58.7 million, an increase of $6.6 million, or 12.7%, compared to $52.1 million for the three months ended September 30, 2025. The increase in gross profit was primarily driven by higher sales volume of $15.3 million, higher average selling prices of $5.6 million, exclusive of the approximately $67 million pass-through of higher sulfur costs, partially offset by $14.3 million of unfavorable overall variable and fixed manufacturing costs. The cost of sulfur is generally passed-through to customers at the same rate as incurred resulting in no material impact to gross profit.
The higher average selling prices were driven primarily by favorable regenerated sulfuric acid contractual pricing, partially offset by customer mix. The unfavorable manufacturing costs were driven by higher fixed manufacturing costs from the recently acquired Calabrian business, higher total turnaround costs, general inflation and higher transportation costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $20.4 million for the three months ended September 30, 2026, an increase of $4.7 million, as compared to $15.7 million for three months ended September 30, 2025. The increase in selling, general and administrative expenses was mainly driven by an increase in compensation-related expenses of $2.5 million and other expenses of $2.2 million.

Other Operating Expense, Net
Other operating expense, net for the three months ended September 30, 2026 was $9.1 million, an increase of $1.0 million, compared to $8.1 million for the three months ended September 30, 2025. The increase in other operating expense, net was mainly driven by an increase in transaction costs of $0.4 million, restructuring and integration costs of $1.8 million, amortization of $1.3 million, and other costs of $0.4 million, partially offset by a decrease in loss on asset disposal $2.9 million.
Interest Expense, Net
Interest expense, net for the three months ended September 30, 2026 was $6.2 million, a decrease of $2.4 million, as compared to $8.6 million for the three months ended September 30, 2025. The decrease in interest expense, net was primarily due to the year over year lower outstanding debt during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.
Other Expense (Income), Net
Other expense, net was $0.1 million for the three months ended September 30, 2026, compared to $0.7 million of other income, net for the three months ended September 30, 2025.
Provision For Income Taxes
The provision for income taxes for the three months ended September 30, 2026 was $4.5 million, compared to $20.2 million for the three months ended September 30, 2025. The effective income tax rate for the three months ended September 30, 2026 was 19.9%, compared to 99.1% for the three months ended September 30, 2025.
The Company's effective income tax rate was impacted by discrete tax items in both periods. For the three months ended September 30, 2026, discrete items primarily consisted of non-deductible transaction costs associated with the Calabrian Acquisition, and the partial recognition of the purchase discount on the Clean Fuel Production Tax Credits. For the three months ended September 30, 2025, discrete items primarily consisted of a stock compensation tax shortfall, tax impacts associated with the Advanced Materials & Catalysts divestiture and state tax refunds related to prior tax years.
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
The difference between the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the three months ended September 30, 2026 was primarily attributable to state and local taxes, non-deductible transaction costs associated with the Calabrian Acquisition, and the partial recognition of the purchase discount on the Clean Fuel Production Tax Credits.
Net Income From Continuing Operations
For the foregoing reasons, net income from continuing operations was $18.4 million for the three months ended September 30, 2026, compared to $0.2 million for the three months ended September 30, 2025.
Adjusted EBITDA
Adjusted EBITDA for the three months ended September 30, 2026 was $61.2 million, an increase of $3.7 million, or 6.4%, compared to $57.5 million for the three months ended September 30, 2025.
The increase in Adjusted EBITDA was primarily driven by higher sales volume and favorable net pricing, partially offset by higher planned fixed manufacturing costs. The higher sales volume was driven by higher sales of regenerated sulfuric acid as a result of strong demand, less customer down-time and the contribution from the recently acquired Calabrian business. Net pricing was favorable quarter over quarter, driven primarily by the beneficial contractual pricing for regenerated sulfuric acid. Higher fixed manufacturing costs were driven by the recently acquired Calabrian business, higher total turnaround costs, general inflation and higher transportation costs.

A reconciliation of net income from continuing operations to Adjusted EBITDA is as follows:

	Three months ended September 30,
	2026	2025
	(in millions)
Reconciliation of net income from continuing operations to Adjusted EBITDA
Net income from continuing operations	$18.4	$0.2
Provision for income taxes	4.5	20.2
Interest expense, net	6.2	8.6
Depreciation and amortization	23.3	20.7
EBITDA	52.4	49.7
Net loss on asset disposals(a)	0.7	3.6
Transaction and other related costs(b)	0.9	0.6
Equity-based compensation	2.4	2.3
Restructuring, integration and business optimization expenses(c)	3.6	1.8
Other(d)	1.2	(0.5)
Adjusted EBITDA(1)	$61.2	$57.5

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

Adjusted Net Income
Summarized Adjusted Net Income information is shown below in the following table:

	Three months ended September 30,
	2026			2025
	Pre-tax amount	Tax expense (benefit)	After-tax amount	Pre-tax amount	Tax expense (benefit)	After-tax amount
	(in millions)
Reconciliation of net income from continuing operations to Adjusted Net Income (1)(2)
Net income from continuing operations	$22.9	$4.5	$18.4	$20.4	$20.2	$0.2
Net loss on asset disposals(a)	0.7	0.2	0.5	3.6	0.9	2.7
Transaction and other related costs(b)	0.9	—	0.9	0.6	0.2	0.4
Equity-based compensation	2.4	0.5	1.9	2.3	0.6	1.7
Restructuring, integration and business optimization expenses(c)	3.6	0.9	2.7	1.8	0.5	1.3
Other(d)	1.2	0.3	0.9	(0.5)	(0.1)	(0.4)
Adjusted Net Income, including intraperiod allocation	31.7	6.4	25.3	28.2	22.3	5.9
Intraperiod allocation for restating discontinued operations(3)	—	—	—	—	(15.6)	15.6
Adjusted Net Income	$31.7	$6.4	$25.3	$28.2	$6.7	$21.5

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
(3)Due to reporting the Advanced Materials & Catalysts business as held for sale in discontinued operations, the estimated tax rate used to value deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) needs to be adjusted to remove the Advanced Materials & Catalysts rate. Additionally, the Company reassessed the realizability of its state deferred tax assets, including Kansas Investment Tax Credits and state Net Operating Losses. Due to changes in the Company’s state apportionment profile resulting from the Advanced Materials & Catalysts divestiture, it was determined that a portion of these deferred tax assets are no longer expected to be realized. Accordingly, the Company recorded a valuation allowance during the quarter to reflect the reduced expected benefit of these state tax attributes. Due to these revaluations being solely as a result of the Advanced Materials & Catalysts divestiture and a non-cash item, it is treated as an addback.
The adjustments to net income from continuing operations are shown net of applicable tax rates as determined by the calculation of our quarterly tax provision under interim financial reporting for the three months ended September 30, 2026 and September 30, 2025, except for equity-based compensation and transaction and other related costs. The tax effect of equity-based compensation is derived by removing the tax effect of any equity-based compensation expense disallowed as a result of its inclusion within Section 162(m) of the Internal Revenue Code of 1986, as amended, and adjusting for the tax effect of equity-based compensation windfalls and shortfalls recorded as discrete items. The tax effect of transaction and other related costs is derived by excluding the tax impact of non-deductible transaction costs associated with the Calabrian Acquisition, which are reflected as discrete items within the income tax provision.

Results of Operations
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Highlights
The following is a summary of our financial performance for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Sales
•Sales increased $249.5 million to $773.6 million. The increase in sales primarily reflects higher average selling prices from the pass-through effect of higher sulfur costs and favorable contractual pricing for regenerated sulfuric acid and higher sales volume of regenerated and virgin sulfuric acid, including the contribution from the acquired Waggaman, Louisiana location, and the contribution from the recently acquired Calabrian business.
Gross Profit
•Gross profit increased $33.6 million to $145.0 million. The increase in gross profit was primarily due to higher sales volume and higher average selling prices, partially offset by higher manufacturing costs.
Operating Income
•Operating income increased by $18.0 million to $61.1 million. The increase in operating income was due to an increase in gross profit, partially offset by higher selling, general and administrative expenses and other operating expense, net.

The following is our unaudited condensed consolidated statements of income (loss) and a summary of financial results for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,		Change
	2026	2025	$	%
	(in millions, except percentages)
Sales	$773.6	$524.1	$249.5	47.6%
Cost of goods sold	628.6	412.7	215.9	52.3%
Gross profit	145.0	111.4	33.6	30.2%
Gross profit margin	18.7%	21.2%
Selling, general and administrative expenses	56.9	49.8	7.1	14.3%
Other operating expense, net	27.0	18.5	8.5	45.9%
Operating income	61.1	43.1	18.0	41.8%
Operating income margin	7.9%	8.2%
Interest expense, net	12.9	25.3	(12.4)	(49.0)%
Debt modification and extinguishment costs	1.0	1.0	—	—%
Other expense (income), net	0.1	(0.3)	0.4	133.3%
Income before income taxes	47.1	17.1	30.0	175.4%
Provision for income taxes	12.3	20.0	(7.7)	(38.5)%
Effective tax rate	26.2%	117.2%
Net income (loss) from continuing operations	34.8	(2.9)	37.7	NM
Net loss from discontinued operations, net of tax	(4.5)	(74.0)	69.5	(93.9)%
Net income (loss)	$30.3	$(76.9)	$107.2	139.4%

NM - Not meaningful.
Sales
Sales for the nine months ended September 30, 2026 were $773.6 million, an increase of $249.5 million, or 47.6%, compared to sales of $524.1 million for the nine months ended September 30, 2025. The increase in sales reflects higher average selling prices of $169.8 million, including the pass-through effect of higher sulfur costs of approximately $154 million, and higher overall sales volume of $79.7 million.
Average selling prices were higher primarily due to the pass-through effect of higher sulfur costs and favorable contractual pricing for regenerated sulfuric acid. The increase in sales volume was driven by higher sales of regenerated sulfuric acid from strong demand and less customer downtime along with higher sales of virgin sulfuric acid due to increased customer demand and the contribution of sales volume from the Waggaman location and the recently acquired Calabrian business.
Gross Profit
Gross profit for the nine months ended September 30, 2026 was $145.0 million, an increase of $33.6 million, or 30.2%, compared to $111.4 million for the nine months ended September 30, 2025. The increase in gross profit was primarily driven by higher sales volume of $36.7 million and higher average selling prices of $15.8 million, exclusive of the approximately $154 million of higher sulfur costs, partially offset by higher overall variable and fixed manufacturing costs of $18.9 million, exclusive of the pass-through of sulfur costs. The cost of sulfur is generally passed-through to customers at the same rate as incurred resulting in no material impact to gross profit.
Higher manufacturing costs were driven by additional fixed costs from the Waggaman, Louisiana location and the recently acquired Calabrian business, higher total turnaround costs, general inflation and higher transportation costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2026 were $56.9 million, an increase of $7.1 million, compared to $49.8 million for the nine months ended September 30, 2025. The increase in selling, general and administrative expenses was mainly driven by an increase in stock compensation of $0.8 million, other compensation-related expenses of $3.7 million and other expenses of $2.6 million.

Other Operating Expense, Net
Other operating expense, net for the nine months ended September 30, 2026 was $27.0 million, an increase of $8.5 million, compared to $18.5 million for the nine months ended September 30, 2025. The increase in other operating expense, net was mainly driven by an increase in transaction costs of $7.5 million, restructuring and integration costs of $1.8 million and amortization of $1.4 million, partially offset by a decrease in loss on asset disposal of $0.7 million and in other costs of $1.5 million primarily related to lower tax consulting professional fees.
Interest Expense, Net
Interest expense, net for the nine months ended September 30, 2026 was $12.9 million, a decrease of $12.4 million, as compared to $25.3 million for the nine months ended September 30, 2025. The decrease in interest expense, net was primarily due to the year over year lower outstanding debt during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.
Debt Modification and Extinguishment Costs
Debt modification and extinguishment costs were $1.0 million for the nine months ended September 30, 2026 and 2025.
On June 30, 2026, we amended our existing senior secured term loan facility to, among other things, (a) incur an additional $100 million first lien incremental term loan as a fungible increase to the existing initial term loans and (b) make certain other changes to the existing Term Loan Credit Agreement, as amended. The incremental term loan bears interest at the same variable rate as the initial term loans, which is, at the option of the borrowers, either Term SOFR plus 2.00% per annum or ABR plus 1.00% per annum, and has an identical amortization schedule, maturity date, and collateral. The net proceeds of the incremental term loan were used to finance the Calabrian Acquisition. We evaluated the terms of the amendment in accordance with ASC 470-50 Debt - Modification and Extinguishment and determined that the amendment was a modification of debt. As a result, we recorded $1.0 million of third-party financing costs within debt modification and extinguishment costs in the condensed consolidated statements of income (loss) for the nine months ended September 30, 2026.
On January 30, 2025, we amended our existing senior secured term loan facility to reduce the applicable interest rates. We evaluated the terms of the amendment in accordance with ASC 470-50 Debt - Modification and Extinguishment and determined that the amendment was a modification of debt. As a result, we recorded $1.0 million of third-party financing costs within debt modification and extinguishment costs in the condensed consolidated statements of income (loss) during the nine months ended September 30, 2025.
Other Expense (Income), Net
Other expense, net for the nine months ended September 30, 2026 was $0.1 million, compared to $0.3 million of other income, net for the nine months ended September 30, 2025.
Provision For Income Taxes
The provision for income taxes for the nine months ended September 30, 2026 was $12.3 million, compared to $20.0 million for the nine months ended September 30, 2025. The effective income tax rate for the nine months ended September 30, 2026 was 26.2%, compared to 117.2% for the nine months ended September 30, 2025.
The Company's effective income tax rate for the nine months ended September 30, 2026 and 2025 was impacted by discrete tax items in both periods. For the nine months ended September 30, 2026, discrete items primarily consisted of a stock compensation tax shortfall, non-deductible transaction costs associated with the Calabrian Acquisition, a benefit from the remeasurement of state deferred tax assets and liabilities resulting from changes in the Company's expected state apportionment profile following the acquisition, and the partial recognition of the purchase discount on the Clean Fuel Production Tax Credits. For the nine months ended September 30, 2025, discrete items primarily consisted of a stock compensation tax shortfall, tax impacts associated with the Advanced Materials & Catalysts divestiture and state tax refunds related to prior tax years.
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
The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the nine months ended September 30, 2026 was primarily attributable to state and local taxes, a stock compensation tax shortfall, non-deductible transaction costs associated with the Calabrian Acquisition, a benefit from the remeasurement of state deferred tax assets and liabilities resulting from changes in the Company's expected state apportionment profile following the Calabrian Acquisition, and the partial recognition of the purchase discount on the Clean Fuel Production Tax Credits.

Net Income (Loss) From Continuing Operations
For the foregoing reasons, net income from continuing operations was $34.8 million for the nine months ended September 30, 2026, compared to a net loss from continuing operations of $2.9 million for the nine months ended September 30, 2025.
Adjusted EBITDA
Adjusted EBITDA for the nine months ended September 30, 2026 was $154.2 million, an increase of $33.5 million, or 27.8%, compared to $120.7 million for the nine months ended September 30, 2025.
The increase in Adjusted EBITDA was driven by higher sales volume and favorable net pricing, partially offset by higher planned fixed manufacturing costs. The higher sales volume was driven by the contribution from the recently acquired Calabrian business, higher sales of virgin and regenerated sulfuric acid as a result of strong demand, less customer down-time and the contribution from the Waggaman, Louisiana location. Net pricing was favorable year over year, driven by the beneficial contractual pricing for regenerated sulfuric acid. Higher fixed manufacturing costs were driven by the acquisition of the Waggaman, Louisiana location and the recently acquired Calabrian business, as well as higher total turnaround costs, general inflation and higher transportation costs.
A reconciliation of net income (loss) from continuing operations to Adjusted EBITDA is as follows:

	Nine months ended September 30,
	2026	2025
	(in millions)
Reconciliation of net income (loss) from continuing operations to Adjusted EBITDA
Net income (loss) from continuing operations	$34.8	$(2.9)
Provision for income taxes	12.3	20.0
Interest expense, net	12.9	25.3
Depreciation and amortization	63.4	58.0
EBITDA	123.4	100.4
Debt modification and extinguishment costs	1.0	1.0
Net loss on asset disposals(a)	3.4	4.0
Transaction and other related costs(b)	10.3	2.8
Equity-based compensation	8.4	7.6
Restructuring, integration and business optimization expenses(c)	4.7	2.9
Other(d)	3.0	2.0
Adjusted EBITDA(1)	$154.2	$120.7

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

Adjusted Net Income
Summarized Adjusted Net Income information is shown below in the following table:

	Nine months ended September 30,
	2026			2025
	Pre-tax amount	Tax expense (benefit)	After-tax amount	Pre-tax amount	Tax expense (benefit)	After-tax amount
	(in millions)
Reconciliation of net income (loss) from continuing operations to Adjusted Net Income (1)(2)
Net income (loss) from continuing operations	$47.1	$12.3	$34.8	$17.1	$20.0	$(2.9)
Debt modification and extinguishment costs	1.0	0.3	0.7	1.0	0.2	0.8
Net loss on asset disposals(a)	3.4	0.8	2.6	4.0	1.0	3.0
Transaction and other related costs(b)	10.3	0.9	9.4	2.8	0.7	2.1
Equity-based compensation	8.4	0.6	7.8	7.6	0.9	6.7
Restructuring, integration and business optimization expenses(c)	4.7	1.2	3.5	2.9	0.8	2.1
Other(d)	3.0	0.8	2.2	2.0	0.5	1.5
Adjusted Net Income, including intraperiod allocation	77.9	16.9	61.0	37.4	24.1	13.3
Intraperiod allocation for restating discontinued operations(3)	—	—	—	—	(15.6)	15.6
Adjusted Net Income	$77.9	$16.9	$61.0	$37.4	$8.5	$28.9

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
(3)Due to reporting the Advanced Materials & Catalysts business as held for sale in discontinued operations, the estimated tax rate used to value deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) needs to be adjusted to remove the Advanced Materials & Catalysts rate. Additionally, the Company reassessed the realizability of its state deferred tax assets, including Kansas Investment Tax Credits and state Net Operating Losses. Due to changes in the Company’s state apportionment profile resulting from the Advanced Materials & Catalysts divestiture, it was determined that a portion of these deferred tax assets are no longer expected to be realized. Accordingly, the Company recorded a valuation allowance during the quarter to reflect the reduced expected benefit of these state tax attributes. Due to these revaluations being solely as a result of the Advanced Materials & Catalysts divestiture and a non-cash item, it is treated as an addback.
The adjustments to net income (loss) from continuing operations are shown net of applicable tax rates of 25.2% and 25.6% for the nine months ended September 30, 2026 and 2025, respectively, except for equity-based compensation and transaction and other related costs. The tax effect of equity-based compensation is derived by removing the tax effect of any equity-based compensation expense disallowed as a result of its inclusion within Section 162(m) of the Internal Revenue Code of 1986, as amended, and adjusting for the tax effect of equity-based compensation windfalls and shortfalls recorded as discrete items. The tax effect of transaction and other related costs is derived by excluding the tax impact of non-deductible transaction costs associated with the Calabrian Acquisition, which are reflected as discrete items within the income tax provision.

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
We believe that our existing cash and cash equivalents and cash flows from operations, combined with availability under our ABL Facility, will be sufficient to meet our presently anticipated future cash needs for at least the next twelve months. We may also pursue strategic acquisition or divestiture opportunities, which may impact our future cash requirements. We may, from time to time, increase borrowings under our ABL Facility to meet our future cash needs. As of September 30, 2026, we had cash and cash equivalents of $71.2 million and availability of $95.8 million under our ABL Facility, after giving effect to $2.2 million of outstanding letters of credit, for a total available liquidity of $167.0 million. We did not have any revolving credit facility borrowings as of September 30, 2026. As of September 30, 2026, we were in compliance with all covenants under our debt agreements.
Our ABL Facility has one financial covenant with one ratio to maintain. The ratio compares the total ABL availability against a threshold: the greater of 10% of the line cap (which is defined as the lesser of our revolving loan commitments and the value of our assets) or $10.0 million. The greater of this threshold could not be greater than the total availability of the ABL Facility. As of September 30, 2026, we were in compliance with the financial covenant under the ABL Facility.
The 2026 Term Loan Facility and the ABL Facility contain various restrictive covenants. Each limits the ability of the Company and its restricted subsidiaries to incur certain indebtedness or liens, merge, consolidate or liquidate, dispose of certain property, make investments or declare or pay dividends, make optional payments, modify certain debt instruments, enter into certain transactions with affiliates, enter into certain sales and leasebacks and certain other non-financial restrictive covenants. When availability under the ABL Facility falls below a certain threshold, the Company is required to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0. The Company was in compliance with all debt covenants under the 2026 Term Loan Facility and the ABL Facility as of September 30, 2026.
Included in our cash and cash equivalents balance as of September 30, 2026 was $4.1 million of cash and cash equivalents in foreign jurisdictions. Depending on foreign cash balances, we have certain flexibility to repatriate funds should the need arise. Should the need arise, we would repatriate the funds in the most tax efficient manner from those subsidiaries. Repatriation of foreign cash is generally not subject to U.S. federal income taxes at the time of cash distribution. However, foreign earnings may still be taxed for state income tax purposes, as well as subject to certain foreign withholding tax obligations, when cash amounts are distributed back to the U.S.
Our liquidity requirements include interest payments related to our debt structure. As reported, our cash interest paid for the nine months ended September 30, 2026 and 2025 was approximately $15.6 million and $34.6 million, respectively. Before any impact of hedges, a one percent change in assumed interest rates for our variable interest credit facilities would have an annual impact of approximately $5.0 million on interest expense.
We hedge the interest rate fluctuations on debt obligations through interest rate cap agreements. For more information about our interest rate cap agreements, refer to Note 12 — Financial Instruments of our condensed consolidated financial statements included in Part 1, Item 1 — Financial Statements (Unaudited).
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements include $2.2 million of outstanding letters of credit on our ABL Facility as of September 30, 2026.

Cash Flow

	Nine months ended September 30,
	2026	2025
	(in millions)
Continuing Operations
Net cash provided by (used in):
Operating activities	$80.7	$77.0
Investing activities	(262.4)	(92.9)
Financing activities	60.2	(35.1)
Discontinued Operations
Net cash provided by (used in):
Operating activities	(4.2)	21.5
Investing activities	—	(15.5)
Financing activities	—	(2.4)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	0.5
Net change in cash and cash equivalents	(126.0)	(46.9)
Cash and cash equivalents at beginning of period	197.2	146.0
Cash and cash equivalents at end of period	71.2	99.1
Less: cash, cash equivalents, and restricted cash of discontinued operations	—	(17.1)
Cash, cash equivalents and restricted cash at end of period of continuing operations	$71.2	$82.0
The following discussions related to our cash flows are presented on a continuing operations basis, which excludes the cash flows from our Advanced Materials & Catalysts business accounted for as discontinued operations.
Net cash provided by operating activities was $80.7 million for the nine months ended September 30, 2026, compared to $77.0 million for the nine months ended September 30, 2025. Cash generated by operating activities, other than changes in working capital, was higher by $36.0 million during the nine months ended September 30, 2026, as compared to the same period in the prior year primarily due to higher earnings exclusive of non-cash expenses. The decrease in cash from working capital during the nine months ended September 30, 2026 of $32.5 million was unfavorable compared to the nine months ended September 30, 2025 primarily due to unfavorable changes in accrued liabilities and inventories.
The unfavorable change in accrued liabilities driven by timing of payments. The unfavorable change in inventory was primarily due to the effect of higher sulfur costs and timing of sales orders and inventory usage.
Net cash used in investing activities was $262.4 million for the nine months ended September 30, 2026, compared to $92.9 million during the same period in 2025. Net cash used in investing activities consisted of $72.7 million and $51.6 million to fund capital expenditures during the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, we acquired the Calabrian business for $178.5 million and paid $11.2 million related to the divestiture of the Advanced Materials & Catalysts business. During the nine months ended September 30, 2025, we acquired the sulfuric acid production assets of Cornerstone Chemical Company LLC located at Waggaman, Louisiana for $41.3 million.
Net cash provided by financing activities was $60.2 million for the nine months ended September 30, 2026, compared to net cash used in financing activities of $35.1 million during the same period in 2025. The favorable change in net cash provided by financing activities was primarily driven by the issuance of long-term debt and lower debt principal payments, partially offset by higher repurchases of the Company’s common stock during the nine months ended September 30, 2026.

Debt

	September 30, 2026	December 31, 2025
	(in millions)
2026 Term Loan Facility	$497.1	$397.1
ABL Facility	—	—
Total debt	497.1	397.1
Original issue discount	(2.5)	(2.9)
Deferred financing costs	(1.4)	(1.6)
Total long-term debt, net of original issue discount and deferred financing costs	$493.2	$392.6

As of September 30, 2026, our total debt was $497.1 million, excluding the original issue discount of $2.5 million and deferred financing costs of $1.4 million for our senior secured credit facilities. Total debt increased by $100 million during the second quarter of 2026 in conjunction with the Calabrian Acquisition. Our net debt as of September 30, 2026 was $425.9 million, which reflects our total debt of $497.1 million less cash and cash equivalents of $71.2 million. We may seek, subject to market conditions and other factors, opportunities to repurchase, refinance or otherwise reprice our debt.
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

	Nine months ended September 30,
	2026	2025
	(in millions)
Maintenance capital expenditures	$55.7	$44.6
Growth capital expenditures	16.2	5.1
Total capital expenditures	$71.9	$49.7

Capital expenditures remained at a level sufficient for required maintenance and certain expansion growth initiatives during these periods. Maintenance capital expenditures were higher in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 due to timing of capital projects in 2025. Growth capital expenditures were higher in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 driven by investments to increase capacity and lower operating expenses.

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
Acquisitions and Valuation of Acquired Assets and Liabilities
Upon acquisition of a company, we determine if the transaction is a business combination, which is accounted for using the acquisition method of accounting. Under the acquisition method, the purchase price is allocated to the identifiable net assets acquired based on the fair values of the identifiable net assets acquired. The excess of the purchase price over fair values of the identifiable net assets acquired is recorded to goodwill. The determination of the fair value of these assets and liabilities is based on estimates which are subject to significant management judgment. The fair value of property, plant, and equipment are determined using a cost approach. Significant assumptions used in the cost approach include replacement cost (new), physical deterioration, economic useful life, remaining useful life, age and effective age. The fair values of intangible assets are determined using the relief-from-royalty method or the excess earnings method. Significant assumptions used in these valuation methods include projected short-term revenue growth rates, EBITDA margins, discount rates, royalty rates, customer attrition rates, contributory asset charges and obsolescence rates among others. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Measurement period adjustments are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired and liabilities assumed is received, and is not to exceed one year from the acquisition date. We may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill.
Accounting Standards Not Yet Adopted
See Note 2 to our unaudited condensed consolidated financial statements for a discussion of recently issued accounting standards and their effect on us.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our major market risk exposure is potential losses arising from changing rates and prices regarding foreign currency exchange rate risk, interest rate risk and credit risk. The audit committee of our Board regularly reviews foreign exchange and interest rate activity and monitors compliance with our hedging policy. We do not use financial instruments for speculative purposes, and we limit our hedging activity to the underlying economic exposure.
There have been no material changes in the interest rate risk or credit risk discussed in Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” included in our Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.
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
Management’s assessment of disclosure controls and procedures excluded consideration of Calabrian’s internal control over financial reporting. Calabrian was acquired during the second quarter of 2026, and the exclusion is consistent with guidance provided by the staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting for up to one year from the date of acquisition, subject to specified conditions. Calabrian’s total assets represent 16% of our consolidated total assets as of September 30, 2026 and its net sales represent 9% and 4% of our consolidated sales for the three and nine months ended September 30, 2026, respectively.
Changes in Internal Control Over Financial Reporting
As a result of the Calabrian Acquisition, we are in the process of evaluating Calabrian’s internal controls to determine the extent to which modifications to Calabrian’s internal controls would be appropriate. As we continue to integrate the acquired operations of Calabrian, we have extended our oversight and monitoring processes that support our internal control over financial reporting, as well as our disclosure controls and procedures, to Calabrian. During the quarter ended September 30, 2026, there were no other changes in our internal control over financial reporting that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table contains information about purchases of our common stock, excluding excise tax, during the third quarter of 2026:

	Total number of shares of common stock purchased(1)	Average price paid per share of common stock(2)	Total number of shares of common stock purchased as part of publicly announced plan or programs	Maximum number (or dollar value) of shares of common stock that may yet be purchased under the plans or programs (in thousands)(1)
July 1, 2026—July 31, 2026	—	$—	—	$146,486
August 1, 2026—August 31, 2026	—	$—	—	$146,486
September 1, 2026—September 30, 2026	263,719	$10.25	263,719	$143,783
Total	263,719

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
During the three months ended September 30, 2026, the Company purchased 263,719 shares of its common stock on the open market pursuant to the stock repurchase program, for a total cost of $2.7 million. As of September 30, 2026, $143.8 million was available for share repurchases under the program.
(2)Excludes brokerage commissions and other costs of execution.

ITEM 5.    OTHER INFORMATION.
Trading Arrangements
During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS.
The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1*	Offer Letter, effective as of June 23, 2026, between Ecovyst Catalyst Technologies LLC and Laurie Bergman
10.2*	Transition Agreement and General Release, dated September 30, 2026, by and between Ecovyst Catalyst Technologies LLC and Michael Feehan
31.1	Certification of Chief Executive Officer of Ecovyst Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Ecovyst Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Ecovyst Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of Ecovyst Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Quarterly Report on Form 10-Q of Ecovyst Inc. for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements Of Income (Loss), (ii) Condensed Consolidated Statements Of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information, tagged as blocks of text and including detailed tags

104	The cover page from the Quarterly Report on Form 10-Q of Ecovyst Inc. for the quarter ended September 30, 2026, formatted in Inline XBRL and included as Exhibit 101
* Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecovyst Inc.

Date:	November 5, 2026	By:	/s/ LAURIE BERGMAN
Laurie Bergman
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)